Form 10KSB
period 1999-12-31
NEWAGECITIES COM INC
filed 2000-04-14
CIK 1091164

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        Commission file number 333-86347

                             NEWAGECITIES.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

         FLORIDA                                               91-0927532
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

                        1181 SOUTH ROGERS CIRCLE, SUITE 5
                            BOCA RATON, FLORIDA 33487
                            -------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (561) 989-0808
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  under  Section 12(b) of the  Securities  Exchange Act of
1934:

         Title of Each Class          Name of Each Exchange on Which Registered

                  None                                   None

Securities  registered  under  Section 12(g) of the  Securities  Exchange Act of
1934:

                     COMMON STOCK, PAR VALUE $.02 PER SHARE
                                (Title of Class)

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]  No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December  31, 1999:  $2,672.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2000 computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on that date ($2.00):
$8,841,316

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.02 per share (the "Common Stock") as of March 31, 2000, was 6,100,158.

Transitional Small Business Disclosure Format (check one):Yes       No     X


                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

         This Annual Report Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-KSB, are forward-looking statements. In addition, when used in this document the words "anticipate," "estimate," "intends," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

         PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

         Newagecities.com, Inc. is a development stage company whose goal is to become a leading provider of Internet Community-building and electronic commerce services for the New Age population and to create a demographically targeted Web site on the Internet focused on the New Age community. The New Age population consists of many millions of people interested in a variety of different areas, including aromatherapy (mood changing aromas), astrology, crystal energy, eastern philosophy, natural health, psychics, and a host of other topics. Newagecities.com is creating a Web site that serves as a doorway, or portal, to a range of information, products and services specifically designed with the New Age community in mind.

         Newagecities.com features a broad set of easy-to-use tools designed to create an online community of members. Members represent the core audience of newagecities.com and its most valuable users. The site also features extensive e-commerce capabilities. We offer a large selection of New Age related products as well as the chance for other retailers and users to sell products as well. Newagecities.com also offers high quality audio and video psychic readings online.

Our background

         Psychicnet.com, inc. was formed on January 29, 1999 to provide "New Age" services and products on the Internet. On April 6, 1999, Psychicnet was acquired by Virginia City Gold Mines, Inc., an Idaho corporation, for 2,700,000 shares of common stock. The exchange was completed through an Agreement and Plan of Reorganization between Psychicnet and Virginia City. Virginia City had no operations at the time of the acquisition. The exchange was accounted for as a reverse acquisition under the purchase method for business combinations. Subsequent to the exchange, Virginia City changed its name to newagecities.com, Inc., its present corporate name. We expect to reincorporate into the State of Florida in the near future.

Industry background and growth of Internet

         The Internet has emerged as one of the fastest growing sectors of the economy. As computer and Internet access prices decrease, the number of online shoppers increases. In a recent study of online shoppers, Ernst & Young found that 10% of the households they surveyed had purchased goods online in 1998 (The Second Annual Ernst & Young Internet Shopping Survey; Ernst &

Young, 1999), with that number expected to increase substantially in the coming years. Additionally, more and more retailers are preparing to enter the world of online shopping, recognizing the additional sales potentials and larger customer access base.

         The Internet has opened the door to new worlds for many and offers the opportunity to reach millions of people with a product, service or idea. It enables people to interact in ways that were not possible before with traditional communication media. It also offers new and effective methods for online retailers to connect with their customers and for advertisers to reach highly targeted markets.

The New Age population and market

         The term "New Age" is typically used to refer to a set of beliefs and practices that originated in centuries past. These include aromatherapy, astrology, crystal energy, eastern philosophy, natural health, psychics, UFOs and a host of other topics. Although each of these areas is distinct from the others, they are all considered within the umbrella concept of "New Age."

         Although the term "New Age" has come in and out of vogue over the years, the ideas that it represents have shown a steady growth in public interest. Often items that fall into the New Age genre are classified within a more mainstream category. The book sensation, The Celestine Prophecy, by James Redfield, is a prime example. The book has sold over 7 million copies to date and is clearly a "New Age" title, although it is commonly classified as fiction. Other best- selling book examples include Conversations with God, by Neale Donald Walsch, as well as the myriad of best-sellers by Deepak Chopra. These and other New Age books are found on the shelves (and Web sites) of all major book retailers in various sections of the store, including psychology, religion, self-help, philosophy, UFOs, etc. Overall, it is clear that the market for New Age products can be quite substantial. In fact, preliminary results of a forthcoming study (New Editions New Age Consumer Survey, Sophia Tarla, Ph.D., New Editions Retailers) reveal the following encouraging facts about New Age consumers:

  o   The average age is 44, with a majority between the ages of 30 and 59.
  o   Two-thirds have college degrees and 41% have completed post-graduate work.
  o   The average New Age consumer spends over $1,000 annually on New Age items.
  o   The New Age consumer base is estimated at over 38 million.
  o   New Age industry sales average over $44 billion dollars annually.

         These statistics represent values for the United States only. We have no information on the potential international market.

         The average New Age consumer is also very close to the average Internet consumer. Ernst & Young recently released a survey of online shopping (The Second Annual Ernst & Young Internet Shopping Survey; Ernst & Young, 1999) which highlighted the following facts about online shoppers:

  o   68% are over 40 years old

  o   94% have had some college background
  o   46% generate $50,000 plus in annual income

The need for a New Age online destination

         The New Age population is a large and under served market segment that desires interaction, communication, a sense of community and an environment that caters to their particular needs. New Age consumers build their own communities off-line. We believe they are interested in extending these communities onto the Internet because of the opportunity for interaction on a larger scale.

         For many in the New Age community there is also a need for access to products and services that are not commonly available. Most New Age products are purchased at small retail stores that specialize in this industry. However, in many areas where these stores are not present, New Age consumers are somewhat limited to those products available in more mainstream outlets. Even those that have New Age stores in their vicinity are often disappointed because these stores can only stock a small amount of products.

         We believe that creating an online destination specifically designed for New Age consumers is crucial to marketing to this population. The rapid growth in the number of New Age consumers has created a marketplace for products and services that outside advertisers should attempt to reach. Newagecities.com offers a means for these advertisers to reach this market in a manner not possible in more traditional advertising media.

The Newagecities.com solution

         We believe our company can serve as the conduit between the New Age community and the Internet. We have created a Web portal where members of this community can interact, be entertained and shop in an environment that caters specifically to their needs and desires. Newagecities.com integrates community and commerce through a network of different Web sites and features focused primarily on the New Age devotee and by offering updated content and a forum for community interaction.

         Newagecities.com enables visitors to create their own place within our Web site. We offer users the ability to join and become involved in what we hope will be an important site for the New Age community. They will be provided with free disk storage space and publishing tools to quickly and easily create their own pages within any of the site's topically organized categories. Members will be encouraged to keep their areas current and interactive through the use of chat and bulletin board services to be provided by us.

         Newagecities.com has designed a broad range of e-commerce capabilities to offer products to New Age consumers. There are a variety of company owned stores available, each focused on a different New Age area. In addition, we will offer people the opportunity to open mini-shops, where they can market their own wares as well as selected products from our database of products. Mini-shops will be easy for a user to set up and provide a marketplace for Web users to buy and sell online to other users and visitors in an easy to navigate environment with newagecities.com deriving a percentage of all sales.

         We will also allow people who do not own Web stores to offer products that our stores or any of the other mini-stores offers via an affiliate program. An affiliate program will allow anyone with a Web page to list an item for sale on their existing page. The product can then be purchased through newagecities.com, with the Web page owner receiving a commission.

         An additional unique feature of newagecities.com is our "See and Hear" psychics. Using the latest in "streaming" technology, users can receive an online psychic reading complete with audio and video. The users both see and hear the psychic during the reading, creating a bond and ensuring a more intimate and emotional experience during a reading. The sophistication of this technology sets newagecities.com apart from any competition and assures repeat business and recommendations to other clients. Because of the unique nature and high-quality of this service, newagecities.com expects to build a strong word-of-mouth advertising campaign for this product

         Newagecities.com has launched an Internet-only radio station at the Web site address "newagesound.com." The station offers continuous (24 hours a day) New Age music and programming. Newagesound.com is available to anyone with Internet access. We are using advanced streaming technology to provide high quality and accessibility for all users. We have available a full audio studio as well as the ability to broadcast large amounts of data directly through one of our direct high-speed connections to the Internet.

         Newagesound.com generates revenues through product and advertising sales. Advertising will be sold for both "on-air" commercials and on the Web site. Web site advertising takes the form of banners or other graphics with links back to the advertisers' sites. Product sales consist of New Age CDs.

Strategy

         Our goal is to build newagecities.com into a leading online destination for members of the New Age community. We believe that successful execution of this strategy will help newagecities.com realize revenue growth through expanded e-commerce offerings as well as advertising and marketing opportunities. We believe the key elements to our success are as follows:

  o Increasing Membership - One of the most valuable assets of any Web site is its members. Typically members account for a large percentage of all product purchases. Members also offer a target demographic category of users for us as well as other advertisers and marketers. Membership is free and simply requires that the user list some basic information, such as name and e-mail address. Membership benefits include access to areas reserved for members, special members-only services and discounts on selected products. It is our intention to increase membership by actively marketing and promoting the site, as well as constantly refreshing and updating the content and other features.

  o Building Brand Recognition - The key to attracting increased numbers of users to our site is to build brand recognition. Our strategy for enhancing brand recognition consists of maximizing our exposure to the New Age population through both on and offline advertising and marketing opportunities.

  o Enhancing Online Features - In order to encourage more visits and increased lengths of stay, we will constantly be updating our content, products list and service offerings. We are continually seeking new features to bring in user traffic and keep their attention.

  o Fresh Content - To encourage return visits, much of the content available on newagecities.com is updated on a regular basis. Items such as daily horoscopes, new item reviews and updated articles keep people coming back, offering additional opportunities for advertising and product sales.

  o New Features - New Internet technologies and interactive Web software will be introduced all the time. To the extent that any of these new developments complement our existing features and meet our strategic goals, they will be implemented on the site.

Strategic alliances

         We believe that one of the keys to our possible success will be building strategic alliances with companies that provide products and services that are important for us to reach our goals. To that end, we have already entered into agreements with QSound Labs, Inc., Virtacon Corporation, FinalThoughts.com , as well as an agreement for the acquisition of Member Net, Inc.

         Our alliance with QSound Labs provides us with licenses for Internet Store and AffiliateDirect. Internet Store is the e-commerce software that will serve as the backbone for all of our online shopping activities. Our online stores are created using this software. In addition, Internet Store allows us to offer other merchants the chance to open their own online stores. AffiliateDirect is the software that allows Web page owners to sell any of our products on their pages and earn a commission. We believe that Internet Store and AffiliateDirect are already two of the most complete and easy-to-use packages of their kind available. In addition, QSound has agreed to customize the software to our specifications. QSound Labs will receive 3% of Web site revenues generated from product sales using their software. In addition, they received 400,000 shares of common stock and options to purchase 125,000 shares of our common stock exercisable at $2.25 per share over a five year term, which has been valued at $671,250.

         Virtacon Corporation, formerly Virtual Financial Corp., is an Internet development and public relations firm. Virtacon's designers and programmers created our basic technology and design. In our initial stages of operations, all of our Web content was housed at Virtacon. Virtacon received 150,000 shares of common stock and options to purchase 75,000 shares of common stock exercisable at $2.25 per share over a five-year term for their services and work product, which has been valued at $258,750.

         We have recently formed a content partnership with FinalThoughts.com, Inc, operators of the finalthoughts.com Web site. Under the terms of this agreement, we will be providing content for use in their spirituality section with links back to newagecites.com sites.

         In 1999 we completed our acquisition of Member Net, Inc. of Chatsworth, California. Member Net brings with it an existing Web site geared toward New Age consumers, "www.mindbodysoul.com." Mindbodysoul.com contains a great deal of content that complements that of newagecities.com and is being incorporated into our site. Along with the additional content, mindbodysoul.com has an existing membership base of over 60,000 people as well as approximately 500,000 page views per month. The additional members and page views should increase our revenues by allowing us to sell product to more people and offer more page views for advertiser and sponsor purchases. In connection with the merger the stockholders of Member Net received 2,5000,00 shares of common stock and warrants to purchase 1,000,000 shares of common stock exercisable at $1.75 per share, which were valued at $490,000.

         Mindbodysoul.com also brings with it licenses for software that will help us to bring in new visitors and keep the ones we have staying longer. One of these licenses is for an Internet search engine, which we would cater specifically to the New Age community. The search engine would contain a catalog of New Age destinations on the Internet, allowing users to search by keyword or category. Because the search engine will focus exclusively on New Age resources, it will be easier for members of the New Age community to find relevant Web sites and information. A second piece of software we would seek to license is browser-based e-mail. With this software, users would be able to sign up for their own newagecities.com e-mail address for free (i.e. johndoe@newagecities.com). Users will be able to check their e-mail from any place in the world with Internet access, using standard Web browser software such as Microsoft's Internet Explorer(R) or Netscape's Navigator(R). Each time they check their newagecities.com e-mail, they need to return to the site. These two pieces of software could ensure a constant flow of site traffic and opportunities to present advertising banners for us and other paid sponsors.

The newagecities.com network

         Newagecities.com consists of a number of individual sections, each with its own theme, content and product line. Each section includes its own set of chat rooms and discussion boards, as well as the opportunity to purchase products directly related to the section theme. These sections include the following.

  o Crystal Warehouse - devoted to people interested in Crystals. This section includes information about specific crystals, their geological properties and metaphysical uses as well as the opportunity to purchase Crystals.

  o New Age Forum - dedicated to the modern devotee of the New Age. Information and products from a variety of areas including aromatherapy, healing, meditation, yoga and other metaphysical disciplines.

  o Present Alternative - created to supply information and products for those interested in metaphysics and practices of other cultures including Far Eastern, Tibetan, Egyptian, South American, Australian and Indonesian.

  o Books N' Things - a comprehensive Alternative, Magic and Occult Superstore of New Age related books and music.

  o Shaman's Gate - a haven for those interested in Native American and other indigenous peoples' practices, beliefs and ceremonial items which may be purchased.

  o Psychic Internetwork - home of our "See and Hear" Psychics. People prepay for blocks of time with a psychic that they can see and hear over the Internet using streaming technology.

         Newagecities expects to generate revenues from a variety of sources. We expect about 40% of our Year 2000 revenues to be realized directly through the sale of products listed on our stores. Almost 50% of sales is expected to be generated by psychics and other services. We also expect no more than 10% of our revenues to be generated via commissions on sales through the "mini-shops" owned by others. Finally, we expect that a nominal percentage of our revenues will be generated from the sale of advertising and sponsorships throughout our content areas.

Advertisers and sponsors

         Newagecities.com expects to be able to market to either the entire New Age niche, or to specific sectors within that market. As a result, we are exploring relationships with marketers who wish targeted access to these people. Advertisers will have access to this population via standard online marketing vehicles such as banner advertisements on Web pages. In addition, we are seeking sponsorship relationships with advertisers that wish to increase advertising effectiveness and brand recognition. Sponsorship arrangements are typically for longer lengths of time and involve higher dollar values. They also usually involve more than simple banner advertising and integration of the sponsors brand industry into a Web site section. We are currently assembling a sales and marketing team, one of whose tasks will be to better understand the needs of our customers and to help market towards these needs.

Marketing and promotions

         Like most Internet companies, our marketing plan calls for both on and off-line marketing. Off-line marketing will cover a full range of media including television, radio, print, and event sponsorships. We are currently seeking alliances with industry specific magazines that will provide us increased exposure to a wide audience and a cost-effective means of advertising to our target market. Similar ventures with other media companies are also being explored. We will also be working with mini-shop owners who own (physical) retail stores to assist them in marketing their online stores and, by association, newagecities.com to their existing customer base.

         Online marketing includes ad placement in major search engines, keyword based advertising in search engines as well as advertising purchases on other relevant and popular online destinations such as America On Line, the GO Network and the Microsoft Network. We are currently negotiating bulk discounts on advertising rates because of the anticipated volume of our advertising needs along with those of our strategic partners. Additionally, we hope to be able to benefit from the marketing of individual Web pages and "mini-shops" that the site's users house with newagecities.com. An affiliate program will offer a unique opportunity to market our products and brand our name through other sites on the Web.

International markets

         We expect that some portion of our traffic and revenue generation will result from markets outside of the United States. Many New Age ideas originated outside the U.S., and now the Internet makes it easier for cultures and ideas to spread globally. Additionally, many markets outside of the U.S. have no access to the range of products and services offered at newagecities.com.

Technology

         Our office contains a Windows NT network made up of computers purchased through Dell. All of our Web content is being housed on IBM compatible servers at our facility. All of our machines are Year 2000 compliant. Our Web servers are connected directly to an OC-12, one of the fastest possible connections to the Internet. All of our computers and our Internet connections have redundant systems in place to ensure reliability.

Product fulfillment

         To accommodate our users' demand for products, newagecities.com has negotiated distribution arrangements with most of our vendors. As product distributors, we will benefit from better pricing, allowing us to offer discounted prices to clients on the site as well as the ability to wholesale to other retailers, both on and offline. Products will be shipped from our warehouse facility in Boca Raton, Florida. In the future we expect to arrange with our major suppliers to ship directly from their facilities to our customers.

Competition

         We have found no Web sites devoted to the New Age community that contain the breadth and depth of information, interaction, entertainment and merchandise available at newagecities.com. Several content areas of newagecities.com are currently available at other sites, however, we believe they lack the completeness of our site. The ability to offer high quality "See & Hear" psychics appears to be unique to newagecities.com. Other sites offering psychic readings either do so via phone, email or video with text chat.

         The market for members, visitors, Internet advertising and online product is rapidly evolving and competition is sure to increase. With the rapid expansion of the New Age community and the limited number of barriers to entry, we expect additional competition to arrive over time. Some of our potential competitors may be larger, better funded and more technically capable than us. Increased competition may lead to pricing pressures on our advertising and product rates which could have adverse material effects on us.

Employees

         Newagecities.com currently has twelve full-time employees. Four persons are in management and provide services in the areas of marketing and business development, finance and technology, one person is in administration, six persons are employed in operations and technology, and one person is in warehousing. No employee of newagecities.com is covered by a collective bargaining agreement nor is represented by a labor union. Newagecities.com considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         We currently lease facilities consisting of approximately 5,145 square feet of office and warehouse space in Boca Raton, Florida. The lease is for a five-year period. The first year's rent is $43,732.50, the second is $45,919 and third, fourth and fifth are $48,215, $50,626, and $53,157, respectively, plus newagecities' proportionate share of taxes, insurance and operating expenses on the building.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates a party adverse to us in any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED  SHAREHOLDER MATTERS

         Our common stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "NACT". The reported high and low bid prices for the common stock are shown below for the period from April 14, 1998, the date our common stock began trading on the OTC Electronic Bulletin Board, through December 31, 1999. The prices do not always represent actual transactions. The following information gives effect to a 1:80 reverse stock split of our outstanding common stock completed on April 6, 1999. As of March 31, 2000, we had 1,038 stockholders of record.

Period                                               High            Low

Quarter ended June 30, 1998                         $3.20          $   .80
Quarter ended September 30, 1998                    $2.48          $   .80
Quarter ended January 31, 1998                      $4.80          $  1.60

Quarter ended March 31, 1999                        $5.60          $  1.60
Quarter ended June 30, 1999                         $8.00          $  2.50
Quarter ended September 30, 1999                    $3.75          $  1.37
Quarter ended December 31, 1999                     $2.88          $  1.50

         On March 31, 2000, the closing bid price of our common stock was $2.00.

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

         During the 12-month period immediately following the date of this Prospectus, our goal is to design and begin to operate a Web portal focused on providing services and selling goods related to the New Age concept. The term "New Age" refers to a set of beliefs and practices that originated in past time and includes aromatherapy, astrology, crystal energy, eastern philosophy, natural health, psychics, UFOs and a host of other topics. The Internet has emerged as one of the fastest growing sectors of the economy and is becoming a major part of the lives of a greater number of people which includes a large number of online shoppers. Newagecities.com is creating a Web site that serves as a doorway or portal to a range of information, products and services specifically designed with the New Age community in mind. In order to accomplish our goal, we must create, with the assistance of various consultants, a complex computer network and e-commerce based system which will allow our clients to receive our services and purchase New Age related products from their personal computers. We are developing our computer systems and network so that they can evolve into a fully operating system which will allow newagecities.com to provide services and market its products on a larger scale.

         Our goal is to build newagecities.com into a leading online destination for members of the New Age community. We believe the execution of this strategy will help newagecities.com to realize revenue growth through expanded e-commerce offerings as well as advertising and marketing opportunities. The key to implementing this strategy requires increasing our membership, building brand recognition, enhancing the online features of our Web portal, maintaining fresh content and integrating new technology.

         In order to implement our business plan, newagecities.com will need to build strategic alliances with companies that provide products and services that are important for us to achieve our goals. To this end, newagecities.com has completed licensing arrangements for and entered into an agreement which has provided us with a Web page incorporating a "New Age Look".

         To further advance our strategic plan, in December 1999, newagecities.com consummated its acquisition of Member Net, Inc. which has an existing Web site geared towards New Age consumers. Along with this content, the acquisition provides newagecities.com with access to an existing membership base of over 60,000 people as well as approximately 500,000 individual web page views per month. The membership base offers us a targeted market to approach for sales of our products and services. The additional page views gives us the opportunity to sell advertising to others seeking access to our target market.

         Member Net has a license agreement for the use of its Internet software which extends until January 26, 2005. Under this agreement, the licensor is entitled to 50% of all advertising revenue generated from the use of the software. We cannot determine the future impact of this licensing agreement at this time. Member Net's product sales will not be covered by this licensing fee. Member Net has also entered into three one-year consulting agreements involving total payments of $30,000.

         Newagecities.com commenced active operations in April 1999. We began receiving limited revenues beginning in August 1999, apart from any revenues derived from the acquisition of Member Net, which has limited revenues, and which is expected to be completed in the near future. For the period January 29, 1999 (inception) through December 31, 1999, newagecities.com had revenues of $2,672 from sales of music CDs and operating expenses totaling $1,293,859, representing essentially all of our net loss which totaled $1,939,134 for that period. Operating expenses consisted of research and development charges of $258,750, general and administrative expenses of $675,859 and non-cash charges associated with compensation of $359,250. We funded these research and development expenses through issuance of 150,000 shares of our common stock and warrants to purchase 75,000 shares. Our general and administrative expenses consisted primarily of payroll and professional fees.

         For the year ended December 31, 1998, Member Net had revenues of $26,768, and income of $-0-. For the nine months ended September 30, 1999, Member Net had revenues of $13,807, and a net loss of $135. The loss for this period reflects a substantial increase in the cost of sales of $28,641 due to increased business activities and sales efforts. Member Net's revenues were generated from the sale of e-mail psychic readings, dream profiles and astrological charts as well as commissions earned via banner ads.

         At December 31, 1999, newagecities.com had current assets of $922,117 and a working capital deficit of $(201,293). Substantially all of the working capital was obtained as a result of a private offering conducted between March and April 1999 which resulted in the receipt of net proceeds of approximately $600,000 and the issuance by newagecities.com of 300,000 shares at $2.00 per share. At December 31, 1999, the Company had a cash balance of $812,569. Our current financial resources will not be sufficient for us to accomplish our goal. Over the next 12 months, our management estimates that we will need to raise approximately $1.5 million and hopefully up to $3 million primarily to further develop our computer network infrastructure ($170,000), acquire products for sale to our New Age customers ($480,000), advertising ($500,000), marketing ($200,000) and for expanding our staff ($150,000). These funds will need to be raised through a private placement of our securities, strategic investments or public financing. Revenues from operations are expected to provide only limited resources during this 12-month period.

         Newagecities.com had an accumulated deficit of approximately $1,900,000 at December 31, 1999, and has incurred significant recurring operating losses. These factors raise substantial doubt about our ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. As we describe below, we are actively pursuing new debt and/or equity financing and continually evaluating our financial position and profitability. However, while we have raised additional funds, these arrangements may not be sufficient to satisfy our needs, and we may not be able to successfully implement our business strategy.

         In November 1999, newagecities.com received a loan of $50,000 from an existing stockholder and issued a secured promissory note collateralized by equipment and inventory to the noteholder. Newagecities.com also issued a warrant to purchase up to 50,000 shares of its common stock to this noteholder exercisable at $1.50 per share on or prior to June 30, 2005.

         On December 21, 1999, newagecities.com received net proceeds of $952,498 and issued its promissory notes in the aggregate principal amount of $1,041,300 to certain non-U.S. investors under Regulation S of the Securities Act of 1933. The notes are due on April 30, 2000 and bear interest at the rate of 8% per year payable at the time that principal is paid. The notes are convertible into a total of 822,700 shares of common stock of newagecities.com.

         With this funding, we will have the opportunity now to launch our advertising program on both the Internet and in trade magazines as well increase our inventory of products. This should produce current revenues prior to April 30, 2000. In addition, it also allows us to increase our customer base and our industry status, which should also help us to attract further capital as well as to further increase our potential for advertising revenue. We cannot assure you, however, that all this will take place or that we will be able to extend the maturity dates of the notes if necessary. If we are not able to raise sufficient additional capital or extend the maturity dates for the above loans, we may be required to suspend or terminate our operations.

Impact of Year 2000

         The year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the Year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the Year 1999 and are not corrected. We have only limited hardware and software in use, we have reviewed all software and hardware used internally by us in all support systems to determine whether they are Year 2000 compliant. All of our existing software has been upgraded by the manufacturer or was recently purchased and is Year 2000 compliant.

         As of March 31, 2000, we have experienced no disruptions or failures to our normal operations as a result of the transition into calendar year 2000, and we have received no information to the effect that any third party with whom we have any material relationship has experienced any such disruption or failure.

ITEM 7.  FINANCIAL STATEMENTS

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





newagecities.com, Inc.:

  Independent Auditors' Report                                               F-2

  Consolidated Balance Sheet                                                 F-3

  Consolidated Statement of Operations                                       F-4

  Consolidated Statement of Stockholders' Equity                             F-5

  Consolidated Statement of Cash Flows                                       F-6

  Notes to Consolidated Financial Statements                         F-7 - F- 14

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
newagecities.com, Inc.
Boca Raton, Florida

         We have audited the accompanying consolidated balance sheet of newagecities.com, Inc. and Subsidiaries (A Development Stage Enterprise) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period January 29, 1999 (Inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of newagecities.com, Inc. and Subsidiaries (A Development Stage Enterprise) as of December 31, 1999, and the results of its operations and its cash flows for the period January 29, 1999 (Inception) through December 31, 1999, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements the Company has an accumulated deficit of approximately $1,939,000 at December 31, 1999, and has incurred significant operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants

New York, New York
March 1, 2000

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS:

  Cash                                                       $   812,569
  Inventories                                                     97,073
  Prepaid expenses and other current assets                       12,475
                                                              -----------
TOTAL CURRENT ASSETS                                             922,117

FURNITURE AND EQUIPMENT, net                                      77,118

LICENSING AGREEMENT, net                                         540,728

DEFERRED FINANCING COSTS                                         116,802

GOODWILL                                                       5,490,000

DEPOSITS AND OTHER ASSETS                                         36,222
                                                              -----------
                                                             $ 7,182,987
                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accrued expenses                                           $    82,110
  Convertible notes payable                                    1,041,300
                                                              -----------
TOTAL CURRENT LIABILITIES                                      1,123,410
                                                              -----------

STOCKHOLDERS' EQUITY:

  Common stock, $.02 par value, 45,000,000 shares
    authorized; 6,100,158 shares issued and outstanding          122,003
  Additional paid-in capital                                   7,876,708
  Accumulated deficit                                         (1,939,134)
                                                              -----------
TOTAL STOCKHOLDERS' EQUITY                                     6,059,577
                                                              -----------
                                                             $ 7,182,987
                                                              ===========








                 See notes to consolidated financial statements.

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF OPERATIONS

         FOR THE PERIOD JANUARY 29,1999 (INCEPTION) TO DECEMBER 31, 1999



SALES                                        $     2,672

COST OF SALES                                      1,763
                                             -----------
                                                     909
                                             -----------

OPERATING EXPENSES:

  Research and development                       258,750
  General and administrative                     675,859
  Noncash compensation expense                   359,250
                                             -----------
                                               1,293,859
                                             -----------

OPERATING LOSS                                (1,292,950)

INTEREST EXPENSE, NET                            646,184
                                             -----------

NET LOSS                                     $(1,939,134)
                                             ===========

BASIC LOSS PER SHARE OF COMMON STOCK         $     (0.54)
                                             ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     3,599,757
                                             ===========





















                 See notes to consolidated financial statements.

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                    Common Stock                                                        Total
                                             ----------------------   Additional
                                                Number of               Paid-in  Accumulated       Stockholders'
                                                 Shares   Amount        Capital    Deficit            Equity
                                             ----------- ---------   ----------- -------------       ----------

Balance, January 29, 1999 (Inception)           400,158  $  8,003   $    (8,003)  $        --   $           --

Issuance of common stock pursuant

to share exchange agreement                   2,200,000    44,000       (44,000)           --               --

Issuance of shares and warrants for

licensing agreement                             400,000     8,000       663,250            --          671,250

Sale of common stock                            300,000     6,000       530,841            --          536,841

Common stock and warrants issued for
 services and financings                        300,000     6,000       640,000            --          646,000

Beneficial conversion feature of
 convertible notes payable                           --        --       605,000            --          605,000

Issuance of common stock and warrants
 for acquisition                              2,500,000    50,000     5,440,000            --        5,490,000

Warrants issued for debt                             --        --        49,620            --           49,620

Net loss                                             --        --            --    (1,939,134)      (1,939,134)
                                             ----------- ---------    ----------    ----------      -----------
Balance, December 31, 1999                    6,100,158  $122,003   $ 7,876,708   $(1,939,134)  $    6,059,577
                                             =========== =========    ==========    ==========      ===========









                 See notes to consolidated financial statements.

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE PERIOD JANUARY 29,1999 (INCEPTION) TO DECEMBER 31, 1999



CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                          $(1,939,134)
                                                                     -----------
  Adjustments to reconcile net loss to
    net cash used in operations:

    Depreciation and amortization                                       139,928
    Common stock issued for services                                    618,000
    Beneficial conversion feature recorded
      as interest expense                                               605,000
    Warrants issued for debt                                             49,620

    Changes in assets and liabilities:

      Increase in inventories                                           (97,073)
      Increase in other current assets                                  (12,475)
      Increase in deferred financing costs                              (88,802)
      Increase in other assets                                          (36,222)
      Increase in accrued expenses                                       82,110
                                                                     -----------
Total adjustments                                                     1,260,086
                                                                     -----------
NET CASH USED IN OPERATING ACTIVITIES                                  (679,048)
                                                                     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                  (86,524)
                                                                     -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (86,524)
                                                                     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of convertible notes payable                 1,041,300
  Proceeds from sale of capital stock                                   536,841
                                                                     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,578,141
                                                                     -----------

NET INCREASE IN CASH                                                    812,569

CASH - beginning of period                                                   --
                                                                     -----------
CASH - end of period                                                $   812,569
                                                                     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

   Noncash investing and financing activities:

   Common stock and warrants issued for licensing agreement         $   671,250
                                                                     ===========

   Common stock and warrants issued for services and financing      $   646,000
                                                                     ===========

   Common stock and warrants issued for acquisition                 $ 5,490,000
                                                                     ===========

   Beneficial conversion feature recorded as additional
    paid in capital                                                 $   605,000
                                                                     ===========

   Warrants issued for debt                                         $    49,620
                                                                     ===========
                 See notes to consolidated financial statements.

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE PERIOD JANUARY 29, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999




Pyschicnet.Com, Inc. ("Psychic") was formed on January 29, 1999 to provide "New Age" services and products on the internet.

On April 6, 1999, Psychic was acquired by Virginia City Gold Mines, Inc. ("VCGM"), an Idaho corporation, for 2,200,000 shares of VCGM stock (the "Exchange"). The Exchange was completed pursuant to the Agreement and Plan of Reorganization between Psychic and VCGM. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Psychic, pursuant to which Psychic is treated as the continuing entity. Subsequent to the Exchange, with the approval of the Board of Directors, VCGM changed its name to newagecities.com, Inc. (the "Company").

The Company has adopted a December 31 year end.

On December 15, 1999 the Company completed the acquisition of MemberNet, Inc. ("MemberNet"), a California company formed in 1999.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. PRINCIPLES OF CONSOLIDATION - The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

         B. FURNITURE AND EQUIPMENT - Furniture and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets.

         C. INVENTORIES - Inventories consisting of "New Age" related products are stated at the lower of average cost or market.

         D. INCOME TAXES - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

         E. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

         F. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         G.       IMPAIRMENT  OF  LONG-LIVED   ASSETS  -  The  Company   reviews
                  long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1999, the Company believes that there has been no impairment of its long-lived assets.

         H. COMPREHENSIVE INCOME/LOSS - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distribution to stockholders. Comprehensive income/loss and net loss for the period ended December 31, 1999 were the same.

         I. RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred. These costs primarily consists of fees paid for the development of the Company's software. Research and development costs for the period ended December 31, 1999 were $258,750.

         J. STOCK BASED COMPENSATION - The Company accounts for stock transactions in accordance with APB No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

         K. NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement amends SFAS No. 52 - "Foreign Currency Translation", and supersedes SFAS No. 80 - "Accounting for Future Contracts", No. 105 - "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk",
                  No. 107 - "Disclosure about Fair Value of Financial Instruments". The Company adopted SFAS No. 133 in fiscal 2000. Management believes that the impact of SFAS No. 133 will not be significant to the Company.

                  In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101""). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed and determinable, and
                  (4) collectibility is reasonably assured. The Company is required to comply with SAB 101 transactions entered into on or after February 1, 2000, but does not expect it to have a material impact on the Company's consolidated financial position or results of operation.

         K. LICENSING AGREEMENTS - Licensing agreements are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over an estimated life of three years based upon management's expectations relating to the life of the technology and current competitive market conditions. The estimated life is reevaluated each year based upon changes in these factors. Amortization for the year ending December 31, 1999 was $130,522.

         M. EARNINGS PER SHARE - The Company has adopted the provisions of Financial Accounting Standards No. 128, "Earnings Per Share". Basic net loss per share is based on the weighted average number of shares outstanding. Potential common shares included in the computation are not presented in the financial statements as their effect would be anti-dilutive.

         N. GOODWILL - Goodwill resulting from acquisition of MemberNet is being amortized on a straight line basis over 3 years.

         O. REVENUE RECOGNITION - The Company's revenues from advertisements placed on the website are recognized at the time advertisements are displayed on the website. Revenues from the sale of products are recorded when the goods are shipped or transmitted via E-mail.

2.       FURNITURE AND EQUIPMENT

         Furniture and equipment are as follows:

                                             Estimated Life

                                           -------------------
Office furniture                                 7 Years        $ 12,110
Computer equipment                               5 Years          64,904
Retail equipment                                 5 Years           9,510
                                                                 -------
                                                                  86,524
Less: Accumulated depreciation                                     9,406
                                                                 -------
                                                                $ 77,118
                                                                 =======

3.       BASIS OF PRESENTATION

         The Company has an accumulated deficit of approximately $1,890,000 at December 31, 1999, and has incurred significant operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.       LICENSING AGREEMENT

         The Company acquired a licensing agreement from a software development company for the use of its e-commerce software. The license was acquired for 400,000 shares of the Company's common stock. Such shares of common stock were valued at the fair market value of $1.60 (based on the Reg D 504 offering during April 1999 of $2.00 per share less a 20% discount for restrictions on the resale of such shares). The Company also issued warrants to purchase 125,000 shares of the Company's common stock exercisable at $2.25 per share over a five year period. The warrants have been valued at $31,250 which has been included in the value of licenses. In addition the software development company will receive 3% of Web site revenues generated from product sales using their software.

          MemberNet has entered into a license agreement for the use of its internet software. Under the terms of the Agreement the licensor is entitled to 50% of all advertising revenue generated from the use of the software.

5.       COMMITMENTS

         The Company leases certain office and warehouse space under operating leases commencing January 2000. The leases expires January 2005.

                  Minimum rental commitments are as follows:

         2000                          $ 43,000
         2001                          $ 46,000
         2002                          $ 48,000
         2003                          $ 51,000
         2004                          $ 53,000

         The Company has entered into three employment agreements with its officers in April 1999. All three of the agreements are for two years and expire in March 2001. The agreement with its Chief Executive Officer, provides for an annual salary of $85,000 and $106,000 in years ended 2000 and 2001, respectively. The agreement with the President of the Company, provides for an annual salary of $60,000 and $75,000, respectively. The agreement with the Company's Chief Financial Officer, calls for an annual salary of $50,000 and $62,500, respectively. All of the above contracts provide for a bonus of up to 25% of the prior years annual salary. Prior to the establishment of an independent compensation committee the bonuses are based on certain performance criteria. After the committee is formed the bonuses will be at the discretion of the committee. Additionally, the above officers will receive 20,000 options to purchase shares of the Company's common stock at $2.00 per share at the end of each contract year.

         MemberNet has entered into three one year consulting agreements commencing December 1999 for a total of $30,000.

6.       INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

         The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income
         (loss) before provision for income taxes, the reconciliation is as follows:

Taxes (benefit) computed at statutory rate                $  (776,000)
Effect of permanent differences                               509,000
Income tax benefit not utilized                               267,000
                                                             --------
Net income tax benefit                                    $      -
                                                             ========

         The Company has a net operating loss carryforward for tax purposes totaling approximately $665,000 at December 31, 1999 expiring in the year 2014.

         Listed below are the tax effects of the items related to the Company's net tax liability:

Tax benefit of net operating loss carryforward            $   267,000
Valuation Allowance                                          (267,000)
                                                              --------
Net deferred tax asset recorded                          $       -
                                                              ========

7.       STOCKHOLDERS' EQUITY

         On April 6, 1999 the Company  declared a 1 for 80 reverse  stock split.
         The  financial   statements   for  all  periods   presented  have  been
         retroactively adjusted for the stock split.

         The Company has completed a private placement of 500,000 shares of its common stock at $2.00 per share. The Company issued 300,000 of these shares for gross proceeds of $600,000 (net proceeds of $536,841) and issued 200,000 shares (see below) for services rendered to the Company.

         In April 1999, the Company issued 150,000 shares of common stock to a consultant who provides both website development and public relations services. These shares were valued at the fair market value of $1.60 (based on Reg D 504 offering during April 1999 of $2.00 per share less a 20% discount for restrictions on the resale of such shares). The Company also issued to the consultant warrants to purchase 75,000 shares of common stock exercisable at $2.25 per share. Such warrants have been valued at $18,750. The Company has expensed the total amount of $258,750 as research and development.

         In April 1999, the Company issued 50,000 shares of common stock to a broker dealer for consulting services rendered on behalf of the Company. These shares were also valued at the fair market value of $1.60 (based on Reg D 504 offering during April 1999 of $2.00 per share less a 20% discount for restrictions on the resale of such shares). The Company has charged the total amount of $80,000 to Additional Paid in Capital.

         Additionally, in April 1999, the Company issued 100,000 shares to a consultant for services rendered. These shares were valued at the fair market value of $1.60 (based on Reg D 504 offering during April 1999 of $2.00 per share less a 20% discount for restrictions on the resale of such shares). Such issuance was recorded as non-cash compensation expense.

         In March through May 1999, the Company granted warrants to various consultants and employees to purchase an aggregate of 563,000 shares of common stock at a price of $2.25 per share. Such warrants were valued at $140,000 and recorded as non-cash compensation expense.

         In June 1999, the Company granted warrants to various consultants to purchase an aggregate of 237,000 shares of common stock at a price of $2.25 per share. Such warrants were valued at $59,250 and recorded as non-cash compensation expense.

         In November 1999 the Company granted 50,000 warrants exercisable at $1.50 per share on or prior to June 30, 2005 to a stockholder in connection with a $50,000 loan which was repaid prior to year end.

8.       STOCK WARRANTS

         A summary of outstanding warrants at December 31, 1999 are as follows:

                                               Shares               Range of        Remaining        Average
                                             Underlying             Exercise       Contractual       Exercise
                                              Warrants                Price            Life           Price
                                           ---------------       --------------- ----------------    ----------
Outstanding at beginning of period                -            $        -                           $   -
Granted                                          2,250,000          1.50-2.50        2 - 4.5 yrs.      2.00
Exercised                                         -                     -                               -
                                           ---------------       --------------- ----------------    ----------
Outstanding at December 31, 1999                 2,250,000     $    1.50-2.50                       $  2.00
                                           ===============       ===============                     ==========

         In November 1999, 120,000 options were granted. In 1999, had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                   As          Pro
                                                 Reported     Forma

                                                ----------  ------------

         Net loss                              ($1,939,134) ($1,992,642)
         Basic and diluted net loss per share       ($0.54)      ($0.55)

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants in 1999; dividend yield 0%, expected volatility 20%, risk-free interest rate 6.00%, expected lives in years 3.

         The weighted average fair value of stock options granted during the year ended December 31, 1999 was $2.00.

9.       CONVERTIBLE NOTES PAYABLE

         On December 21, 1999, newagecities.com and Subsidiaries received net proceeds of $952,498 and issued its promissory notes in the aggregate principal amount of $1,041,300 to certain non - U.S. investors under Regulation S of the Securities Act of 1933. The notes are due on April 30, 1999 and bear interest at the rate of 8% per year payable at the time that principal is paid. The notes are convertible into a total of 822,700 shares of common stock of newagecities.com. Additionally, the Company issued 200,000 warrants to purchase the Company's common stock to the holders' of these notes exercisable at $2.50 per share on or before June 30, 2005. Such warrants were valued at $28,000. Units of the notes representing a principal amount of $801,000 are secured by a pledge of 650,000 shares by two of the principal officers of the Company.

         In connection with the financing the Company has recorded a beneficial conversion feature of $605,000, which is included in interest expense in the statement of operations.

10.      ACQUISITION

         In December 1999, the Company acquired all of the outstanding shares of common stock of MemberNet for 2,500,000 shares of the Company's common stock, exercisable at $1.75 per share, and 1,000,000 warrants to purchase shares of the Company's common stock, with the acquisition being accounted for as a purchase business combination. These shares were valued at the fair market value of $2.00 (based on Reg D 504 offering during April 1999 of $2.00). A final allocation of the purchase price is dependent upon valuations and other studies that are not yet complete. Accordingly the purchase price allocation is preliminary and has been recorded as goodwill.

         The computation is as follows:

         Net book value of assets acquired              $      -
         Purchase price:
         Common stock                                     5,000,000
         Warrants                                           490,000
                                                         -----------
         Total purchase price                             5,490,000
                                                         -----------
         Goodwill                                       $ 5,490,000
                                                         ===========

         No pro-forma results of the operations of the Company and MemberNet, as if the acquisition had occurred on January 29, 1999, has been presented since the activity of MemberNet was immaterial.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table includes the names, positions held and ages of our executive officers and directors.

NAME                     AGE                           POSITION
----                     ---                           --------

Joseph Ardito, Jr.        42                Chairman and Chief Executive Officer
Dr. Kenneth Shenkman      34                President and Director
Stanley Siegel            67                Chief Financial Officer, Secretary,
                                            Treasurer and Director
Cory W. Smith             29                Chief Technology Officer


         Mr. Ardito has served as a director, Chairman of the Board of Directors and Chief Executive Officer of newagecities.com since March 1999. Mr. Ardito previously worked in the following positions:



DATES AND POSITION                                          BUSINESS OR ACTIVITY

Between 1990 and 1998-Owner                                 Present Alternative, Boca Raton, Florida.
                                                            This retail store sold New Age products and
                                                            psychic readings
         .
1986 to 1991 - Vice President and Partner                   Professional Accounting Services Corp. New York,
                                                            New York.  This is an accounting firm where Mr.
                                                            Ardito headed  the marketing and client relations
                                                            departments, oversaw bookkeeping and  income tax
                                                            departments and led the computer integration
                                                            division

Dr. Shenkman  has  served  as a director and President of newagecities.com since
March 1999.
Dr. Shenkman previously worked in the following positions:



September 1997 - April 1999-Consultant                      As independent consultant, Dr. Shenkman
                                                            has been an independent computer and
                                                            Internet consultant and trainer.

January 1999 - March 1999-Director of                       Arc Communications, Inc., Tinton Falls,
Internet Marketing                                          New Jersey.  This company is engaged in
                                                            designing Web sites.

July 1995 - September 1998-Vice President Operations        Computer Coach, Inc., Boca Raton, Florida.
                                                            This company engages in computer training
                                                            and Internet web design

Stanley Siegel is the father-in law of Mr. Ardito. Mr. Siegel has served as a director, Chief Financial Officer, Secretary and Treasurer of newagecities.com since March 1999. Mr. Siegel previously worked in the following positions:

1955 - 1996                                                 Director of Human Resources, Head of
                                                            Special Accountings Department and
                                                            Accountant. United Merchants and
                                                            Manufacturers, Inc.

Mr. Smith was appointed Chief Technology Officer in October, 1999. Mr. Smith previously worked in the following positions:

Between May 1999 to September, 1999 -                       Bidnow.com, inc., Boca Raton, Florida
Interim Director of Technology                              This is a start-up Internet auction company

August 19, 1998 to May 1999 - Web Enabled Technologies      Equifax Corporation, St. Petersburg, Florida
Manager

January 1996 to August 1998 - Senior Online Designed and    Miami Herald Online, Miami, Florida
Project Manager

May 1996 to January 1999 - Director of Technology           Alton Entertainment Corp. (Internet Division Miami
                                 Beach, Florida

September 1995 to May 1996 - Creative Director              Internet Communication of America, Inc. Miami, Florida

         Our directors are elected at each annual meeting of stockholders. Our directors hold office until the next annual meeting of stockholders. Executive officers are elected by and serve at the discretion of the Board of Directors. Member Net has the right to designate for nomination the names of three prospective directors. We have not received the name of designees at this time.

Board Committees

         We plan to establish an audit committee, which will be responsible for making recommendations concerning the engagement of independent public accountants, reviewing the plans and results of the audit engagement with the independent public accountants, approving professional services provided by the independent public accountants and reviewing the adequacy of our internal accounting controls. The Audit Committee will be comprised of designees of Member Net, who will not be management employees, and Mr. Siegel. We will organize an independent compensation committee which will evaluate compensation programs for management and other employees as well as individual salary arrangement with our executive officers. This committee will also be composed of designees of Member Net or other independent directors added to our Board of Directors.

Employment Agreements

         We entered into two-year employment agreements with Messrs. Ardito, Shenkman and Siegel. No employment agreement has been prepared for Mr. Smith at this time. The terms of the agreements are as follows:

         JOSEPH ARDITO: Mr. Ardito is to receive an annual salary of $85,000 beginning April 1, 1999 and ending March 31, 2000 and $106,000 annual salary for the period April 1, 2000 and ending March 31, 2001. Mr. Ardito is entitled to a bonus of up to 25% of his annual salary each year. On April 1, 1999, Mr. Ardito was granted options to purchase a total of 40,000 shares of common stock at an exercise price of $2.00 per share. These options expire on March 31, 2003, and may be exercised for up to 20,000 shares beginning March 31, 2000 and as to the remaining 20,000 shares beginning March 31, 2001.

         KENNETH SHENKMAN: Dr. Shenkman is to receive an annual salary of $60,000 beginning April 1, 1999 and ending March 31, 2000 and $75,000 annual salary for the period April 1, 2000 and ending March 31, 2001. On April 1, 1999, Dr. Shenkman was granted options to purchase a total of 40,000 shares of common stock at an exercise price of $2.00 per share. These options expire on March 31, 2003, and may be exercised for up to 20,000 shares beginning March 31, 2000 and as to the remaining 20,000 shares beginning March 31, 2001.

         STANLEY SIEGEL: Mr. Siegel is to receive an annual salary of $50,000 beginning April 1, 1999 and ending March 31, 2000 and $62,500 annual salary for the period April 1, 2000 and ending March 31, 2001. On April 1, 1999, Mr. Siegel was granted options to purchase a total of 40,000 shares of common stock at an exercise price of $2.00 per share. These options expire on March 31, 2003, and may be exercised for up to 20,000 shares beginning March 31, 2000 and as to the remaining 20,000 shares beginning March 31, 2001.

         Each of the employment agreements terminates on April 2001. The officers are to devote full time and efforts to our business. Their agreements also have non-disclosure covenants during the term of employment and for a period of two years after the term of their employment. We may terminate each employment agreement for cause.

         Until an independent compensation committee is formally established to administer the above bonus program, no bonus will be paid to these executives for the initial year under their contracts unless the following objective criteria are met. The bonus will be based as follows:

  o      At least 10,000 new member sign-ups by March 31, 2000;

  o At least six communities (these are unique content areas or subjects of interest) are available at our website;

  o e-commerce capabilities are introduced with at least 5,000 products available for sale;

  o      Availability of live see and hear psychics at our website;

  o      At least ten merchant-owned "mini-shops" opened;

  o      At least three other company-owned websites are up and running.

         In the event that any of these six criteria are not met, the amount of the bonus will be reduced by 16.7% from the maximum allowed. If for some reason an independent compensation committee is not organized by the second year of the employment contract, then the criteria for earning the bonus will be doubled.

Key-man life insurance

         We do not have key-man life insurance on our officers or directors.

Limitation on liability and indemnification matters

         The Idaho Business Corporation Act allows us to indemnify our officers and directors from liability incurred in furtherance of their duties under certain circumstances. In criminal proceedings, Idaho law states that we may indemnify an officer or director if he or she acted in good faith and reasonably believed that his or her conduct was in the best interests of the corporation if he or she had no reasonable cause to believe his or her conduct was unlawful. In addition, Idaho law requires us to indemnify directors, who succeed on the merits of any defense proceeding or in any defense proceeding to which he or she was party because he or she was a director of the corporation for reasonable expenses incurred in connection with the proceeding. If we chose to indemnify our officers and directors in accordance with the provisions of the Idaho Business Corporation Act, our financial resources may be significantly affected.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, may be permitted to our directors, officers and controlling persons pursuant to the above, we are aware that in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the securities laws, and is, therefore unenforceable.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         The Company is not subject to Section 16(a) of the Securities Exchange Act of 1934, which requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to: (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 1999:


                               Fiscal                                Other Annual                LTIP          All Other
Name and Principal Position    Year         Salary        Bonus      Compensation   Options/ (#) Payouts    Compensation
---------------------------    -----------------------------------------------------------------------------------------

Joseph Ardito, CEO              1999        $78,465         -             -           40,000        -            -



Option Grants in Last Fiscal Year

         The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 1999 to (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 1999.


                                                Percent of
                                Number of     Total Options/
                               Securities      SARs Granted
                               Underlying      To Employees          Exercise Or
                              Options/SARs       In Fiscal           Base Price
      Name                     Granted (#)          Year               ($/Sh)           Expiration Date

Joseph Ardito, CEO             400,000/-0-          33%                $2.00               -0-/-0-

Option Exercises and Holdings

         The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 1999 to (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 1999.


Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                                            Number of
                                                                           Securities            Value of
                                                                           Underlying           Unexercised
                             Shares                                        Unexercised         In-The-Money
                            Acquired                                      Options/SARs         Options/SARs
                               On                         Value           At FY-End (#)        At FY-End ($)
                            Exercise                    Realized          Exercisable/         Exercisable/
      Name                     (#)                         ($)            Unexercisable        Unexercisable
------------------------------------------------------------------------------------------------------------

Joseph Ardito, CEO             -0-                         -0-            20,000/20,000           -0-/-0-


Long-Term Incentive Plans Awards in Last Fiscal Year


                                     Number          Performance
                                    of Shares         or Other            Estimated Future Payouts Under
                                    Units or        Period Until             Non-Stock Price-Based Plans
                                                                          ------------------------------
                                  Other Rights       Maturation             Threshold   Target   Maximum
      Name                            (#)             or Payout                ($or #)  ($or #)    ($ or #)
      -----------------------------------------------------------------------------------------------------

Joseph Ardito, CEO                      -                 -                      -          -      -


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2000, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Newagecities.com, Inc., 1181 South Rogers Circle, Suite 5, Boca Raton, Florida 33487. The address for Messrs. Quan, Gallagher, Muhlfeld and Gould is c/o Member Net, Inc., 9610 DeSoto Avenue, Chatsworth, CA 91311.

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

         Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this prospectus upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this prospectus, have been exercise or converted. As of March 31, 2000, there were 6,100,158 shares of our common stock issued and outstanding. The issued and outstanding shares do not include 850,000 shares of our common stock issuable upon the exercise of warrants issued in connection with our private placement, or warrants to purchase 1,000,000 shares issued to the stockholders of Member Net in connection with that acquisition.



Names and Address of                      Number of shares                       Percentage of shares
Beneficial Owner                          Beneficially Owned                     Beneficially Owned

Joseph Ardito                                  1,220,000(1)                               18.5%
Kenneth Shenkman                                 369,500(2)                                5.8%
Stanley Siegel                                    90,000(3)                                1.5%
Q-Sound Labs                                     525,000(4)                                8.6%
James Warner                                     225,000(5)                                3.7%
CALP II Limited Partnership                      632,700(6)                               10.8%
New Amsterdam Investment Trust                   240,000(7)                                3.9%
Nolan Quan                                     1,006,250(8)                               15.8%
John Gallagher                                   853,125(9)                               13.4%
Robert Gould                                     743,750(10)                              11.8%
Bruce Muhlfeld                                   437,500(11)                               7.0%

All executive officers and
directors as a group (3 persons)               1,679,500                                  24.3%
-----------------

(1) The number of shares owned by Joseph Ardito also includes 20,000 shares held by his wife directly, 22,000 shares held by his wife as custodian for two minor children and 470,000 shares issuable to Mr. Ardito to replace shares delivered by Mr. Ardito to satisfy a portion of the Company's outstanding indebtedness. Mr. Ardito disclaims beneficial ownership of the shares held by his wife. The table includes 20,000 under options that are currently exercisable, but does not include 20,000 shares under options that may be exercised beginning March 31, 2001.

(2) The table includes 20,000 under options that are currently exercisable and 219,500 shares issuable to Dr. Shenkman to replace shares delivered by Dr. Shenkman to satisfy a portion of the Company's outstanding indebtedness. The table does not include (a) 26,000 shares of our common stock beneficially owned by Mr. Shenkman's parents, (b) 6,750 shares of our common stock issuable upon the exercise of warrants owned by Mr. Shenkman's parents, and (c) 20,000 shares under options that may be exercised beginning March 31, 2001.

(3) The number of shares beneficially owned by Stanley Siegel includes (a) 20,000 shares owned by his wife, (b) 20,000 shares under options that are currently exercisable and (c) 70,000 shares issuable to Mr. Seigel to replace shares delivered by Mr. Siegel to satisfy a portion of the Company's outstanding indebtedness. The table does not include 20,000 shares under options that may be exercised beginning March 31, 2001.

(4) Does not include warrants to purchase 15,000 shares of our common stock issued to David Gallagher, President of Q-Sound Labs.

(5) Mr. Warner's address is 4910 Blue Lake Drive, Boca Raton, Florida 33431 These include 200,000 shares of Virtacon Corporation for which he has sole voting and dispositive authority.

(6) CALP II Limited Partnership's address is Box HM 1737, Hamilton, HM 6X, Bermuda. These include 632,700 shares that may be issued following conversion of convertible promissory notes. CALP II Limited Partnership is owned 80% by Canadian Advantage Limited Partnership and 20% by Advantage Bermuda Fund. Canadian Advantage Limited Partnership is owned in turn by Messrs. Marc Valentine and Ian McKinnon, all of whom have an address at Box HM 1737 Hamilton, HM 6X, Bermuda.

(7) New Amsterdam Investment Trust's address is Box N-65, Nassau, Bahamas. These include 190,000 shares that may be issued following conversion of convertible promissory notes and 50,000 shares that may be issued on exercise of warrants. New Amsterdam Investment Trust is owned by Mr. Adrian C. Jones, Charlotte House, Box N-65, Nassau, Bahamas.

(8) Includes 287,500 shares issuable upon exercise of warrants issued in connection with our acquisition of Member Net, Inc.

(9) Includes 243,750 shares issuable upon exercise of warrants issued in connection with our acquisition of Member Net, Inc.

(10) Includes 212,500 shares issuable upon exercise of warrants issued in connection with our acquisition of Member Net, Inc.

(11) Includes 125,000 shares issuable upon exercise of warrants issued in connection with our acquisition of Member Net, Inc.




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the organization of Psychicnet.com, Inc., Messrs. Ardito, Shenkman and Siegel received shares of common stock in connection with the formation of Psychicnet.com. On March 8, 1999, we acquired Psychicnet.com, Inc., and as result of this transaction, 1,900,000 shares, 400,000 shares and 100,000 shares of our common stock were exchanged with Joseph Ardito, Kenneth Shenkman and Stanley Siegel, respectively. Thereafter, Messrs. Ardito, Shenkman and Siegel transferred an aggregate of 180,000, 35,000 and 30,000 shares of common stock respectively to various family members and friends without consideration and solely in appreciation of their relationships. Since at organization, Psychicnet had no value and newagecities.com had highly limited value at the time newagecities.com acquired the stock of Psychicnet from our current management, we believe that the share issuance was fair and reasonable to us.

         Mr. Ardito also transferred 400,000 shares of common stock to Q-Sound Labs valued at $1.60 per share in exchange for Q-Sound software licenses. In addition to the 400,000 shares of our common stock Q-Sound received from Mr. Ardito, Q-Sound also received warrants to purchase 125,000 shares of our common stock at $2.25 per share. Mr. David Gallagher, president of Q-Sound, separately received warrants to purchase 15,000 shares of our common stock at $2.25 per shares for agreeing to serve on our Board of Advisors if it is constituted. Since this transaction was the result of arms-length bargaining and the price per share of $1.60 for restricted stock corresponded to our stock offering under Rule 504 of $2.00, we believe this transaction was fair and reasonable.

         In February 1999, the individuals serving as officers and directors of newagecities.com at that time purchased an aggregate of 700,000 shares of common stock from newagecities.com at $.01 per share. The proceeds were used to pay expenses associated with the acquisition of Psychicnet.com. Since our current management was not involved with the original company (which changed its name to newagecities.com, Inc. following the acquisition), it is difficult to evaluate whether this transaction was fair to shareholders. However, since newagecities had only nominal value at this time, we believe that the transaction was fair and reasonable.

         During March and June 1999, we issued 6,000 shares of our common stock to the parents of Dr. Shenkman for $12,000 or $2.00 per share as part of our Rule 504 offering.

         In April 1999, we made a $40,000 interest free loan to Mr. Joseph Ardito, an officer and director. The loan was repaid by Mr. Ardito in June 1999.

         Inasmuch as the transactions involving officers and directors of newagecities.com and its predecessor, Psychicnet.com, occurred during a start-up phase or prior to active operations, it is difficult to evaluate whether these transactions represented arm's length transactions. We are unable to judge whether these transactions were as favorable to newagecities.com as those that could have been secured in arm's length transactions, but no operations would have begun if these transactions had not occurred. However, given the above circumstances, and the difficulties in developing a start-up operation facing large hurdles, we believe these transactions were fair and reasonable to newagecities.com.

         On July 30, 1999, the Company entered into a Merger Agreement and Plan of Reorganization dated as of June 21, 1999 with Member Net, Inc. which provides for the merger of Member Net into a wholly-owned subsidiary of newagecities.com. The merger was consummated in December 1999. The five stockholders of Member Net received from newagecities, a total of 2,500,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock exercisable at an exercise price of $1.75 per share on or prior to June 30, 2001.

         On December 21, 1999, we issued promissory notes in the principal amount of $1,041,300 under Regulation S to non-U.S. investors and received net proceeds of $952,498. The notes mature April 30, 2000. The notes are convertible into a total of 822,700 shares of our common stock. Units of the notes representing a principal amount of $801,000 are secured by a pledge of 650,000 shares by two of the principal officers of newagecities.com. Thomson Kernaghan &

Co. Limited, which acquired $801,000 principal amount of promissory note as agent for a non-U.S. investor, received a commission of $80,100 and also received a warrant to purchase 150,000 shares of our common stock exercisable at $2.50 per share on or prior to January 21, 2002. In addition, if during this exercise period, our common stock trades for less than $1.26 for 20 consecutive trading days, then we must also issue an additional warrant to purchase 150,000 shares during the same exercise period at the same exercise price. The investor for units of promissory notes in the principal amount of $240,300 received warrants to purchase 50,000 shares of our common stock for the same term and at the same exercise price, but without the additional warrant. We are obligated to register all of the underlying shares by April 30, 2000. If we do not, then we are to pay a penalty equal to 2% of the invested amount for each month after April 30.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A.       EXHIBITS:


Exhibit
Number                     Description

2        Agreement and Plan of Reorganization between Virginia City Gold Mines, Inc.
         and Psychicnet.com, Inc. dated March 8, 1999(1)
3.1      Articles of Incorporation(1)
3.2      Articles of Amendment to the Articles of Incorporation(1)
3.3      Articles of Amendment to the Articles of Incorporation(1)
3.4      Bylaws(1)
10.1     Employment Agreement between newagecities.com, Inc. and Joseph Ardito(1)
10.2     Employment Agreement between newagecities.com, Inc. and Kenneth Shenkman(1)
10.3     Employment Agreement between newagecities.com, Inc. and Stanley Siegel(1)
10.4     Lease Agreement between newagecities.com, Inc. and R. A. La Pointe(1)
10.5     Internet Consulting/Marketing Agreement between Psychicnet.com, Inc. and
         Virtual Financial Corp.(1)
10.6     License Agreement between newagecities, Inc. and Q Sound Labs, Inc.(1)
10.7     Merger Agreement and Plan of Reorganization(1)
10.8     Lease Agreement between newagecities.com, Inc. and R.A. La Pointe(1)
10.9     Note, Security Agreement and Warrant between newagecities.com, Inc. and Marc Siegel.(1)
27       Financial Data Schedule(2)
-------------------------

(1) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on form SB-2 (File No. 333-86347)
(2)      Filed herewith.

B.       REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on April 13, 2000.

                                                     NEWAGECITIES.COM, INC.


                                    By: /s/ Joseph Ardito, Jr.
                                            Joseph Ardito, Jr.
                                            Chairman and Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


        SIGNATURE                                 TITLE                                      DATE
        ---------                                 -----                                      ----



/s/ Joseph Ardito, Jr.                      Chairman of the Board, Chief                  April 13, 2000
------------------------------------
Joseph Ardito, Jr.                          Executive Officer and Director
                                            (Principal Executive Officer)

/s/ Kenneth Shenkman                        President and Director                        April 13, 2000
------------------------------------
Kenneth Shenkman


/s/ Stanley Siegel                          Chief Financial Officer,                      April 13, 2000
------------------------------------
Stanley Siegel                              Secretary and Treasurer
                                            (Principal Accounting and
                                            Financial Officer)