Form 10QSB
period 2000-03-31
NEWAGECITIES COM INC
filed 2000-05-19
CIK 1091164

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2000
                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to
                                    --------

                       Commission file number: 333-86347
                                    ---------

                             NEWAGECITIES.COM, INC
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                91-0927532
              --------                                ----------
       State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization      Identification No.)

            1181 South Rogers Circle, Suite 5, Boca Raton, FL 33487
            -------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (954) 766-7800
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes X                 No
                  ----                 ----

The number of shares of registrant's Common Stock, $.02 par value, outstanding as of May 15, 2000 was 6,144,158 shares.

                    NEWAGECITIES.COM, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                                 March 31, 2000





INDEX
                                                                          PAGE
                                                                         NUMBER

PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements (Unaudited)

           Balance Sheet as of March 31, 2000                                 2

           Statement of Operations for the three-months
             ended March 31, 2000 and 1999                                    3

           Statement of Cash Flows for the three-months
             ended March 31, 2000 and 1999                                    4

           Notes to Financial Statements                                     5-6

Item 2.  Management's Discussion and Analysis or Plan of Operations          7-8

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                     9

Signatures                                                                   10

                             NEWAGECITIES.COM, INC.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
     Cash                                                           $   292,255
     Inventories                                                        105,932
     Prepaid expenses and other current assets                           35,023
                                                                    -----------
        TOTAL CURRENT ASSETS                                            433,210

FURNITURE AND EQUIPMENT, net                                            278,527

LICENSING AGREEMENT, net                                                484,791

GOODWILL, net                                                         5,181,223

DEPOSITS AND OTHER ASSETS                                                41,148
                                                                    -----------

                                                                    $ 6,418,899
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                               $    46,163
     Loans payable - shareholders                                     1,908,690
     Current portion, capital leases payable                             63,319
                                                                    -----------
        TOTAL CURRENT LIABILITIES                                     2,018,172
                                                                    -----------

CAPITAL LEASES PAYABLE                                                  108,418
                                                                    -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.02 par value,
       45,000,000 shares authorized;
       6,144,158 shares issued
       and outstanding                                                  122,883
     Additional paid-in capital                                       7,956,208
     Accumulated deficit                                             (3,786,782)
                                                                    -----------
        TOTAL STOCKHOLDERS' EQUITY                                    4,292,309
                                                                    -----------

                                                                    $ 6,418,899
                                                                    ===========





                 See notes to consolidated financial statements.

                             NEWAGECITIES.COM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   January 29,
                                               Three Months     1999 (Inception)
                                              Ended March 31,        through
                                                  2000           March 31, 1999
                                              --------------    ----------------
                                                (unaudited)       (unaudited)

SALES                                        $       3,470       $       --

COST OF SALES                                        2,256               --
                                              --------------    ----------------

                                                     1,214               --
                                              --------------    ----------------

OPERATING EXPENSES:
 Research and development                             --                 --
 General and administrative                        921,406                 100
 Noncash compensation expense                      493,500               --
                                              --------------    ----------------
                                                 1,414,906                 100
                                              --------------    ----------------

OPERATING LOSS                                  (1,413,692)               (100)

INTEREST EXPENSE, net                              483,576              --
                                              --------------    ----------------

NET LOSS                                     $  (1,897,268)      $        (100)
                                              ==============    ================

BASIC LOSS PER SHARE OF COMMON STOCK         $       (0.53)      $       (0.00)
                                              ==============    ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       3,600,158           2,600,158
                                              ==============    ================








                 See notes to consolidated financial statements.

                             NEWAGECITIES.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     January 29,
                                               Three Months      1999(Inception)
                                             Ended March 31,         through
                                                  2000            March 31, 1999
                                               -----------          -----------
                                               (unaudited)          (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(1,897,268)           $      (100)
                                               -----------           -----------
  Adjustments to reconcile net loss
    to net cash used in operations:
     Depreciation and amortization               521,064                    --
     Common stock issued for services            493,500                    --
     Common stock issued for interest            490,692                    --

    Changes in assets and liabilities:
     Inventories                                  (8,859)                   --
     Other current assets                        (22,548)                   --
     Other assets                                 (5,598)                   --
     Accrued expenses                            (35,947)                   --
                                               -----------           -----------
       Total adjustments                       1,432,304                    --
                                               -----------           -----------

NET CASH USED IN OPERATING ACTIVITIES           (464,964)                  (100)
                                               -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (55,350)                   --
                                               -----------           -----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES      (55,350)                   --
                                               -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of capital
    stock to be issued                              --                  380,000
                                               -----------           -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES     --                  380,000
                                               -----------           -----------

NET INCREASE (DECREASE) IN CASH                 (520,314)               379,900

CASH - beginning of period                       812,569                    --
                                               -----------           -----------

CASH - end of period                         $   292,255             $  379,900
                                               ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Noncash investing and financing activities:
    Common stock  issued for services        $   493,500            $       --
                                               ===========           ===========

    Common stock  issued for acquisition     $   130,000            $       --
                                               ===========           ===========



                 See notes to consolidated financial statements.

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PREPARATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1999 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the three-month period ended March 31, 2000 and from inception, January 29, 1999 through March 31, 1999 have been included.

The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

No pro-forma results of the operations of the Company and its subsidiary, MemberNet, as if the acquisition had occurred on January 29, 1999, and for the period ended March 31, 1999, has been presented since the activity of MemberNet was immaterial.

ACQUISITION:

On March 24, 2000, the Company acquired all the assets and assumed all of the outstanding capital lease obligations of Top Dog Video Productions, Inc. for 44,000 shares of the Company's common stock. These shares were valued at the fair market value of $2.95 per share for an aggregate purchase price of $130,000. The following table summarizes the acquisition:

        Purchase price                                              $   130,000
        Less: Fair market value of assets acquired                     (153,014)
        Liabilities assumed                                             171,737
                                                                      ----------
        Goodwill                                                    $   148,723
                                                                      ==========

No pro-forma results of the operations of the Company and its subsidiary, Top Dog Video Productions, Inc., has been presented sincethe activity of Top Dog Video Productions, Inc. was immaterial.

STOCKHOLDERS' EQUITY:

On March 9, 2000, three officers/shareholders of the Company and another shareholder agreed to relinquish 860,000, personally held, shares of the Company to satisfy a short term loan of $1,041,300. The Company recognized $373,890 of interest expense in this transaction.

On March 9, 2000 , the same parties gave up 165,000 of their shares to pay two consultants for services rendered to the Company. Such shares were valued at $3.00 per share and the Company recorded compensation expense of $493,500.

At March 31, 2000 the Company has a liability to these parties of $1,908,690 representing the value of the unissued shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations - January 1, 1999 - March 31, 1999 (unaudited)

         We generated no revenues during the first quarter ended March 31, 1999. Operating expenses were $100 for the quarter ended March 31, 1999.

Results of Operations - January 1, 2000 - March 31, 2000 (unaudited)

For the quarter ended March 31, 2000, we generated revenues of $3,470. The cost of goods sold was $2,256 resulting in a gross profit of $1,214 or 65% of sales for the quarter ended. Operating expenses were $1,414,906 for the quarter ended. These expenses consisted mainly of general and administrative expenses of $921,406 primarily attributable to the amortization of intangible assets, and noncash compensation of $493,500. Additionally, we recorded net interest expense of $483,576 which is attributable to convertible notes payable which converted on March 9, 2000. Comparisons to the same quarter in the preceding year are not relevant as our operations were immaterial during the first quarter of 1999.

Liquidity, Capital Resources and Plan of Operations

         We have financed our growth and cash requirements through borrowings and contributions from existing shareholders. We do not have any credit facilities from financial institutions or private lenders other than equipment leases totaling $171,737, these leases were assumed in the Top Dog Video Productions, Inc. acquisition. We do not currently have any material commitments for capital expenditures.

         Cash used in operations for the quarter ended March 31, 2000 was approximately $465,000 attributable primarily to the net loss of approximately $1,897,000 and increases in inventories and other assets of $37,000, and decreases in accrued expenses of $36,000 offset by the following noncash expenses: depreciation and amortization of $521,000, stock issued for services of $494,000 and interest of $491,000. Cash used in investing activities during the period was approximately $55,000 which was for leasehold improvements to new office space and the purchase of computer equipment and software. Total cash decreased by approximately $520,000 during the quarter.

         Since our inception, our goal has been to design and operate a Web portal focused on providing services and selling goods related to the New Age market. The term "New Age" refers to a set of beliefs and practices that originated in past time and includes aromatherapy, astrology, crystal energy, eastern philosophy, natural health, psychics, UFOs and a host of other topics. The internet has emerged as one of the fastest growing sectors of the economy and is becoming a major part of the lives of a greater number of people which includes a large number of online shoppers. Newagecities.com is creating a Web site that serves as a doorway or portal to a range of information, products and services specifically designed with the New Age community in mind. In order to accomplish our goal, we have created, and continue to develop, a complex computer network and e-commerce based system which will allow our clients to receive our services and purchase New Age related products from their personal computers. We have developed our computer systems and network so that they can evolve into fully a operating system which will all newagecities.com to provide services and market its product on a larger scale.

         Our goal is to build newagecities.com into a leading online destination for members of the New Age community. We believe that the execution of this strategy will help newagecities.com to realize revenue growth through expanded e-commerce offerings as well as advertising and marketing opportunities. The key to implementing this strategy requires increasing our membership, building brand recognition, the continued enhancement of the online features of our Web portal, maintaining fresh content and integrating new technologies.

         In order to continue to implement our business plan, newagecities.com will need to continue to build strategic alliances with companies that provide products and services that are important for us to achieve our goals. Based upon our current sales, anticipated future product sales and cash on hand, we believe that we may be required to raise additional capital in order to meet our cash flow needs over the next twelve months. Should revenues not reach projected levels or should unforeseen events arise, we may be required to secure additional funds to meet our operating needs sooner than anticipated. Additional funding may not be available to us on acceptable terms.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

                  Not applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

                  Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

                  Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

                  Not applicable

Item 5.  OTHER INFORMATION
         -----------------

                  Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  (a)        Exhibits:

                  Number   Description
                  ------   -----------
                    27     Financial Data Schedule

                    (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NEWAGECITIES.COM, INC. AND SUBSIDIARIES



Date: May 18, 2000                       /s/Joseph Ardito Jr.
                                         Chairman of the Board,
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)