Form 10QSB
period 2000-06-30
NEWAGECITIES COM INC
filed 2000-08-09
CIK 1091164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended               June 30, 2000
                                  ----------------------------------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

    For the transition period from _______________ to _________________

                                         Commission file number: 333-86347


                             NEWAGECITIES.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

        Florida                                                       91-0927532
  (State or Other Jurisdiction of                               (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)

             1181 South Rogers Circle, Suite 5, Boca Raton, FL 33487
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 989-0808
                (Issuer's Telephone Number, Including Area Code)

Check mark whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,305,158 share of Common Stock as of August 4, 2000.

                             NEWAGECITIES.COM, INC.
                                      INDEX


                                                                            Page
PART 1.  FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
             Balance Sheet - June 30, 2000 (unaudited)                         2
             Statements of Operations (unaudited) for the Three
               Months and Six Months ended June 30, 2000 and 1999              3
             Statements of Cash Flow (unaudited) for the Six
               Months Ended June 30, 2000 and 1999                             4
             Notes to Financial Statements                                 5 - 6
Item 2.    Management's Discussion and Analysis or Plan of
            Operation                                                      7 - 8
PART II. OTHER INFORMATION
Item 6.    Exhibits and reports on Form 8-K                                    9
           Signatures                                                         10

                             NEWAGECITIES.COM, INC.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2000
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
     Cash                                                      $          31,949
     Inventories                                                         107,455
     Prepaid expenses and other current assets                            35,749
                                                               -----------------
       TOTAL CURRENT ASSETS                                              175,153

FURNITURE AND EQUIPMENT, net                                             280,111

LICENSING AGREEMENT, net                                                 428,854

GOODWILL, net                                                          4,711,223

DEPOSITS AND OTHER ASSETS                                                 41,076
                                                               -----------------

                                                               $       5,636,417
                                                               =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                          $         106,552
     Loans payable - shareholders                                      1,961,690
     Current portion, capital leases payable                              55,745
                                                               -----------------
       TOTAL CURRENT LIABILITIES                                       2,123,987
                                                               -----------------

CAPITAL LEASES PAYABLE                                                   107,492
                                                               -----------------

STOCKHOLDERS' EQUITY:
     Common stock, $.02 par value, 45,000,000 shares
       authorized; 6,349,158 shares issued and outstanding               126,983
     Additional paid-in capital                                        8,106,558
     Accumulated deficit                                             (4,828,603)
                                                               -----------------
       TOTAL STOCKHOLDERS' EQUITY                                      3,404,938
                                                               -----------------

                                                               $       5,636,417
                                                               =================







                 See notes to consolidated financial statements.
                                        2

                             NEWAGECITIES.COM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                    Three Months Ended June 30,            Six Months         January 29, 1999
                                                 -----------------------------------        Ended            (Inception) through
                                                     2000               1999              June 30, 2000         June 30, 1999
                                                 ----------------   ----------------    -----------------    ---------------------
                                                      (unaudited)        (unaudited)       (unaudited)           (unaudited)

SALES                                          $       11,952    $             -      $        15,422      $                 -

COST OF SALES                                           7,768                  -               10,024                        -
                                                 ----------------   ----------------    -----------------    ---------------------

GROSS PROFIT                                            4,184                  -                5,398                        -
                                                 ----------------   ----------------    -----------------    ---------------------

OPERATING EXPENSES:
   Research and development                                 -            258,750                    -                  258,750
   General and administrative                         429,055            145,541              892,961                  145,641
   Amortization of goodwill                           470,000                  -              927,500                        -
   Noncash compensation expense                       146,950            439,250              640,450                  439,250
                                                 ----------------   ----------------    -----------------    ---------------------
                                                    1,046,005            843,541            2,460,911                  843,641
                                                 ----------------   ----------------    -----------------    ---------------------

OPERATING LOSS                                     (1,041,821)          (843,541)          (2,455,513)                (843,641)

INTEREST INCOME (EXPENSE)                                   -              4,126             (483,576)                   4,126
                                                 ----------------   ----------------    -----------------    ---------------------

NET LOSS                                       $   (1,041,821)   $      (839,415)     $    (2,939,089)     $          (839,515)
                                                 ================   ================    =================    =====================

BASIC LOSS PER SHARE OF COMMON STOCK           $        (0.17)   $         (0.23)     $         (0.48)     $             (0.29)
                                                 ================   ================    =================    =====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          6,251,491          3,600,158            6,183,158                  2,900,079
                                                 ================   ================    =================    =======================




























                 See notes to consolidated financial statements.
                                        3

                             NEWAGECITIES.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         Six Months           January 29, 1999
                                                       Ended June 30,       (Inception) through
                                                           2000                June 30, 1999
                                                   ---------------------   ----------------------
                                                        (unaudited)             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                      $      (2,939,089)      $            (839,515)
                                                   ---------------------   ----------------------
     Adjustments to reconcile net loss to
       net cash used in operations:
         Depreciation and amortization                     1,062,378                       2,462
         Common stock issued for services                    640,450                     698,000
         Common stock issued for interest expense            490,692                           -

     Changes in assets and liabilities:
         Inventories                                         (10,382)                    (89,500)
         Prepaid and other current assets                    (23,274)                     (1,485)
         Other assets                                         (6,198)                    (12,002)
         Accrued expenses                                     24,442                      10,655
                                                   ---------------------   ----------------------
           Total adjustments                               2,178,108                     608,130
                                                   ---------------------   ----------------------

NET CASH USED IN OPERATING ACTIVITIES                       (760,981)                   (231,385)
                                                   ---------------------   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                    (71,639)                    (51,285)
                                                   ---------------------   ----------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                  (71,639)                    (51,285)
                                                   ---------------------   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans from shareholders                                  53,000                       2,000
     Principal payments on capital leases                     (8,500)                          -
     Proceeds from issuance of common stock                    7,500                     599,700
                                                   ---------------------   ----------------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               52,000                     601,700
                                                   ---------------------   ----------------------

NET DECREASE IN CASH                                        (780,620)                    319,030

CASH - beginning of period                                   812,569                           -
                                                   ---------------------   ----------------------

CASH - end of period                               $          31,949       $             319,030
                                                   =====================   ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
      Noncash investing and financing activities:
        Common stock  issued for acquisition       $         130,000       $                   -
                                                   =====================   ======================





                 See notes to consolidated financial statements.
                                        4

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000, and the results of operations and cash flows for the three-month periods ended June 30, 2000 and 1999 and six month periods ended June 30, 2000 and 1999 have been included.

The results of operations for the six-month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

No pro-forma results of the operations of the Company and its subsidiary, MemberNet, as if the acquisition had occurred on January 29, 1999, and for the period ended June 30, 1999, has been presented since the activity of MemberNet was immaterial.

ACQUISITION:

On March 24, 2000, the Company acquired all the assets and assumed all of the outstanding capital lease obligations of Top Dog Video Productions, Inc. for 44,000 shares of the Company's common stock. These shares were valued at the fair market value of $2.95 for an aggregate purchase price of $130,000. The following table summarizes the acquisition:


Purchase price                                         $                 130,000
Less: Fair market value of assets acquired                             (153,014)
Liabilities assumed                                                      171,737
Goodwill                                               $                 148,723
                                                                  ==============

No pro-forma results of the operations of the Company and its subsidiary, Top Dog Video Productions, Inc., as if the acquisition had occurred on January 29, 1999, and for the period ended June 30, 1999, has been presented since the activity of Top Dog Video Productions, Inc. was immaterial.

STOCKHOLDERS' EQUITY:

In December 1999 the Company issued $1,041,300 of convertible notes payable. On March 9, 2000, certain shareholders of the Company exchanged 1,024,500, personally held shares of the Company in satisfaction of the convertible notes. The Company recorded interest expense of $490,692 in this transaction. Additionally, the shareholders exchanged 165,000, personally held shares, to two consultants for services rendered. Such shares were valued at $3.00 per share and the Company recorded compensation expense of $493,500.

The value of the shares exchanged by the shareholders is shown in the financial statements as amounts due to shareholders. Such amounts will be subsequently satisfied by the issuance of common stock by the Company.

In May 2000 the Company issued 200,000 of its common stock to consultants for services rendered. Such shares were valued at their market value on the date of issuance, ranging between $0.50 and $0.81. The Company recorded compensation expense of $146,950 in relation to these stock issuances.

During May 2000, warrants to purchase 5,000 shares of the Company's common stock were exercised at $1.25 per share aggregating proceeds of $7,500.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations - January 1, 1999 - June 30, 1999 (unaudited)

     We generated no revenues during the six months ended June 30, 1999. Operating expenses were $843,641 for the six months ended June 30, 1999. General and administrative expenses of $145,641 consisted primarily of salaries of $93,000 and professional fees of $20,000. Noncash compensation for common stock issued for consulting services and research and development costs were $439,250 and $258,750, respectively.

Results of Operations - January 1, 2000 - June 30, 2000 (unaudited)

     For the six months ended June 30, 2000, we generated revenues of $15,422 and for the quarter then ended revenues were $11,952. The cost of goods sold was $10,024 resulting in a gross profit of $5,398 for the six months ended. Operating expenses were $2,460,911 for the six months ended and $1,046,005 for the quarter then ended. These expenses consisted mainly of general and administrative expenses of $893,000 which were primarily attributable to the amortization of intangibles of $113,000, salaries of $356,000, marketing and advertising of $57,000, consulting and professional fees of $207,000 and rent and office expenses of $81,000. Additionally, operating expenses consisted of the amortization of goodwill of $927,500, which relates to the acquisition of Membernet, Inc.and noncash compensation for common stock issued for consulting services of $640,500 . Additionally, we recorded interest expense of $490,692 which is attributable to convertible notes payable which were satisfied on March 9, 2000, offset by interest income of $7,100. The increase in operating expenses for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was due to the full implementation of our business plan.

Liquidity, Capital Resources and Plan of Operations

         We have financed our growth and cash requirements through borrowings from existing shareholders of $1,961,690 We do not have any credit facilities from financial institutions or private lenders other than equipment leases totaling $163,237, these leases were assumed in the Top Dog Video Productions, Inc. acquisition. We do not currently have any material commitments for capital expenditures.

         Cash used in operations for the six months ended June 30, 2000 was approximately $761,000 attributable primarily to the net loss of approximately $2,939,000 and increases in inventories and other assets of $40,000, offset by an increase in accrued expenses of $24,000 and by the following noncash expenses: depreciation and amortization of $1,062,000, stock issued for services of $640,000 and interest of $491,000. Cash used in investing activities during the period was approximately $72,000 which was for leasehold improvements to new office space and the purchase of computer equipment and software. Cash provided by financing activities was $52,000 which consisted of $53,000 in loans from shareholders, $7,500 from the exercise of warrants, offset by $8,500 in principal payments on capital leases. Total cash decreased by approximately $781,000 during the six months ended June 30, 2000.

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

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           Not applicable

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           -----------------------------------------

           In May 2000 the Company issued 200,000 shares of its common stock to consultants for services rendered. Additionally, the Company issued 5,000 of common stock upon the exercise of warrants previously issued.

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

           Not applicable

Item 5.    OTHER INFORMATION

           Not applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

             (a)               Exhibits:

             Number            Description

             27                Financial Data Schedule

             (b)               Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NEWAGECITIES.COM, INC. AND SUBSIDIARIES



Date:    August 4, 2000                                     /s/Joseph Ardito Jr.
                                                           Chairman of the Board
                                            Chief Executive Officer and Director
                                                   (Principal Executive Officer)