Form 10QSB
period 2000-09-30
NEWAGECITIES COM INC
filed 2000-11-27
CIK 1091164

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2000
                                            ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from __________ to __________

                        Commission file number: 333-86347

                              NEWAGECITIES.COM, INC.
                 (Name of Small Business Issuer in its Charter)

Florida                                                      91-0927532
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation of Organization)                               Identification No.)

                        1181 South Rogers Circle, Suite 5
                            Boca Raton, Florida 33487
               (Address of Principal Executive Offices) (Zip Code)

                                 (954) 989-0808
                (Issuer's Telephone Number, Including Area Code)

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

Check whether the Registrant filed all documents and reports required to be filed by Section 12,13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,003,658 shares of Common Stock as of November 1, 2000.

                                                        NEWAGECITIES.COM, INC.
                                      INDEX


                                                                            Page
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements
          Balance Sheet - September 30, 2000 (unaudited)                       2
          Statements of Operations (unaudited) for the Three
           Months and Nine Months Ended September 30, 2000
           and 1999                                                            3
          Statements of Cash Flow (unaudited) for the Nine Months
           Ended September 30, 2000 and 1999                                   4
          Notes to Consolidated Financial Statements                         5-6
Item 2. Management's Discussion and Analysis or Plan of Operations           7-8
PART II OTHER INFORMATION
Item 6. Exhibits and reports on Form 8-K                                       9
Signatures                                                                    10

                             NEWAGECITIES.COM, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
     Inventories                                           $            107,881
     Prepaid expenses and other current assets                           35,749
                                                           ---------------------
      TOTAL CURRENT ASSETS                                              143,630

FURNITURE AND EQUIPMENT, net                                            271,452

LICENSING AGREEMENT, net                                                372,917

GOODWILL, net                                                         4,241,435

DEPOSITS AND OTHER ASSETS                                                35,924
                                                           ---------------------

                                                           $          5,065,358
                                                           =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank overdraft                                        $             12,004
     Accrued expenses                                                   141,070
     Loans payable - shareholder                                        140,900
     Current portion, capital leases payable                             55,745
                                                           ---------------------
      TOTAL CURRENT LIABILITIES                                         349,719
                                                           ---------------------

CAPITAL LEASES PAYABLE                                                  107,492
                                                           ---------------------

STOCKHOLDERS' EQUITY:
     Common stock, $.02 par value, 45,000,000 shares
      authorized; 8,003,658 shares issued and outstanding               160,073
     Additional paid-in capital                                      10,145,958
     Accumulated deficit                                             (5,697,884)
                                                           ---------------------
      TOTAL STOCKHOLDERS' EQUITY                                      4,608,147
                                                           ---------------------

                                                           $          5,065,358
                                                           =====================







                 See notes to consolidated financial statements.

                             NEWAGECITIES.COM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS




                                             Three Months Ended September 30,        Nine Months          January 29, 1999
                                            ----------------------------------          Ended           (Inception) through
                                                 2000               1999          September 30, 2000     September 30, 1999
                                            ---------------   ----------------   --------------------   --------------------
                                              (unaudited)        (unaudited)          (unaudited)           (unaudited)
SALES                                       $        9,254    $           748    $            24,676    $               748

COST OF SALES                                        6,076                712                 16,100                    712
                                            ---------------   ----------------   --------------------   --------------------

GROSS PROFIT                                         3,178                 36                  8,576                     36
                                            ---------------   ----------------   --------------------   --------------------

OPERATING EXPENSES:
   Research and development                              -                  -                      -                258,750
   General and administrative                       57,457            242,182                950,418                387,723
   Amortization of goodwill                        644,095                  -              1,571,595                      -
   Noncash compensation expense                    163,800                  -                804,250                439,250
                                            ---------------   ----------------   --------------------   --------------------
                                                   865,352            242,182              3,326,263              1,085,723
                                            ---------------   ----------------   --------------------   --------------------

OPERATING LOSS                                    (862,174)          (242,146)            (3,317,687)            (1,085,687)

INTEREST INCOME (EXPENSE)                           (7,107)             2,628               (490,683)                 6,754
                                            ---------------   ----------------   --------------------   --------------------

NET LOSS                                    $     (869,281)   $      (239,518)   $        (3,808,370)   $        (1,078,933)
                                            ===============   ================   ====================   ====================

BASIC LOSS PER SHARE OF COMMON STOCK        $        (0.12)   $         (0.07)   $             (0.58)   $             (0.34)
                                            ===============   ================   ====================   ====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       7,452,158          3,600,158              6,606,158              3,133,439
                                            ===============   ================   ====================   ====================




























                 See notes to consolidated financial statements.
                                        3

                             NEWAGECITIES.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                               Nine Months                    January 29,
                                                                           Ended September 30,         1999 (Inception) through
                                                                                   2000                   September 30, 1999
                                                                        --------------------------    --------------------------
                                                                                (unaudited)                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $              (3,808,370)    $              (1,078,933)
                                                                        --------------------------    --------------------------
     Adjustments to reconcile net loss to net cash used in operations:
      Depreciation and amortization                                                     1,597,589                        79,819
      Common stock issued for services                                                    804,250                       698,000
      Common stock issued for interest expense                                            490,692                             -

     Changes in assets and liabilities:
      Inventories                                                                         (10,808)                      (93,440)
      Prepaid and other current assets                                                    (23,274)                       (1,485)
      Other assets                                                                            298                       (13,741)
      Accrued expenses                                                                     58,960                        25,732
                                                                        --------------------------    --------------------------
       Total adjustments                                                                2,917,707                       694,885
                                                                        --------------------------    --------------------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (890,663)                     (384,048)
                                                                        --------------------------    --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                 (73,810)                      (57,053)
                                                                        --------------------------    --------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                               (73,810)                      (57,053)
                                                                        --------------------------    --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank overdraft                                                                        12,004                             -
     Loans from shareholders                                                              140,900                             -
     Principal payments on capital leases                                                  (8,500)                            -
     Proceeds from issuance of common stock                                                 7,500                       599,700
                                                                        --------------------------    --------------------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                           151,904                       599,700
                                                                        --------------------------    --------------------------

NET DECREASE IN CASH                                                                     (812,569)                      158,599

CASH - beginning of period                                                                812,569                             -
                                                                        --------------------------    --------------------------

CASH - end of period                                                    $                       -     $                 158,599
                                                                        ==========================    ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
         Noncash investing and financing activities:
          Common stock  issued for acquisition                          $                 130,000     $                       -
                                                                        ==========================    ==========================
          Common stock and warrants issued for license                  $                       -     $                 671,250
                                                                        ==========================    ==========================



                 See notes to consolidated financial statements.

                    NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION:

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000, and the results of operations and cash flows for the three-month periods ended September 30, 2000 and 1999 and the nine month periods ended September 30, 2000 and 1999 have been included.

The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

No pro-forma results of operations of the Company and its subsidiary, MemberNet, Inc., as if the acquisition had occurred on January 29, 1999, and for the period ended September 30, 2000, has been presented since the activities of the subsidiary was immaterial.

ACQUISITION:

On March 24, 2000, the Company acquired all the assets and assumed all of the outstanding capital lease obligations of Top Dog Video Productions, Inc. for 44,000 shares of the Company's common stock. These shares were valued at the fair market value of $2.95 for an aggregate purchase price of $130,000. The following table summarizes the acquisition:

Purchase price                                      $                   130,000
Less: Fair market value of assets acquired                             (153,014)
Liabilities assumed                                                     171,737
                                                    ----------------------------
Goodwill                                            $                   148,723
                                                    ============================

No pro-forma results of the operations of the Company and its subsidiary, Top Dog Video Productions, Inc., as if the acquisition had occurred on January 29, 1999, and for the period ended September 30, 2000, has been presented since the activity of Top Dog Video Productions, Inc. was immaterial.

STOCKHOLDERS' EQUITY:

In December 1999 the Company issued $1,041,300 of convertible notes payable. On March 9, 2000, certain shareholders of the Company exchanged 1,024,500, personally held shares of the Company in satisfaction of the convertible notes. The Company recorded interest expense of $490,692 in this transaction. Additionally, the shareholders exchanged 165,000 personally held shares, to two consultants for services rendered. Such shares were valued at $3.00 per share and the Company recorded compensation expense of $493,500.

The value of the shares exchanged by the shareholders was recorded by the Company as an amount due to shareholders. On September 8, 2000, 1,024,500 shares were issued to such shareholders to satisfy this short-term advance.

During the nine-months ended September 30, 2000, the Company issued 830,000 shares of its common stock to consultants for services rendered. Such shares were valued at their market value on the date of issuance, ranging between $0.26 and $0.81. The Company recorded compensation expense of $310,750 in relation to these stock issuances.

During May 2000, warrants to purchase 5,000 shares of the Company's common stock were exercised at $1.25 per share aggregating proceeds of $7,500.

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations - January 1, 1999 - September 30, 1999 (unaudited)

         We generated $748 in revenues during the nine-months ended September 30, 1999. These revenues consisted sales of product via internet orders. The cost of such sales was $712 with a gross margin of 5%. Operating expenses were $1,085,723 for the nine-months ended September 30, 1999. General and administrative expenses of $387,723 consisted primarily of salaries of approximately $200,000, professional fees of $40,000, travel related expenses of $10,000 and office expenses of $100,000. Noncash compensation for common stock issued for consulting services and research and development costs were $439,250 and $258,750, respectively.

Results of Operations - January 1, 2000 - September 30, 2000 (unaudited)

         For the nine-months ended September 30, 2000, we generated revenues of $24,676 and for the quarter then ended revenues were $9,254. The cost of goods sold was $16,100 resulting in a gross profit of $8,576 for the nine-months ended. Operating expenses were $3,326,263 for the nine-months ended and $865,352 for the quarter then ended. These expenses consisted mainly of general and administrative expense of $950,418 which was primarily attributable to the amortization of intangibles of $174,000, salaries of $399,183, marketing and advertising of $57,000, consulting and professional fees of approximately $230,000 and rent and office expenses of $90,000. Additionally, operating expenses consisted of the amortization of goodwill of $1,571,595, which relates to the acquisition of MemberNet, Inc. and Top Dog Video Productions, Inc., and noncash compensation for common stock issued for consulting services of $804,250. Additionally, we recorded interest expense of 490,692 which is attributable to the convertible notes payable which were satisfied on March 9, 2000. The increase in operating expenses for the nine-months ended September 30, 2000 as compared to the nine-months ended September 30, 1999 was due to the full implementation of our business plan.

Liquidity, Capital Resources and Plan of Operations

         We have financed our growth and cash requirements through the borrowings from existing shareholders of approximately $141,000, along with the repayment to these shareholders in shares of the Company's common stock. We do not have any credit facilities from financial institutions or private lenders other than equipment leases totaling $163,237, these leases were assumed in the Top Dog Video Productions, Inc. acquisition. We do not currently have any material commitments for capital expenditures.

         Cash used in operations for the nine-months ended September 30, 2000 was approximately $890,000 attributable primarily to the net loss of approximately $3,808,000 and increases in inventories and prepaid and other current assets of 34,000, offset by an increase in accrued expenses of $59,000 and the following noncash expenses: depreciation and amortization of $1,598,000, stock issued for services of $804,000 and interest of 491,000. Cash used in investing activities during the period was approximately $73,000 which was for leasehold improvements to new office space and the purchase of computer equipment and software. Cash provided by financing activities was $152,000 which consisted of a bank overdraft of $12,000, loans from shareholders of $141,000, proceeds from the exercise of warrants of $7,500, offset by principal repayments on capital lease of $8,500. Total cash decreased by approximately $813,000 during the nine-months ended September 30, 2000.

         Since our inception, our goal has been to design and operate a Web portal focused on providing services and selling goods related to the New Age market. The term "New Age" refers to a set of beliefs and practices that originated in past time and includes aromatherapy, astrology, crystal energy, eastern philosophy, natural health, psychics, UFOs and a host of other topics. The internet has emerged as one of the fastest growing sectors of the economy and is becoming a major part of the lives of a greater number of people which includes a large number of online shoppers. Newagecities.com is creating a Web site that serves as a doorway or portal to a range of information, products and services specifically designed with the New Age community in mind. In order to accomplish our goal, we have created, and continue to develop, a complex computer network and e-commerce based system which will allow our clients to receive our services and purchase New Age related products from their personal computers. We have developed our computer systems and network so that they can evolve into a fully operating system which will allow newagecities.com to provide services and market its products on a larger scale.

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

         In order to continue to implement our business plan, newagecities.com will need to continue to build strategic alliances with companies that provide products and services that are important for us to achieve our goals. Based upon our current sales, anticipated future product sales and cash on hand, we believe that it is necessary to raise additional capital in order to meet our current cash flow needs. Additional funding may not be available to us on acceptable terms.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

          Not applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          During the nine-months ended September 30, 2000, the Company issued 830,000 shares of its restricted common stock to consultants for services rendered. Additionally, the Company issued 5,000 shares of common stock upon the exercise of previously issued warrants.

          In September  2000,  the Company issued  1,024,500  shares to existing
          shareholders  of  the  Company  to  satisfy   outstanding   short-term
          advances.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

Item 5.  OTHER INFORMATION

          Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)       Exhibits:

                  Number            Description

                  27                Financial Data Schedule

        (b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEWAGECITIES.COM, INC.



Date:    November 27, 2000                  /s/ Joseph Ardito Jr.
                                            Chairman of the Board
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)