Form 10KSB
period 2000-12-31
NEWAGECITIES COM INC
filed 2001-05-16
CIK 1091164

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

                     1401 Johnson Ferry Rd., SUITE 328, F-36
                             Marrieta, Georgia 30062
                            -------------------------
               (Address of Principal Executive Offices)(Zip Code)

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

State registrant's revenues for the year ended December  31, 2000:  $23,368.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2001 computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on that date ($.00):
$

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.02 per share (the "Common Stock") as of March 31, 2001, was 8,034,658.

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Newagecities.com, Inc.'s goal is to become a leading provider of Internet Community-building and electronic commerce services for the New Age population and to create a demographically targeted Web site on the Internet focused on the New Age community. The New Age population consists of many millions of people interested in a variety of different areas, including aromatherapy (mood changing aromas), astrology, crystal energy, eastern philosophy, natural health, psychics, and a host of other topics. Newagecities.com is creating a Web site that serves as a doorway, or portal, to a range of information, products and services specifically designed with the New Age community in mind.

Due to a lack of significant revenue growth in the first half of 2000, the company decided to accelerate the implementation of the business-to-business portions of its business plan. In keeping with this strategy, On April 6, 2001 Newagecities.com signed an agreement to merge with Al-Wali Corporation d/b/a
New Leaf Distributing Company, Inc. (New Leaf), a leading wholesale distributor of New Age books, magazines, sidelines (gift items) and other literature throughout the United States. New Leaf's sales have been as high as $30 million annually. In 1999 profits were $328,000 on sales of $24 million. The merger of these two companies is contingent upon several factors, including a successful capital raise of at least $2 million. The plan is to combine these companies and employ new technologies to create one entity with significantly higher revenues and potential profits than the two generate separately.


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

Industry background

The term "New Age" is typically used to refer to a set of beliefs and practices that originated in centuries past. These include aromatherapy, astrology, crystal energy, eastern philosophy, natural health, psychics, UFOs and a host of other topics. Although each of these areas is distinct from the others, they are all considered within the umbrella concept of "New Age."

Spirituality, wellness, alternative health and other New Age concepts have recently garnered significant attention in the mainstream press with articles and stories appearing in Barrons and Time, and on CNN. According to a recent CNN report (March 2000), in the 1960's approximately 20 percent of Americans were interested in spirituality. More recent polls now indicate that this number has swelled to over 80%. A recent Business 2.0 (June 2000) article reported that in

1984, 56% of Americans felt the need for spiritual growth and that this number has grown to 82% in 2000. In addition, the sale of religious and spiritual books shot up 59% between 1992 and 1994.

Along with the increase in public interest in New Age ideas has come an increase in the sales of related products and services. While these products and services may not be labeled as such, they clearly fall within this marketplace. Oftentimes items that fall into the New Age genre are classified within a more mainstream category. The book sensation, The Celestine Prophecy, by James Redfield, is a prime example. The book has sold over 7 million copies to date and is clearly a New Age title, although it is commonly classified as fiction. Other best-selling book examples include Conversations with God, by Neale Donald Walsch, as well as the myriad of best sellers by Deepak Chopra. These and other New Age books are found on the shelves (and Web sites) of all major book retailers in various sections of the store, including psychology, religion, self-help, philosophy, UFOs, etc. Additional New Age concepts that have entered into everyday life include candles and aromatherapy. These products can now be found on supermarket shelves all over the world. Overall, it is clear that the market for New Age products is quite substantial. In fact, preliminary results of a forthcoming study (New Editions New Age Consumer Survey, Sophia Tarila, Ph.D., New Editions International) reveal that the market is estimated at over 38 million people and over $40 billion annually, in the U.S. alone.

The growth in the demand for New Age and related products is evident in the figures summarized below:

o Book industry sales have grown by approximately 7% per year for the last three years, with religious books being one of its fastest growing segments.

o Sales of aromatherapy products are approximately $575 million and growing in the U.S., Asia, and Europe.

o The National Candle Association estimates that U.S. candle consumer retail sales are over $2.3 billion annually. Since the early 1990's, the industry has averaged a growth rate of 10-15% annually. In recent years, this growth has doubled.

As the New Age market grows, newagecities.com will grow with it, offering new products and services designed to meet the expanding demand.

With such a large and fragmented market, it is not surprising that the New Age Industry has been slow to move into the Internet. New Editions International estimates that currently only 50% of wholesalers, publishers and manufacturers in this market have any kind of online presence and that only 17% of retail storeowners have one. Post-merger with New Leaf, the company will be in a unique place in the industry, serving both suppliers and retailers with traditional products and services as well as through some innovative technology. The company is perfectly positioned and has the tools in place, to capitalize on this slow movement.

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


The Newagecities.com solution

We believe our company can serve as the conduit between the New Age Community, the Industry and the Internet. We have created a Web portal where members of this community can interact, be entertained and shop in an environment that caters specifically to their needs and desires. Newagecities.com integrates community and commerce through a network of different Web sites and features focused primarily on the New Age devotee and by offering updated content and a forum for community interaction.

The company is developing a New Age affinity mall, to be located at www.newagechoice.com, that will feature listing of online and offline New Age stores. Visitors to the newagecities.com network of Web sites will be directed to these stores for product and service purchases. Stores in the listing will pay the company either a set monthly fee or a percentage of sales. The merger with New Leaf opens up the possibility of marketing this service directly to their existing customer base of over 5000 retailers, as well as manufacturers that wish TO enter the online retail market. In addition, the company is currently developing a system whereby retailers can use whatever portions of the New Leaf inventory database they select as the product base for their store.

Retailers wanting to become affiliates will be provided with a one-stop wholesale distribution source, their own e-commerce enabled storefronts, and a small order fulfillment platform to better service their clientele. By implementing this strategy, the NACT will provide a full cycle system that integrates an advanced e-commerce front-end with a powerful order fulfillment back-end, thereby enabling the storeowners to attract and retain customers and increase product offerings. NACT will alleviate the retailers' need for a distribution infrastructure or other third-party outsource providers. In addition to existing retail storeowners, this system offers the flexibility to provide products and services for larger Internet-only operations.

The company will also provide products and services for business owners in the New Age Industry via www.newagebiz.com. This site offers business owners a rich array of information and services designed to improve and expand their businesses, as well as the opportunity to partner with/purchase services from newagecities.com/New Leaf.

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

Newagesound.com generates revenues through product and advertising sales. Advertising will be sold for both "on-air" commercials and on the Web site. Web site advertising takes the form of banners or other graphics with links back to the advertisers' sites. Product sales consist of New Age CDs. Although the company will be discontinuing most of its direct retail sales, in favor of promoting other businesses on newagechoice.com, newagcities.com will continue to sell retail products on newagesound.com until a suitable sales and technology partner is located.


Strategy

Newagecities.com already has in place a set of tools to increase product and service offerings to businesses owners. These tools include:

o AffiliateDirect - software that enables affiliate partners to offer commission based affiliate programs of their own.

o Internet Store - an e-commerce software package that allows the company to offer other merchants the opportunity to open their own online stores with point-and-click ease.

Both of these software packages will be offered to business owners who will pay a percentage of sales to newagecities.com. In addition the company is currently developing new business-business products such as-


o Advertising Sales- merchants and others can purchase advertising on any of newagecities.com network of Web sites.

o Newagechoice.com - an online New Age affinity mall. Merchants in the mall will consist of newagecities.com commission based affiliate partners as well as others who will pay a monthly fee for mall placement.

In addition to online sales, the company's major focus will be on improving the sales and earnings of New Leaf. Members of the newageciites.com and New Leaf management teams, along with other industry experts, have developed a specific set of short and long term goals for the upgrade/further development of product and service offerings, as well as cost savings for New Leaf. A summary of these changes is presented below.

o Increase New Leaf's market share by adding all of their products to the Internet.

o Make alliances with small publishers, to enable the company to sell to chain books stores with a larger array of exclusive products.

o        Increase New Leaf's sales by utilizing outbound telemarketing.

o Deliver timely e-mail product updates, newsletters, industry news and trends, clearance specials, and one-of-a-kind closeouts.

o Increase sales by implementing small order fulfillment for online stores.

o Add a computer Kiosk to targeted retail stores to virtually expand their inventory (with next day delivery to either the customer or the store).

o        Expand the publishing division, search and find new authors and books.

o        Expand the Audio, Video and Sideline base of products.

o Establish a market for returns/damaged/blems and seconds books on the Internet and to the New Leaf Distribution Chain, via e-mail, fax and web presence.



Strategic Alliances

Newagecities.com management understands the power of partnering with other industry leaders, both on and offline, and has formed strategic alliances with several.

The company's alliance with QSound Labs (Nasdaq:QSND) provides newagecities.com with licenses for Internet Store and AffiliateDirect. Internet Store is the e-commerce software that allows the company to offer other merchants the chance to open their own online stores. AffiliateDirect is the software that enables business owners to allow other Web page owners to sell their products and earn a commission. Internet Store and AffiliateDirect are already two of the most complete and easy-to-use packages of their kind available. In addition, QSound has customized the software to newagecities.com's specifications.

The company has also formed a strategic partnership with Here's How Marketing, a leading provider of marketing services for the New Age Industry. With the help of Here's How personnel, newagecities.com's introduction to the New Age business world at the 1999 & 2000 International New Age Trade Shows was a tremendous success.

The company has also formed an alliance with New World Music, a leading record label in the New Age market. Newagecities.com features and sells many of the New World titles on its Internet-only radio station at www.newagesound.com. The company is also already a distributor of New World products, and provides product to other New Age businesses.

Marketing and promotions

The products and services offered by newagecities.com/New Leaf will be marketed to New Age and other businesses via a mix of on and offline marketing techniques.

Offline (traditional) Marketing efforts will Include:

Magazine Advertising:

At present there a number of industry specific business magazines, which tend to set the trends in the industry. As such, the company will present a cohesive marketing campaign via these magazines. These magazines include the New Age Retailer, NAPRA Review and New Age Voice.

Trade Shows:

We will also maintain a significant presence at industry trade shows, such as the International New Age Trade Show, the Tucson Gem & Mineral Show and the Book Exhibitors of America show.

The company will also use these traditional sales and marketing methods to attract new customers, such as mainstream gift shops, nature stores, chain bookstores and health food stores.

Online Marketing efforts will include:

Web site promotion:

We will promote our services to New Age business owners through our business-to-business Web site, www.newagebiz.com. The site offers business owners a rich array of information and services designed to improve and expand their businesses, as well as the opportunity to partner with/purchase services from us.

One main thrust of the company's marketing will be the development of newagechoice.com, the New Age Internet Mall .The company is designing a comprehensive marketing plan designed to highlight the following benefits to industry members:

For Retailers

Retail storeowners will be provided with their own e-commerce enabled storefronts to better service their clientele including:

o        A fully integrated on-line presence to sell any goods or services.
o        The option of single item fulfillment services
o Exposure to a much larger selection of goods through the our wholesale distribution base
o        The ability to sell inventory not physically in their stores
o A global reach o Inclusion in the largest New Age shopping portal on the Internet
o        Lower shipping costs

Retailers will also benefit from the information, ideas and directory listings available at the company's business-to-business Web portal, newagebiz.com, including:

o        New product listings and reviews

o        Industry news
o        Marketing tips and trends
o        Tax & other business tips
o        Access to new manufacturers and suppliers

For Wholesalers

Wholesalers, distributors and manufacturers will also gain substantial benefits from inclusion in newagebiz.com's supplier directory, including:

o        Exposure via an electronic, never-closing, virtual tradeshow
o        Access to more potential customers globally
o        A forum to showcase new products or services
o        Access to new Internet-only stores and other distributors


Online marketing will be geared primarily towards driving consumer traffic to newagechoice.com, and hence increasing the sales of retail storeowners, thereby increasing the value (and price) of a placement in mall and increasing the demand for New Age products being supplied by the company. Marketing will be completed in the form of banner advertisements, sponsorships and special advertising partnerships whereby the company will provide content to other large Websites with links back to our network of sites.


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

Historically, New Leaf has derived approximately 7-10% of its revenues from accounts outside of the U.S. International is one of the fastest growing segments of New Leaf's business.

Technology

Our technology infrastructure contains a Windows NT network made up of computers purchased through Dell, or put together by our own technicians. All of our Web servers are housed in a secure facility, located in Miami, FL. All of our Web content is being housed on IBM compatible servers at the facility. Our Web servers are connected directly to an OC-12, one of the fastest possible connections to the Internet. All of our computers and our Internet connections have redundant systems in place to ensure reliability.

Competition

Our competition comes from other New Age industry businesses and from other Web sites within the same genre. In terms of business-to-business offerings there is no one company that will be able to offer all of the products and services available via newagecities.com/New Leaf. The addition of e-commerce technology to New Leaf should increase the revenues and market stronghold of this leader to an even greater extent. The largest competitors in this marketplace are not yet online and cannot achieve that goal with the same speed and efficiency that the newagecities.com technology provides. Additionally, newagebiz.com, the company's business-to-business industry portal, has no direct competition and provides an important vehicle for further growth.

Historically, a large portion of New Leaf's strength in the New Age market has been a result of choosing prominence in a single marketplace over pursuing a less focused role as a general wholesaler/distributor. This philosophy has lead the company to offer a depth and breadth of products not seen in any of their competitors. In terms of wholesale product sales, competitors include an array of companies that each offers a subset of the products available from the company. These competitors range from very large national traditional book distributors such as Ingram and Baker & Taylor to regional and niche booksellers, such as Book Source and Book People. The company also faces competition in the sale of music and other non-book items from companies like Narada, Music Design and Lotus Light. While the company will share a portion of its business with each of these competitors, its collection of value-added technology services and product depth give it an edge moving forward over the next several years.

With regard to online competition, while there are other Web sites devoted to the New Age community that contain similar information to that available on the newagecities.com network of sites, the wealth of content and information available on the network attracts an ever-growing population of users that can be directed to the company's affiliate partners at newagechoice.com, deriving revenues for the company.

The market for members, visitors, Internet advertising and New Age products is rapidly evolving and competition is sure to increase. With the rapid expansion of the New Age community and the limited number of barriers to entry, we expect additional competition to arrive over time. Some of our potential competitors may be larger, better funded and more technically capable than us. Increased competition may lead to pricing pressures on our advertising and product rates, which could have adverse material effects on us.

Employees

Newagecities.com currently has three full-time employees, each of which is deferring pay until the company is better able to pay them. No employee of newagecities.com is covered by a collective bargaining agreement nor is represented by a labor union. Newagecities.com considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

Newagecities.com currently leases facilities consisting of approximately 5,145 square feet of office and warehouse space in Boca Raton, Florida. The lease is for a five-year period. The first year's rent is $43,732.50, the second is $45,919 and third, fourth and fifth are $48,215, $50,626, and $53,157, respectively, plus newagecities' proportionate share of taxes, insurance and operating expenses on the building. The facility is currently in the process of being subleased, as the company has moved its headquarters to Georgia.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates a party adverse to us in any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Not Applicable.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED  SHAREHOLDER MATTERS

     Our common stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "NACT". The reported high and low bid prices for the common stock are shown below for the period from April 14, 1998, the date our common stock began trading on the OTC Electronic Bulletin Board, through December 31, 2000. The prices do not always represent actual transactions. The following information gives effect to a 1:80 reverse stock split of our outstanding common stock completed on April 6, 1999. As of April 30, 2001, we had 1,029 stockholders of record.

Period                                          High            Low
Quarter ended June 30, 1998                    $3.20          $   .80
Quarter ended September 30, 1998               $2.48          $   .80
Quarter ended December 31, 1998                $4.80          $  1.60

Quarter ended March 31, 1999                   $5.60          $  1.60
Quarter ended June 30, 1999                    $8.00          $  2.50
Quarter ended September 30, 1999               $3.75          $  1.37
Quarter ended December 31, 1999                $2.88          $  1.50

Quarter ended March 31, 2000                   $3.50          $  1.75
Quarter ended June 30, 2000                    $2.19          $   .30
Quarter ended September 30, 2000               $ .44          $   .20
Quarter ended December 31, 2000                $ .19          $   .04

On March 31, 2001, the closing bid price of our common stock was $ .15

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

             Newagecities.com, Inc is a leading provider of Internet Community-building and electronic commerce services for the worldwide New Age Community. The company has developed a network of web sites that utilize cutting-edge technology to provide a wide array of products, services and information to the expanding audience of New Age enthusiasts.

              Our goal is to build newagecities.com into a leading online destination for members of the New Age community and to serve as one of the predominant product and service providers in the New Age Industry. We believe the execution of this strategy will help newagecities.com to realize revenue growth through expanded product and service offerings as well as advertising and marketing opportunities. The key to implementing this strategy requires increasing our customer base, both retail and wholesale, building brand recognition, enhancing the online features of our Web portal, maintaining fresh content and integrating new technology.

         During the 12-month period immediately following the date of this filing, the company will complete the merger agreed upon with Al Wali, Inc., d/b/a New Leaf Distributing located in Lithia Springs, Georgia, to which it has signed a Merger Agreement, then consolidate all operations and management of the combined company from Georgia with the goal of creating a leader in Business-to-Business-to-Consumer product and service offerings in the New Age Industry. The plan is to combine these companies and employ new technologies to create one entity with potentially significantly higher revenue and profits than the two generate separately.

         The term "New Age" refers to a set of beliefs and practices that originated in past time and includes aromatherapy, astrology, crystal energy, eastern philosophy, natural health and healing, psychics, UFOs and a host of other topics. The company will be focused on providing services and selling goods related to the New Age concept. Newagecities.com, Inc. will not sell to the consumer directly but through New Age retail store-owners and New Age Manufacturers and Importers by enabling Industry wholesale vendors and retail business owners to enter and effectively penetrate the growing Internet marketplace and following-up with the sale and fulfillment of products to a variety of end-users - Consumers, Other Retail Store Owners, and Distributors.

         The intent is to have New Leaf improve upon the operations, revenues and profitability of it's traditional distributorship, while generating additional revenues and profits by offering products and services to both retail storeowners and wholesalers over the Internet. To date NACT has signed-on over 70 retail storeowner and 20 wholesaler e-commerce partners. The software is in place to accomplish the company's objectives and to create a business-to -business "Click and Mortar" portal, unique to the $40 billion New Age marketplace. Retailers wanting to become affiliates will be provided with a one-stop wholesale distribution source, their own e-commerce enabled storefronts, and a small order fulfillment platform to better service their clientele. By implementing this strategy, NACT will provide a full cycle system that integrates an advanced e-commerce front-end with a powerful order fulfillment back-end, thereby enabling the storeowners to attract, retain and expand customer bases and increase product offerings. NACT will alleviate the retailers' need for a distribution infrastructure or other third-party outsource providers. In addition to existing retail storeowners, this system offers the flexibility to provide products and services for larger Internet-only operations. Wholesalers, distributors and manufacturers will be given exposure to retail storeowners via a virtual tradeshow, directory listings, and new product postings on a business-to-business portal that NACT has already created at www.newagebiz.com.

         To ensure the success of these online and off-line ventures, the company will continue to expand its network of popular Web sites that draw large numbers of highly targeted consumers. These consumers will be directed to the products and service offerings of the New Age business owners that are affiliated with the company (affiliate partners) both cyber-stores and brick-and-mortar stores. The company (combined with New Leaf) will derive revenues directly from wholesale accounts (off-line), and affiliate partners (on-line), or both at the same time, including our normal distributor discount, placement fees, sales commissions, and advertising and promotion fees. Newagecites.com will continue to market its services, including its New Age affinity mall, at newagechoice.com, to consumers via its growing network of Web sites specifically designed with the New Age community in mind. In order to accomplish our goal, we must create, with the assistance of various consultants, a complex computer network and e-commerce based system that will allow our clients to receive our services and purchase New Age related products from their personal computers. We are developing our computer systems and network so that they can evolve into a fully operating system which will allow newagecities.com to provide services and market its products on a larger scale.

         Newagecities.com has in place a set of tools to increase product and service offerings to both businesses and consumers. In addition, the company is committed to continued development of leading edge tools that enable further offerings. When possible, the company partners with other leading edge firms to accomplish these goals. One important partnership with Qsound Labs, provides Newagecities with software licenses for Internet Store and AffiliateDirect. Internet Store is the e-commerce software that allows the company to offer other merchants the opportunity to open their own online stores. AffiliateDirect is the software that enables Web page owners to sell our products on their pages and earn a commission. Internet Store and AffiliateDirect are already two of the most complete and easy-to-use packages of their kind available. In addition, QSound has customized the software to newagecities specifications. The two companies will use these packages to create a virtual mall (www.newagechoice.com), similar to that created by Qsound at www.choicemall.com. Merchants will either pay a monthly fee or commissions on sales for mall placement.

         Historically New Leaf has operated almost exclusively through wholesale distribution of products. New Leaf's revenues are derived from the sales of products to retail storeowners. Primarily, sales are accomplished via a set of published catalogs that are updated on a quarterly basis. Retailers purchase products at discounts of 20%-40% below retail price, depending on items and volume of total purchases. Most of their existing accounts (approximately 6,000) are independent book and New Age stores. The company offers a wide variety or products including books, calendars, periodicals, videos, music, candles and more. Sales of non-book items that support community bookstores are a major area of growth for New Leaf. These items especially continue to expand in the international market. The company has a small Internet presence that does not contain any electronic commerce capabilities.

         From completion of the merger and in the years to come, New Leaf will serve this market not only through wholesaling, but through an entire array of services including publishing, distribution (exclusive contracts for all wholesale sales), editorial and literary agent services for authors and publishers, brokering of international rights on behalf of small presses, consulting and training services to help both vendors and retailers succeed, marketing efforts which include further development of an excellent customer service culture, for the purpose of increasing our sales and supporting the retailers' success. Purchases are accomplished over the phone and through an electronic ordering system. NACT is perfectly positioned to expand upon the leadership positions already earned by newagecities.com and New Leaf in the New Age marketplace. By combining the strengths of these two companies, we should be able to achieve more than either would have alone. New Leaf will improve upon the operations, revenues and profitability of its traditional wholesale business, while generating additional revenues and profits by offering products and services to both retail storeowners and wholesalers over the Internet. Retailers wanting to become affiliates will be provided with a one-stop wholesale distribution source, their own e-commerce enabled storefronts, and a small order fulfillment platform to better service their clientele.

         Spirituality, wellness, alternative health and other New Age concepts have recently garnered significant attention in the mainstream press with articles and stories appearing in Barrons and Time, and on CNN. According to a CNN report (March 2000), in the 1960's approximately 20 percent of Americans were interested in spirituality. More recent polls now indicate that this number has swelled to over 80%. A recent Business 2.0 (June 2000) article reported that in 1984, 56% of Americans felt the need for spiritual growth and that this number has swelled to 82% in 2000, the sale of religious and spiritual books shot up 59% between 1992 and 1994.

         Results of Operations - January 1, 2000 - December 31, 2000 - For the twelve-months ended December 31, 2000, we generated revenues of $23,368 as compared to $2,672 during the period ended December 31, 1999. The cost of goods sold was $7,945 resulting in a gross profit of $15,423 for the twelve-months ended compared to $909 during the same period ended in 1999. Operating expenses were $8,076,733 for the twelve-months ended, as compared to $1,293,859 for the comparable prior period. These expenses consisted mainly of losses on the impairment of the Company's assets of $3,993,435, general and administrative expense of $1,253,933 which was primarily attributable to salaries of approximately $581,000, marketing and advertising of $93,000, consulting and professional fees of approximately $163,000, rent and office expenses of $155,000, depreciation of $25,000, communications costs of $36,000, travel expenditures of $24,000 and various administrative cost of $177,000. Additionally, operating expenses consisted of the amortization of goodwill of $2,088,815, which relates to the acquisition of MemberNet, Inc. and the Q-Sound license, and noncash compensation for common stock issued for consulting services of $740,550. Additionally, we recorded net interest expense of $482,169, which is attributable to the convertible notes payable, which were satisfied on March 9, 2000. The increase in operating expenses for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was due to the full implementation of our business plan.

         Liquidity, Capital Resources and Plan of Operations

         We have financed our growth and cash requirements through the borrowings from existing shareholders of approximately $208,000, along with the repayment to these shareholders in shares of the Company's common stock. We do not have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures.

         Cash used in operations for the twelve-months ended December 31, 2000 was approximately $680,000 attributable primarily to the net loss of approximately $8,543,000, offset by a decrease in inventories, prepaid and other current assets, and other assets of $146,000 and a decrease in accrued expenses of $381,000 and the following non-cash expenses: depreciation and amortization of $2,229,000, stock issued for services of $741,000, interest of $374,000 and a loss on the impairment of assets of $3,993,000. Cash used in investing activities during the period was approximately $354,000 that was for leasehold improvements to new office space, the purchase of computer equipment and software and acquisition expense of $149,000. Cash provided by financing activities was $221,000, which consisted of a bank overdraft of $600, loans from shareholders of $208,000, proceeds from the exercise of warrants of $12,500. Total cash decreased by approximately $813,000 during the twelve-months ended December 31, 2000.

ITEM 7.  FINANCIAL STATEMENTS

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





newagecities.com, Inc.:

  Independent Auditors' Report                                               F-2

  Consolidated Balance Sheet                                                 F-3

  Consolidated Statements of Operations                                      F-4

  Consolidated Statement of Stockholders' Deficit                            F-5

  Consolidated Statements of Cash Flows                                      F-6

  Notes to Consolidated Financial Statements                         F-7 - F- 15

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
newagecities.com, Inc.
Boca Raton, Florida

         We have audited the accompanying consolidated balance sheet of newagecities.com, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2000 and the period January 29, 1999 (Inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of newagecities.com, Inc. and Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 and the period January 29, 1999 (Inception) through December 31, 1999, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements the Company has an accumulated deficit of approximately $10,483,000 at December 31, 2000, and has incurred significant operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           /s/Feldman Sherb & Co., P.C.
                                              Certified Public Accountants

New York, New York
April 6, 2001

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS

FURNITURE AND EQUIPMENT, net                                  $       52,210

LICENSING AGREEMENT, net                                             316,980
                                                                -------------
                                                              $      369,190
                                                                =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Bank overdraft                                           $          526
     Accounts payable and accrued expenses                           463,029
     Loans payable - shareholders                                    208,472
                                                                -------------
TOTAL CURRENT LIABILITIES                                            672,027
                                                                -------------


STOCKHOLDERS' DEFICIT:
     Common stock, $.02 par value, 45,000,000 shares
         authorized; 8,034,658 issued and outstanding                160,693
     Additional paid-in capital                                   10,019,083
     Accumulated deficit                                         (10,482,613)
                                                                -------------
TOTAL STOCKHOLDERS' DEFICIT                                         (302,837)
                                                                -------------
                                                              $      369,190
                                                                =============







                 See notes to consolidated financial statements
                                      F-3

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          For the Period
                                       Year Ended        January 29, 1999
                                      December 31,       (Inception) to
                                         2000           December 31, 1999
                                     --------------     ------------------


SALES                                $     23,368       $         2,672

COST OF SALES                               7,945                 1,763
                                     --------------     ------------------
                                           15,423                   909
                                     --------------     ------------------

OPERATING EXPENSES:
     Research and development                -                  258,750
     General and administrative         1,253,933               675,859
     Impairment of assets               3,993,435                  -
     Amortization                       2,088,815                  -
     Noncash compensation expense         740,550               359,250
                                     --------------     ------------------
                                        8,076,733             1,293,859
                                     --------------     ------------------
OPERATING LOSS                         (8,061,310)           (1,292,950)

INTEREST EXPENSE                         (482,169)             (646,184)
                                     --------------     ------------------
NET LOSS                             $ (8,543,479)      $    (1,939,134)
                                     ==============     ==================


LOSS PER COMMON SHARE
 - basic and diluted                 $      (1.25)      $         (0.54)
                                     ==============     ==================


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic and diluted       6,819,620             3,599,757
                                     ==============     ===================




                 See notes to consolidated financial statements.
                                      F-4

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                         Common Stock
                                       -----------------    Additional                    Total
                                      Number of              Paid-in     Accumulated   Stockholders'
                                       Shares      Amount    Capital       Deficit       Deficit
                                     ----------   --------  -----------  -----------  --------------


Balance, January 29, 1999 (Inception)  400,158   $  8,003 $    (8,003)   $       -     $      -

Issuance of common stock pursuant
     to share exchange agreement     2,200,000     44,000     (44,000)           -            -

Issuance of shares and warrants for
     licensing agreement               400,000      8,000     663,250            -         671,250

Sale of common stock                   300,000      6,000     530,841            -         536,841

Common stock and warrants issued
     for services and financings       300,000      6,000     640,000            -         646,000

Beneficial conversion feature of
     convertible notes payable            -          -        605,000            -         605,000

Issuance of common stock and warrants
     for acquisition                 2,500,000     50,000   5,440,000            -       5,490,000

Warrants issued for debt                  -          -         49,620            -          49,620

Net loss                                  -          -           -         (1,939,134)  (1,939,134)
                                     ----------   --------  -----------   -----------  --------------
Balance, December 31, 1999           6,100,158    122,003   7,876,708      (1,939,134)   6,059,577

Common stock issued for services       895,000     17,900     722,650            -         740,550

Exercise of warrants                   105,000      2,100      10,400            -          12,500

Issuance of common stock
 for equipment                          75,000      1,500      11,325            -          12,825

Issuance of shares for related
 party loans                           658,812     13,176   1,028,124            -       1,041,300

Issuance of shares for interest        200,688      4,014     369,876            -         373,890

Net loss                                  -          -           -         (8,543,479)   (8,543,479)
                                     ----------   -------- -----------    -----------    -----------
Balance, December 31, 2000           8,034,658   $160,693 $10,019,083    $(10,482,613) $   (302,837)
                                     ==========   ======== ===========    ============    ===============
















                See notes to consolidated financial statements.
                                      F-5

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the Period
                                           Year Ended         January 29, 1999
                                           December 31,        (Inception) to
                                              2000           December 31, 1999
                                          --------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                 $(8,543,479)       $    (1,939,134)
  Adjustments to reconcile net loss to
  net cash used in operations:
  Depreciation and amortization             2,228,509                139,928
  Common stock issued for services            740,550                618,000
  Common stock issued for interest            373,890                605,000
  Loss on impairment of assets              3,993,435                   -
  Warrants issued for debt                       -                    49,620
  Changes in assets and liabilities:
   Inventories                                 97,073                (97,073)
   Prepaid and other current assets            12,475                (12,475)
   Deferred financing costs                      -                   (88,802)
   Other assets                                36,222                (36,222)
   Accrued expenses                           380,919                 82,110
                                          --------------    --------------------
    Total adjustments                       7,863,073              1,260,086
                                          --------------    --------------------
NET CASH USED IN OPERATING ACTIVITIES        (680,406)              (679,048)
                                          --------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition expenses                        (148,723)                  -
 Capital expenditures                        (204,938)               (86,524)
                                          --------------    --------------------
NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                 (353,661)               (86,524)
                                          --------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                   526                   -
 Loans from shareholders                      208,472                   -
 Proceeds from exercise of warrants            12,500                   -
 Proceeds for the issuance of convertible
  notes payable                                  -                 1,041,300
 Proceeds from issuance of common stock          -                   536,841
                                          --------------    --------------------
NET CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES                                  221,498              1,578,141
                                          --------------    --------------------
NET DECREASE IN CASH                         (812,569)               812,569
CASH - beginning of period                    812,569                   -
                                          --------------    --------------------
CASH - end of period                      $   116,802        $       812,569
                                          ===============   ====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Noncash investing and financing activities:
   Common stock issued for acquisition    $      -           $     5,490,000
                                          ===============   ====================
   Common stock issued for license        $      -           $       671,250
                                          ===============   ====================

   Common stock and warrants issued for
    services and financing                $      -           $       646,000
                                          ===============   ====================

   Beneficial conversion feature recorded
    as additional paid-in capital         $      -           $       605,000
                                          ===============   ====================

   Warrants issued for debt               $      -           $        49,620
                                          ===============   ====================
   Common stock issued for equipment      $    12,825        $          -
                                          ===============   ====================
   Common stock issued for related
    party loans                           $ 1,041,300        $          -
                                          ===============   ====================


                 See notes to consolidated financial statements.
                                       F-6

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD

                JANUARY 29, 1999 (INCEPTION) TO DECEMBER 31, 1999


Psychicnet.Com, Inc. ("Psychic") was formed on January 29, 1999 to provide "New Age" services and products on the internet.

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

c. Fair value of financial instruments - The carrying amounts reported in the balance sheet for accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

d. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

e. Impairment of long-lived assets - The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. Accordingly, the Company has recorded an asset impairment of $3,993,435 at December 31, 2000 in connection with the following items:

         MemberNet Goodwill - During the fourth quarter of year 2000, the Company recognized a goodwill impairment charge of $3,775,672 with no associated tax benefit, related to the 1999 acquisition of MemberNet.Com, Inc. ("MemberNet") (See Note 10). The review for impairment at these operations was triggered by recent cash flow losses and forecasted operating cash flows below those expected at the time MemberNet was acquired. Accordingly, the Company concluded that tangible assets were no longer recoverable through future operations and therefore recognized an impairment charge related to this asset.

         Fixed Assets - During the fourth quarter of year 2000, the Company recognized an impairment of certain fixed of $217,763. The Company concluded that tangible assets were no longer recoverable through future operations and therefore recognized an impairment charge related to these assets.

f. Comprehensive Income (loss) - The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) and net loss for the periods ended December 31, 2000 and 1999 were the same.

g. Research and development - Research and development costs are expensed as incurred. Theses costs primarily consist of fees paid for the development of the Company's software. Research and development costs for the period ended December 31, 2000 and 1999 were $0 and $258,750, respectively.

h. Stock based compensation - The Company accounts for stock transactions in accordance with APB No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Accounting Standards No. 123 ("SFAS 123"), " Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

i. Licensing agreements - Licensing agreements are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over an estimated life of three years based upon management's expectations relating to the life of the technology and current competitive market conditions. The estimated life is reevaluated each year based upon changes in these factors. Amortization for the periods ending December 31, 2000 and 1999 were $223,748 and $130,522, respectively.

j. Revenue recognition - The Company's revenues from advertisements placed on the website are recognized at the time the advertisements are displayed on the website. Revenues from the sale of products are recorded when the goods are shipped or transmitted via E-mail.

         Recent accounting pronouncements:

         In June 1998 and June 2000, the FASB issued SFAS No133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of these new standards will have a material impact on the Company's earnings or financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAB 101. As a result, SAB 101 will not be effective for the Company until the quarter ended September 30, 2001. In October 2000, the SEC issued further guidance on the interpretations included in SAB 101. The Company is currently analyzing the impact of this Staff Accounting Bulletin.

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.


2.       FURNITURE AND EQUIPMENT

         Furniture and equipment are as follows:

                                  Estimated Life
         Office Furniture            7 Years          $  64,904
         Computer Equipment          5 Years             12,110
         Retail Equipment            5 Years              9,510
                                                        --------
                                                         86,524
         Less: Accumulated Depreciation                 (34,314)
                                                        --------
                                                      $  52,210
                                                        ========

3.       BASIS OF PRESENTATION

The Company has an accumulated deficit of approximately $10,483,000 at December 31, 2000, and has incurred significant operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing new debt and /or equity financing and continually evaluating the Company's profitability, however any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.       LICENSING AGREEMENT

The Company acquired a licensing agreement from a software development company for the use of its e-commerce software. The license was acquired for 400,000 shares of the Company's common stock. Such shares of common stock were valued at fair market value of $1.60 per share (based on discount for restrictions on the resale of such shares). The Company also issued warrants to purchase 125,000 shares of the Company's common stock exercisable at $2.25 per share over a five year period. The warrants have been valued at $31,250 and have been included in the value of the license. In addition the software development company will receive 3% of website revenues generated from product sales using their software.

5.       COMMITMENTS

The Company leases certain office and warehouse space under operating leases commencing January 2000. The lease expires in January 2005.

In December 2000, with the agreement of the leasor, the Company terminated the lease agreement for its office space.

The Company entered into three employment agreements with its officers in April 1999. All three of the agreements are for two years and expire in March 2001. The agreement with its Chief Executive Officer, provides for an annual salary of $85,000 and $106,000 in years ended 2000 and 2001. The agreement with the President of the Company, provides for an annual salary of $60,000 and $75,000, respectively. The agreement with the Company's Chief Financial Officer, calls for an annual salary of $50,000 and $62,500, respectively. Each of these contracts provide for a bonus of up to 25% of the prior years annual salary. These bonuses are at the discretion of the Company's compensation committee. Additionally, these officers will receive 20,000 options to purchase shares of the Company's common stock at $2.00 per share at the end of each contract year. The Company has accrued all unpaid salaries due to the above officers as of December 31, 2000.

6.       LOANS PAYABLE - SHAREHOLDERS

Loans payable of $208,472 from shareholders are due on demand and are non-interest bearing.

7.       INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 100". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes, the reconciliation is as follows:

Taxes (benefit) computed at statutory rate               $       2,903,000
Income tax benefit not utilized                                 (2,903,000)
                                                              -------------
Net income tax benefit                                   $            -
                                                              =============

The Company has a net operating loss carryforward for tax purposes totaling approximately $9,204,000 at December 31, 2000 expiring through the year 2020.

Listed below are the tax effects of the items related to the Company's net tax asset:

Tax benefit of net operating loss carryforward           $       3,129,000
Valuation allowance                                             (3,129,000)
                                                              -------------
Net deferred tax asset recorded                          $            -
                                                              =============

8.       STOCKHOLDERS' DEFICIT

On April 6, 1999 the Company declared a 1 for 80 reverse stock split. The financial statements for all periods presented have been retroactively adjusted for the stock split.

The Company completed a private placement of 500,000 shares of its common stock at $2.00 per share. The Company issued 300,000 of these shares for gross proceeds of $600,000 (net proceeds of $536,841) and issued 200,000 shares (see below) for services rendered to the Company.

In April 1999, the Company issued 150,000 shares of common stock to a consultant who provides both website development and public relations services. These shares were valued at the fair market value of $1.60 per share (based on Reg D 504 offering during April 1999 of $2.00 per share less a 20% discount for restriction on the resale of such shares). The Company also issued to the consultant warrants to purchase 75,000 shares of common stock exercisable at $2.25 per share. Such warrants have been valued at $18,750. The Company has expensed the total amount of $258,750 as research and development.

In April 1999, the Company issued 50,000 shares of common stock to a broker dealer for consulting services rendered on behalf of the Company. These shares were also valued at the fair market value of $1.60 per share (based on Reg D 504 offering during April 1999 of $2.00 per share less a 20% discount for restriction on the resale of such shares). The Company has charged the total amount of $80,000 to Additional Paid-in Capital.

Additionally, in April 1999, the Company issued 100,000 shares to a consultant for services rendered. These shares were valued at the fair market value of $1.60 per share (based on Reg D 504 offering during April 1999 of $2.00 per share less a 20% discount for restriction on the resale of such shares). Such issuance was recorded as compensation.

In March through May of 1999, the Company granted warrants to various consultants and employees to purchase an aggregate of 563,000 shares of common stock at a price of $2.25 per share. Such warrants were valued at $140,000 and recorded as compensation.

In June 1999, the Company granted warrants to various consultants to purchase an aggregate of 237,000 shares of common stock at a price of $2.25 per share. Such warrants were valued at $59,250 and recorded as compensation.

In November 1999 the Company granted 50,000 warrants exercisable at $1.50 per share on or prior to June 30, 2005 to a stockholder in connection with a loan of $50,000 which was repaid prior to December 31, 1999.

In December 1999, the Company issued $1,041,300 of convertible notes payable (See Note No. 10). On March 9, 2000, certain shareholders of the Company exchanged 658,812 personally held shares of the Company in satisfaction of the convertible notes. The Company recorded interest expense of $373,890 in this transaction. Additionally, the shareholders exchanged 165,000 personally held shares, to two consultants for services rendered. Such shares were valued at $3.00 per share and the Company recorded compensation expense of $493,500 for the year ended December 31, 2000.

The value of the shares exchanged by the shareholders was recorded by the Company as an amount due to shareholders. On September 8, 2000, 658,812 shares were issued to such shareholders to satisfy this short-term advance.

During May 2000, warrants to purchase 5,000 shares of the Company's common stock were exercised at $1.50 per share aggregating proceeds of $7,500.

During October 2000, warrants to purchase 100,000 shares of the Company's common stock were exercised at $0.05 per share aggregating proceeds of $5,000.

During the year ended December 31, 2000, the Company issued 730,000 shares of its common to stock for services rendered by consultants and 75,000 shares of its common stock for computer equipment. Such shares were valued at their market value on the date of issuance, ranging between $0.19 and $0.78. The Company recorded compensation expense of $247,050 in relation to the consulting services.

9.       STOCK WARRANTS AND OPTIONS

A summary of outstanding warrants at December 31, 2000 are as follows:

                                 Shares             Range of           Remaining           Average
                               Underlying           Exercise          Contractual          Exercise
                                Warrants              Price              Life               Price
                            -----------------     --------------    ----------------     -------------
Outstanding at beginning                   -   $              -                   -   $             -
of period
Granted                            2,250,000                  -        1 - 3.5 yrs.              2.00
Exercised                                  -                  -                   -                 -
                            -----------------     --------------    ----------------     -------------
Outstanding at December            2,250,000          1.50-2.50                                  2.00
31, 1999
Granted                                    -                  -                                     -
Exercised                           (105,000)         0.05-1.50                                     -
                            -----------------     --------------                         -------------
Outstanding at December            2,145,000   $      0.05-2.50                                  2.00
31, 2000
                            =================     ==============                         =============

In November 1999, 120,000 options were granted. In 2000, no options were granted or exercised. In 1999, had compensation cost for the plan been determined on the fair value at the grant dates for the awards under the Plan, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                   As Reported        Pro Forma
                                 ----------------- -----------------
                                       1999              1999
                                 ----------------- -----------------
Net loss                             ($1,939,134)      ($1,992,642)
Basic and diluted net loss per
share                                     ($0.54)           ($0.55)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants ; dividend yield 0%, expected volatility 20%, risk-free interest rate 6.00%, expected lives in years 3.

The weighted average fair value of stock options granted during the year ended December 31, 1999 was $2.00.


10.      CONVERTIBLE NOTES PAYABLE

On December 21, 1999, newagecities.com, Inc. and subsidiaries received net proceeds of $952,498 and issued promissory notes in the aggregate principal amount of $1,041,300 to certain non - U.S. investors under Regulation S of the Securities Act of 1933. The notes are due on April 30, 2000 and bear interest at the rate of 8% per year payable at the time principal is paid. The notes are convertible into a total of 822,700 shares of common stock of newagecities.com. Additionally, the Company issued 200,000 warrants to purchase the Company's common stock to the holders' of the notes exercisable at $2.50 per share on or before June 30, 2005. Such warrants were valued at $28,000. Units of the notes representing a principal amount of $801,000 are secured by a pledge of 650,000 shares by two of the principal officers of the Company.

In connection with the financing the Company has recorded a beneficial conversion feature of $605,000, which is included in interest expense in the statement of operations.

11.      ACQUISITION

In December 1999, the Company acquired all of the outstanding shares of common stock of MemberNet for 2,500,000 shares of the Company's common stock and 1,000,000 warrants to purchase shares of the Company's common stock exercisable at $1.75 per share, with the acquisition being accounted for as a purchase business combination. These shares were valued at the fair market value of $2.00 (based on the Reg D 504 offering during April 1999 of $2.00). A final allocation of the purchase price is dependent upon valuations and other studies that are not yet complete. Accordingly the purchase price allocation has been recorded as goodwill. The computation is as follows:

Net book value of assets acquired        $       -
Purchase price:
Common stock                                5,000,000
Warrants                                      490,000
                                          ------------
Total purchase price                        5,490,000
                                          ------------
Goodwill                                 $  5,490,000
                                          ============

No pro forma results of the operations of the Company and MemberNet , as if the acquisition had occurred on January 29, 1999, has been presented since the activity of MemberNet was immaterial.

12.      SUBSEQUENT EVENT

On April 6, 2001 Newagecities, com signed an agreement to merge with Al-Wali Corporation d/b/a New Leaf Distributing Company, Inc. (New Leaf), a leading wholesale distributor of New Age books, magazines, sidelines (gift items) and other literature throughout the United States. The merger of these two companies is contingent upon several factors, including a successful capital raise of at least $2 million.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table includes the names, positions held and ages of our executive officers and directors.

NAME                     AGE                           POSITION
----                     ---                           --------

Joseph Ardito, Jr.        43                Chairman and Chief Executive Officer
Dr. Kenneth Shenkman      36                President and Director
Stanley Siegel            68                Director


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

Employment Agreements

         We entered into two-year employment agreements with Messrs. Ardito, Shenkman and Siegel in 1999. The terms of the agreements were as follows:

         JOSEPH ARDITO: Mr. Ardito was to receive an annual salary of $85,000 beginning April 1, 1999 and ending March 31, 2000 and $106,000 annual salary for the period April 1, 2000 and ending March 31, 2001. Mr. Ardito is entitled to a bonus of up to 25% of his annual salary each year. On April 1, 1999, Mr. Ardito was granted options to purchase a total of 40,000 shares of common stock at an exercise price of $2.00 per share. These options expire on March 31, 2003, and may be exercised for up to 20,000 shares beginning March 31, 2000 and as to the remaining 20,000 shares beginning March 31, 2001.

In April 2001, the company signed a renewal agreement with Mr. Ardito for an additional two years. Mr.Ardito will receive an annual salary of $106,000 for the period April 1, 2001 and ending March 31, 2003, Mr. Ardito is entitled to a bonus of up to 25% of his annual salary each year. In addition, at the completion of each contract year, Mr. Ardito will be granted options to purchase 250,000 shares of common stock at an exercise price of $ .05 per share.

         KENNETH SHENKMAN: Dr. Shenkman was to receive an annual salary of $60,000 beginning April 1, 1999 and ending March 31, 2000 and $75,000 annual salary for the period April 1, 2000 and ending March 31, 2001. On April 1, 1999, Dr. Shenkman was granted options to purchase a total of 40,000 shares of common stock at an exercise price of $2.00 per share. These options expire on March 31,2003, and may be exercised for up to 20,000 shares beginning March 31, 2000 and as to the remaining 20,000 shares beginning March 31, 2001.

In April 2001, the company signed a renewal agreement with Mr. Shenkmman for an additional two years. Mr. Shenkmman will receive an annual salary of $85,000 for the period April 1, 2001 and ending March 31, 2003, Mr. Shenkmman is entitled to a bonus of up to 25% of his annual salary each year. In addition, at the completion of each contract year, Mr. Shenkmman will be granted options to purchase 250,000 shares of common stock at an exercise price of $ .05 per share.

Due to a significant lack of funding, Messrs. Ardito and Shenkman elected to defer a portion of their 2000/2001 payrolls until such time as the company is fiscally able to meet these obligations. In total the company pay approximately $35,000 to Dr. Shenkman and $45,000 to Mr. Ardito.


Each of the employment agreements terminates in April 2003. The officers are to devote full time and efforts to our business. Their agreements contain non-disclosure covenants during the term of employment and covering a period of two years after the term of their employment. We may terminate each employment agreement for cause.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to: (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2000:


                               Fiscal                                Other Annual                LTIP          All Other
Name and Principal Position    Year         Salary        Bonus      Compensation   Options/ (#) Payouts    Compensation
---------------------------    -----------------------------------------------------------------------------------------

Joseph Ardito, CEO              2000        $45,640         -             -           -             -            -
                                1999        $78,465         -             -           40,000        -            -


Option Grants in Last Fiscal Year

         With respect to the Named Executive Officers there were no granting of stock options under the Company's Stock Option Plan during the fiscal year ended December 31, 2000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2001, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Newagecities.com, Inc., 1401 Johnson Ferry Rd. Suite 328, F-36 Marrieta, GA 30062 The address for Messrs. Quan, Gallagher, Muhlfeld and Gould is c/o Member Net, Inc., 9610 DeSoto Avenue, Chatsworth, CA 91311.

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

         Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this prospectus upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this prospectus, have been exercise or converted. As of March 31, 2001, there were 8,034,658 shares of our common stock issued and outstanding. The issued and outstanding shares do not include 625,000 shares of our common stock issuable upon the exercise of warrants issued in connection with our private placement, or warrants to purchase 1,000,000 shares issued to the stockholders of Member Net in connection with that acquisition.

Names and Address of       Number of shares               Percentage of shares
Beneficial Owner          Beneficially Owned                Beneficially Owned


Joseph Ardito                1,240,000(1)                         15.4%
Kenneth Shenkman               389,500(2)                          4.8%
Stanley Siegel                 110,000(3)                          1.3%
Q-Sound Labs                   525,000(4)                          6.5%
Nolan Quan                   1,006,250(5)                         12.5%
John Gallagher                 853,125(6)                         10.6%
Robert Gould                   743,750(7)                          9.25%
Bruce Muhlfeld                 437,500(8)                          5.4%

All executive officers and
directors as a group
(3 persons)                  1,739,500                            21.5%
-----------------



(1) The number of shares owned by Joseph Ardito also includes 20,000 shares held by his wife directly and 22,000 shares held by his wife as custodian for two minor children. Mr. Ardito disclaims beneficial ownership of the shares held by his wife. The table includes 40,000 under options that are currently exercisable.

(2) The table includes 40,000 under options that are currently exercisable The table does not include (a) 26,000 shares of our common stock beneficially owned by Mr. Shenkman's parents or (b) 6,750 shares of our common stock issuable upon the exercise of warrants owned by Mr. Shenkman's parents.

(3) The number of shares beneficially owned by Stanley Siegel includes (a) 20,000 shares owned by his wife and (b) 40,000 shares under options that are currently exercisable

(4) Does not include warrants to purchase 15,000 shares of our common stock issued to David Gallagher, President of Q-Sound Labs.

(5) Includes 287,500 shares issuable upon exercise of warrants issued in connection with our acquisition of Member Net, Inc.

(6) Includes 243,750 shares issuable upon exercise of warrants issued in connection with our acquisition of Member Net, Inc.

(7) Includes 212,500 shares issuable upon exercise of warrants issued in connection with our acquisition of Member Net, Inc.

(8) Includes 125,000 shares issuable upon exercise of warrants issued in connection with our acquisition of Member Net, Inc.


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

         On July 30, 1999, the Company entered into a Merger Agreement and Plan of Reorganization dated as of June 21, 1999 with Member Net, Inc. which provides for the merger of Member Net into a wholly-owned subsidiary of newagecities.com. The merger was consummated in December 1999. The five stockholders of Member Net received from newagecities, a total of 2,500,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock exercisable at an exercise price of $1.75 per share on or prior to June 30, 2001.As of the date of this filing, the merger with Member Net is being reevaluated due to the fact that full consideration, as outlined in the merger agreement,has not been received by newagecitis.com.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A.       EXHIBITS:




Exhibit
Number                     Description


2 Agreement and Plan of Reorganization between Virginia City Gold Mines, Inc. and Psychicnet.com, Inc. dated March 8, 1999(1)
3.1      Articles of Incorporation(1)
3.2      Articles of Amendment to the Articles of Incorporation(1)
3.3      Articles of Amendment to the Articles of Incorporation(1)
3.4      Bylaws(1)
10.1     Employment Agreement between newagecities.com, Inc. and Joseph Ardito
         (1)
10.2     Employment Agreement between newagecities.com, Inc. and Kenneth
         Shenkman(1)
10.3     Employment Agreement between newagecities.com, Inc. and Stanley Siegel
         (1)
10.4     Lease Agreement between newagecities.com, Inc. and R. A. La Pointe(1)
10.5 Internet Consulting/Marketing Agreement between Psychicnet.com, Inc. and Virtual Financial Corp.(1)
10.6     License Agreement between newagecities, Inc. and Q Sound Labs, Inc.(1)
10.7     Merger Agreement and Plan of Reorganization(1)
10.8     Lease Agreement between newagecities.com, Inc. and R.A. La Pointe(1)
10.9 Note, Security Agreement and Warrant between newagecities.com, Inc. and Marc Siegel.(1)
10.10    Agreement and Plan of Merger with Al Wali (2)
10.11
-------------------------



(1) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on form SB-2 (File No. 333-86347)
(2) Incorporated by reference to the company's current report form 8-K filed on 4/6/01

B.       REPORTS ON FORM 8-K:

The company filed an 8-K on April 6, 2001 with regard to Agreement and Plan of Merger with Al Wali Corporation.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Marrieta, Georgia on May 16, 2001.

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


  SIGNATURE                         TITLE                              DATE
  ---------                         -----                              ----




/s/ Joseph Ardito, Jr.       Chairman of the Board, Chief           May 16, 2001
-----------------------      Executive Officer and Director
    Joseph Ardito, Jr.       (Principal Executive Officer)


/s/ Kenneth Shenkman         President and Director                 May 16, 2001
-----------------------
Kenneth Shenkman


/s/ Stanley Siegel           Director                               May 16, 2001
-----------------------
Stanley Siegel