Form 10QSB
period 2001-03-31
NEWAGECITIES COM INC
filed 2001-05-29
CIK 1091164

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


       __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

       ____ TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________

                        Commission file number 333-86347
                                               ---------


                             NEWAGECITIES.COM, INC.
                             ----------------------
             (Exact name of Registrant as Specified in Its Charter)

                       Florida                           91-0927532
           (State or Other Jurisdiction of     (IRS Employer Identification No.)
           Incorporation or Organization)

                     1401 Johnson Ferry Rd., Suite 328, F-36
                  --------------------------------------------

                             Marrieta, Georgia 30062
                             -----------------------
             (Address of Principal Executive Offices with Zip Code)

       Registrant's Telephone Number, Including Area Code: (770) 948-3445

      ---------------------------------------------------------------------
 Former Name,Former Address and Former Fiscal Year,if Changed Since Last Report.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes _X_ No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of May 25, 2001 was 8,034,658.

                             NEWAGECITIES.COM, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
                                                                           Page

Item 1.           Consolidated Financial Statements:

                  Balance Sheet as of March 31, 2001                       F-1

                  Statements of Operations for the three months ended
                  March 31, 2001 and 2000                                  F-2

                  Statements of Cash Flows for the three months ended
                  March 31, 2001 and 2000                                  F-3

                  Notes to Financial Statements                            F-4

Item 2.           Management's Discussion and Analysis or Plan
                  of Operation                                            5 - 6

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings                                         7

Item 2.           Changes in Securities and Use of Proceeds                 7

Item 3.           Defaults Upon Senior Securities                           7

Item 4.           Submission of Matters to a Vote of Securities Holders     7

Item 5.           Other Information                                         7

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001
                                   (Unaudited)

                                     ASSETS

FURNITURE AND EQUIPMENT, net                             $             47,210

LICENSING AGREEMENT, net                                              260,980
                                                               -----------------
                                                         $            308,190
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Bank overdraft                                      $                526
     Accounts payable and accrued expenses                            463,029
     Loans payable - shareholders                                     225,212
                                                               -----------------
TOTAL CURRENT LIABILITIES                                             688,767
                                                               -----------------

STOCKHOLDERS' EQUITY:
     Common stock, $.02 par value, 45,000,000 shares
         authorized; 8,034,658 issued and outstanding                 160,693
     Additional paid-in capital                                    10,019,083
     Accumulated deficit                                          (10,560,353)
                                                               -----------------
TOTAL STOCKHOLDERS' DEFICIT                                          (380,577)
                                                               -----------------
                                                         $            308,190
                                                               =================








                 See notes to consolidated financial statements
                                       F-1

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Three Months Ended
                                            ------------------------------------
                                             March 31, 2001       March 31, 2000
                                           ------------------   ----------------
                                                 (Unaudited)        (Unaudited)

SALES                                      $          -         $         3,470
COST OF SALES                                         -                   2,256
                                                ------------      --------------

                                                      -                   1,214
                                                ------------      --------------

OPERATING EXPENSES:
     General and administrative                      77,740             921,406
     Noncash compensation expense                     -                 493,500
                                                ------------      --------------
                                                     77,740           1,414,906
                                                ------------      --------------

OPERATING LOSS                                      (77,740)         (1,413,692)

INTEREST EXPENSE                                      -                 483,576
                                                ------------      --------------

NET LOSS                                       $    (77,740)    $    (1,897,268)
                                                ============      ==============

LOSS PER COMMON SHARE - basic and diluted      $      (0.01)    $         (0.53)
                                                =============     ==============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - basic and diluted              8,034,658           3,600,158
                                                =============     ==============


                 See notes to consolidated financial statements.
                                       F-2

                             NEWAGECITIES.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Three Months Ended
                                                ----------------   -------------
                                                 March 31, 2001   March 31, 2000
                                                ----------------   -------------
                                                  (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                    $   (77,740)     $   (1,897,268)
                                                ----------------   -------------
    Adjustments to reconcile net loss
         to net cash used in operations:
       Depreciation and amortization                 61,000             521,064
       Common stock issued for services                   -             493,500
       Common stock issued for interest                   -             490,692
    Changes in assets and liabilities:
       Inventories                                        -              (8,859)
       Deferred financing costs                           -             (22,548)
       Other assets                                       -              (5,598)
       Accrued expenses                                   -             (35,947)
                                                ----------------   -------------
           Total adjustments                         61,000           1,432,304
                                                ----------------   -------------
NET CASH USED IN OPERATING ACTIVITIES               (16,740)           (464,964)
                                                ----------------   -------------

CASH FLOWS FROM INVESTING ACTIVITY:
    Capital expenditures                                   -            (55,350)
                                                ----------------   -------------
CASH FLOWS USED IN INVESTING ACTIVITY                      -            (55,350)
                                                ----------------   -------------

CASH FLOWS FROM FINANCING ACTIVITY:
    Loans from shareholders                           16,740                  -
                                                ----------------   -------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITY             16,740                  -
                                                ----------------   -------------
NET DECREASE IN CASH                                       -           (520,314)
CASH - beginning of period                                 -            812,569
                                                ----------------   -------------
CASH - end of period                            $          -     $      292,255
                                                ================   =============


                 See notes to consolidated financial statements.
                                       F-3

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2000 included in the Form 10-KSB for the year then ended.

         In the opinion of the Company's management, all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000 have been included.

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Security and Exchange Commission for the year ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

         Results of Operations - January 1, 2001 - March 31, 2001  (Unaudited)

         For the quarter ended March 31, 2001, the Company had no revenues as compared to revenues of $3,470 for the quarter ended March 31, 2000. Operating expenses for the quarter ended March 31, 2001 of $77,740 consisted primarily of amortization expense of $56,000 relating to the Company's licensing agreements. Operating expenses for the quarter ended March 31, 2000 of $1,414,906 consisted primarily of $526,604 of amortization and depreciation expense and non-cash compensation of $493,500. Generally the decrease in other operating expenses are due to the Company's relocation to its new facilities and not starting up its business again during the 2001 quarter.

         Liquidity, Capital Resources and Plan of Operations

         We have financed our cash requirements through the borrowings from existing shareholders of approximately $17,000. We do not have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures.

         Cash used in operations for the three months ended was approximately $17,000 attributable primarily to the net loss of approximately $77,000, offset by non-cash expenses of $56,000.

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

         Since our inception, our goal has been to design and operate a Web portal focused on providing services and selling goods related to the New Age market. The term "New Age" refers to a set of beliefs and practices that originated in past time and includes aromatherapy, astrology, crystal energy, eastern philosophy, natural health, psychics, UFOs and a host of other topics. The internet has emerged as one of the fastest growing sectors of the economy and is becoming a major part of the lives of a greater number of people which includes a large number of online shoppers. Newagecities.com is creating a Web site that serves as a doorway or portal to a range of information, products and services specifically designed with the New Age community in mind. In order to accomplish our goal, we have created, and continue to develop, a complex computer network and e-commerce based system which will allow our clients to receive our services and purchase New Age related products from their personal computers. We have developed our computer systems and network so that they can evolve into a fully operating system which will call newagecities.com to provide services and market its product on a larger scale.

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

PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings.

                Not Applicable

ITEM 2.     Changes in Securities and Use of Proceeds

                Not Applicable

ITEM 3.     Defaults Upon Senior Securities

                Not Applicable

ITEM 4.      Submission of Matters to a Vote of Securities Holders

                Not Applicable

ITEM 5.      Other Information

                Not Applicable

ITEM 6.       Exhibits and Reports on Form 8-K

                Reports on Form 8-K

                   No reports on form 8-K were filed during the quarter ended March 31, 2001


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     NEWAGECITIES.COM, INC.


Date: May 25, 2001                                   /S/ Joseph Ardito, Jr.
                                                         Joseph Ardito, Jr.
                                                         Chairman and
                                                         Chief Executive Officer