Form 10QSB
period 2001-06-30
NEWAGECITIES COM INC
filed 2001-07-17
CIK 1091164

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


       __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

       Registrant's Telephone Number, Including Area Code: (678) 277-9222
      ---------------------------------------------------------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of June 3, 2001 was 8,034,658.

                             NEWAGECITIES.COM, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
                                                                            Page

Item 1.           Consolidated Financial Statements:

                  Balance Sheet as of June 30, 2001                        F-1

                  Statements of Operations for the six and
                  three months ended June 30, 2001 and 2000             F-2-F-3

                  Statements of Cash Flows for the three
                  months ended June 30, 2001 and 2000                      F-4

                  Notes to Financial Statements                            F-5

Item 2.           Management's Discussion and Analysis or Plan
                  of Operation                                              6

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings                                         7

Item 2.           Changes in Securities and Use of Proceeds                 7

Item 3.           Defaults Upon Senior Securities                           7

Item 4.           Submission of Matters to a Vote of Securities Holders     7

Item 5.           Other Information                                         7

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2001
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Bank overdraft                                      $                526
     Accounts payable and accrued expenses                            463,029
     Loans payable - shareholders                                     230,212
                                                               -----------------
TOTAL CURRENT LIABILITIES                                             693,767
                                                               -----------------

STOCKHOLDERS' EQUITY:
     Common stock, $.02 par value, 45,000,000 shares
         authorized; 8,034,658 issued and outstanding                 160,693
     Additional paid-in capital                                    10,019,083
     Accumulated deficit                                          (10,873,543)
                                                               -----------------
TOTAL STOCKHOLDERS' DEFICIT                                          (693,767)
                                                               -----------------
                                                         $               -
                                                               =================








                 See notes to consolidated financial statements
                                       F-1

                    NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Six Months Ended
                                            ------------------------------------
                                               June 30, 2001     June 30, 2000
                                           ------------------   ----------------
                                                 (Unaudited)        (Unaudited)

SALES                                      $          -         $        15,422
COST OF SALES                                         -                  10,024
                                                ------------      --------------

                                                      -                   5,398
                                                ------------      --------------

OPERATING EXPENSES:
     General and administrative                      82,740             892,961
     Amortization of goodwill                          -                927,500
     Noncash compensation expense                      -                640,450
     Loss on abandonment                            308,190                -
                                                ------------      --------------
                                                    390,930           2,460,911
                                                ------------      --------------

OPERATING LOSS                                     (390,930)         (2,455,513)

INTEREST EXPENSE                                      -                (483,576)
                                                ------------      --------------

NET LOSS                                       $   (390,930)    $    (2,939,089)
                                                ============      ==============

LOSS PER COMMON SHARE - basic and diluted      $      (0.05)    $         (0.48)
                                                =============     ==============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - basic and diluted              8,034,658           6,183,158
                                                =============     ==============


                 See notes to consolidated financial statements.
                                       F-2

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Three Months Ended
                                            ------------------------------------
                                             June 30, 2001       June 30, 2000
                                           ------------------   ----------------
                                                 (Unaudited)        (Unaudited)

SALES                                      $          -         $        11,952
COST OF SALES                                         -                   7,768
                                                ------------      --------------

                                                      -                   4,184
                                                ------------      --------------

OPERATING EXPENSES:
     General and administrative                       5,000             429,055
     Amortization of goodwill                          -                470,000
     Noncash compensation expense                      -                146,950
     Loss on abandonment                            308,190                -
                                                ------------      --------------
                                                    313,190           1,046,005
                                                ------------      --------------

NET LOSS                                   $       (313,190)    $    (1,041,821)
                                                ============      ==============

LOSS PER COMMON SHARE - basic and diluted      $      (0.04)    $         (0.17)
                                                =============     ==============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - basic and diluted              8,034,658           6,251,491
                                                =============     ==============


                 See notes to consolidated financial statements.
                                       F-3

                             NEWAGECITIES.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Six Months Ended
                                                ----------------   -------------
                                                 June 30, 2001     June 30, 2000
                                                ----------------   -------------
                                                  (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                    $  (390,930)     $   (2,939,089)
                                                ----------------   -------------
    Adjustments to reconcile net loss to net cash used in operations:
       Depreciation and amortization                 61,000           1,062,378
       Common stock issued for services                   -             640,450
       Common stock issued for interest                   -             490,692
       Loss on abandonment                          308,190                -
    Changes in assets and liabilities:
       Inventories                                        -             (89,500)
       Prepaid and other current assets                   -              (1,485)
       Other assets                                       -              (6,198)
       Accrued expenses                                   -              24,442
                                                ----------------   -------------
           Total adjustments                        369,190           2,178,108
                                                ----------------   -------------
NET CASH USED IN OPERATING ACTIVITIES               (21,740)           (760,981)
                                                ----------------   -------------

CASH FLOWS FROM INVESTING ACTIVITY:
    Capital expenditures                                   -            (71,639)
                                                ----------------   -------------
CASH FLOWS USED IN INVESTING ACTIVITY                      -            (71,639)
                                                ----------------   -------------

CASH FLOWS FROM FINANCING ACTIVITY:
    Loans from shareholders                           21,740             53,000
    Principal payment on capital leases                    -             (8,500)
    Proceeds from issuance of common stock                 -              7,500
                                                ----------------   -------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITY             21,740             52,000
                                                ----------------   -------------
NET DECREASE IN CASH                                       -           (780,620)

CASH - beginning of period                                 -            812,569
                                                ----------------   -------------
CASH - end of period                            $          -     $       31,949
                                                ================   =============


                 See notes to consolidated financial statements.
                                       F-4

                     NEWAGECITIES.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

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

         In the opinion of the Company's management, all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations and cash flows for the six-month and three-month periods ended March 31, 2001 and 2000 have been included.

         The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Security and Exchange Commission for the year ended December 31, 2000.

2.       CESSATION OF OPERATIONS AND LOSS ON ABANDONMENT

         The Company ceased active operations on June 30, 2001 due to a significant lack of financing and the failure to consummate the planned merger with New Leaf Distributing. Management is currently negotiating the sale of the Company to another firm. Accordingly, management has written off furniture and fixtures and licensing agreements in the amount of $308,190.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

         Results of Operations - January 1, 2001 - June 30, 2001  (Unaudited)

        The Company's failure to successfully complete its planned financing of $3-5 million in June, 2001 resulted in the merger between the Company and New Leaf Distributing not being completed. Management believes that without the consummation of the merger and/or the financing, the Company cannot continue to operate. The Company's limited revenues do not adequately cover its expenses. As such, active operations were ceased in the end of June, 2001 and management began seeking other firms to purchase the company.

         Liquidity, Capital Resources and Plan of Operations

         We have financed our cash requirements through the borrowings from existing shareholders of approximately $22,000. We do not have any credit facilities from financial institutions or private lenders. We do not currently have any material commitments for capital expenditures.

         Cash used in operations for the six months ended was approximately $22,000 attributable primarily to the net loss of approximately $391,000, offset by non-cash expenses of $369,000.

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

                Not Applicable

ITEM 5.      Other Information

                Not Applicable

ITEM 6.       Exhibits and Reports on Form 8-K

                Reports on Form 8-K

                   No reports on form 8-K were filed during the quarter ended June 30, 2001


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     NEWAGECITIES.COM, INC.


Date: July 17, 2001                                  /S/ Joseph Ardito, Jr.
                                                         Joseph Ardito, Jr.
                                                         Chairman and
                                                         Chief Executive Officer