Form 10KSB
period 2001-09-30
NEWAGECITIES COM INC
filed 2002-01-15
CIK 1091164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the fiscal period ended September 30, 2001

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-86347

                         GENESIS TECHNOLOGY GROUP, INC.
                         ------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 FLORIDA                             65-1130026
                 -------                             ----------
     (State or Other Jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)             Identification No.)

        301 Clematis Street, Suite 3124, West Palm Beach, Florida 33401
        ---------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (561) 835-6600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

   Title of Each Class     Name of Each Exchange on Which Registered
   -------------------     -----------------------------------------
         None                                None

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None; report is filed pursuant to section 15D

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] No filing is required.

State registrant's revenues for the nine months ended September 30, 2001:
$ 2,058,152

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2001 computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on that date ($0.50 per share): $6.6 million.

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock") as of December 31 was 23,864,353.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

         Genesis Technology Group Inc. was formed as the result of a change in business model and management of newagecities.com, Inc., which ceased active operations at the end of June 2001. Newagecities.com's failure to successfully complete a planned financing of $3-5 million in June 2001 resulted in the merger between the Company and New Leaf Distributing not being completed and previous management seeking other alternatives for the business.

         On August 1, 2001, the Company completed an Agreement and Plan of Reorganization with Genesis Systems, Inc., a Minnesota corporation and the shareholders of Genesis Systems, Inc. In conjunction with the acquisition, the Company issued 10,312,500 shares of its Common Stock in exchange for all of the capital stock of Genesis Systems. Prior to the transaction, Messrs. Joseph Ardito and Stanley Seigel resigned as Officers and/or Directors of the Company. Kenneth Shenkman continues as Vice President and Director of the Company. James Wang joined the Company as Chief Executive Officer, President, and Chairman of the Board of Directors after the transaction.

         On August 14, 2001, the Company entered into a Stock Purchase Agreement with PropaMedia, Inc. and the shareholders of PropaMedia, Inc. Under the terms of this agreement the Company acquired all of the issued and outstanding capital stock of PropaMedia in exchange for all of the shares of MemberNet, Inc., a wholly owned subsidiary of the Company. Upon effectiveness of the Stock Purchase Agreement, PropaMedia became a wholly owned subsidiary of the Company and the former shareholders of PropaMedia acquired a wholly owned interest in Member Net, Inc. from the Company

         On August 22, 2001, the Company entered into a Stock Purchase Agreement with Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") and the shareholders of G-Choice. Under this agreement the shareholders of G-Choice exchanged 80% of the issued and outstanding capital stock of G-Choice in exchange for 800,000 restricted shares of the Company common stock. Upon the effectiveness of this agreement, G-Choice became an 80% owned subsidiary of the Company.

Our Background

         Psychicnet.com, Inc. was formed on January 29, 1999 to provide "New Age" services and products on the Internet. On April 6, 1999, Psychicnet was acquired by Virginia City Gold Mines, Inc., an Idaho corporation, for 2,700,000 shares of common stock. The exchange was completed through an Agreement and Plan of Reorganization between Psychicnet and Virginia City. Virginia City had no operations at the time of the acquisition. The exchange was accounted for as a reverse acquisition under the purchase method for business combinations. Subsequent to the exchange, Virginia City changed its name to newagecities.com, Inc.

         On October 12, 2001 the shareholders of the Company voted upon and approved an Agreement and Plan of Merger providing for the merger of the Company with and into Genesis Technology Group, Inc., a Florida corporation, wholly-owned by the Company. The purpose of the merger was to change the Company's domicile from Idaho to Florida. Effective following the completion of the merger, the Company's Florida domicile corresponds to the state in which its principal offices are located, and the Company will be subject to the Florida Business Corporation Act, rather than the Corporate Laws of the State of Idaho. In addition, the Company's name and stock symbol have changed to Genesis Technology Group, Inc. and GTEC, which better reflects the Company's current business plan.

         Genesis Technology Group, Inc. (Genesis) is a broad-based holding and service company engaged in owning, investing in, and managing what management believes will be leading technology companies in the U.S. and China. Genesis' mission is to accelerate the business and success of its Partner organizations, which consist primarily of subsidiaries or other companies in which Genesis has a controlling interest. For these Partner companies, Genesis is expected to be an important source of financial, operational and managerial support.

Overview

         Genesis' strategy includes the internal development and operation of majority owned subsidiaries within the corporate family, as well as investment in other high technology companies either directly by the Company, or through other venture capital arrangements. The strategy also envisions and promotes opportunities for synergistic business relationships among all of these Partner companies.

         Partner companies are companies that are engaged in the development of technology businesses in any of a variety of arenas. Genesis provides Partner companies funding through loans or equity participation. Genesis also offers Partner companies active management, operating guidance, acquisition and disposition assistance, management recruitment, and innovative financing. The purpose of these services is to enhance the Partner's future growth and to expand their business. Genesis management actively seeks companies looking to establish or expand their business or who wish to extend their production but are in need of capital and technical know-how to carry out their business plans.

         The Company is actively seeking business situations that present opportunities in the realm of technology. The Company is looking to acquire and invest in other companies that have a demonstrable potential for success as a technology business. The Company is able to bring talent in the areas of marketing, finance and business development in an effort to guide those companies to success. The Company seeks companies that complement those in which it already has an investment so that these companies can, together, form a technology community.

         The search for potential Partner companies is focused on identifying prospective leading technology organizations then approaching them on an out-right acquisition of the business. Management seeks organizations that already have a solid revenue growth model, are implementing aggressive business plans, have first market advantage and are viewed as innovators. Genesis' management team acts as the first line of review for all investments in the business areas identified as strategic to Genesis growth plans. Reviews take a detailed look into the markets served, the business operations, the people talent, competition and some of the due-diligence characteristics present in an outright acquisition.

         Genesis' goal is to maximize shareholder value by building a significant revenue and earnings base via acquisition, operation and development of a broad base of technology companies. When appropriate, we may take these Partner companies and other joint ventures public through a spin-off or a rights offering. A rights offering is an initial public offering of the joint venture and subsidiaries, directed to Genesis' shareholders. It involves the grant to Genesis' shareholders of a transferable right to buy shares of the joint venture's stock at a price established by the joint venture, Genesis and any underwriter. Genesis' shareholders can exercise the rights, thereby participating in the rights offerings usually reserved for larger investors, or they may sell the rights at the prevailing market price, if a market is made. Growth in the value of public joint ventures and subsidiaries directly benefits our shareholders who continue to hold the shares purchased in the rights offering. In addition, some ventures and subsidiaries may be combined with other operating units, some sold, and others retained as private companies. Genesis management has no specific plans with regard to any of the approaches just described and may not implement any of these strategies in the future.

         Genesis also expects to derive revenues by providing a range of services to other public and private companies. The services offered are based on the expertise of Genesis's management team and the management of its Partner companies. Services offered range from interactive online marketing and public relations to technology consulting and software development.

OBJECTIVE AND STRATEGY

         We intend to be a source of financial and operational support for our partner organizations - accelerating their business and success. In exchange, we will own or become a significant shareholder in these companies. We intend to develop a diverse group of partner companies that will enable Genesis Technology Group to be involved in most major sectors of the technology economy including information technology, biotechnology, telecommunications, computer hardware and software, networking, environmental technology, e-commerce, and others. Driving shareholder value, we intend to spread our investment opportunities among a diverse array of technology organizations. We do not expect to operate as an investment company in accordance with the investment company act of 1940, and we will limit our activities in order not to become subject to that act.

Our due diligence of these organizations will include:

-        Market Need - customer/market need-high growth potential

-        People - management leadership, skills, energy and focus

-        Buzz - "high noise" factor, first-market advantage

-        Technology - strong ascendancy, high barrier to entry

-        Partner Fit - complements current Partner organizations

-        Competition - little or none currently


     The Management Team will act as the first line of review for all investments in the business areas identified as strategic to Genesis growth plans. The review will take a critical look into the markets served, the business operations, the people talent, competition and some of the due-diligence characteristics present in an outright acquisition.

     Genesis' Board will be presented with a comprehensive summary of each potential acquisition and investment and will make the final decision on any transactions. All post decision details will by implemented by the management team along with any "outside" assistance (i.e. lawyers, accountants, experts, etc.) as required.

     Genesis intends to be a cross-Pacific consulting, soft incubation, and merger and acquisition company and a bridge between the United States and Greater China markets. We are committed to helping our clients, entrepreneurs, and investors benefit by seeking out sound investment opportunities, and providing relevant business strategies and cross-Pacific strategic alliances in today's increasingly globalized marketplace. With emerging early stage and M&A funds, Genesis provides complete cross-Pacific consulting services and solutions to accelerate growth and expansion in both the United States and the Greater China markets.

Operational Plan

         Genesis' operational plan is to identify Chinese and US companies with significant revenues and asset bases. In addition, Genesis is continually evaluating domestic companies developing new Internet and other high-tech products that can be used in the development of businesses as service providers in China and the US. Genesis is continually seeking out and negotiating with different domestic companies. The negotiations are for (1) the manufacture of that company's products in China and importation to the United States for domestic distribution; (2) a license to manufacture and distribute its products in China; (3) arranging a joint venture with a Chinese manufacturer; and (4) providing financing.

         Genesis also provides a variety of financial consulting services to companies wishing to enter the public arena in the US. The primary service performed by the Company involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by the Company's clients, as well as providing general advice related to the structuring of mergers or acquisitions. The Company also assists clients in restructuring their capital formation, advises with respect to general corporate problem solving and provides shareholder relations services designed to expose its clients to the broker-dealer community.

         The Company's consulting services generate revenues through consulting fees payable in the form of client's equity, cash, other assets or some combination of the three. When payment is made in the form of equity, the number of shares to be paid is usually dependent upon the price of the client's common stock (if such price is available) and the extent of consulting services to be provided. The typical value used to determine the number of shares to be paid is the stock's bid price, which accounts for the fact that most of the equity received as payment by the Company is restricted as to resale. The Company accepts equity with the expectation that its services will assist in the stock's appreciation, thus allowing the Company to be compensated and to make a return on the payments for its services. The company will not become an investment company within the meaning of the Investment Company act of 1940.

         In addition, Genesis also offers shareholder relations services via its subsidiary, Genesis Systems, Inc. These services include financial community and media relations, editorial services and interactive communications, as well as consulting and advisory services. Our overall purpose is to enhance our corporate clients recognition within the financial and investment communities, the media and each clients' shareholders. Our services allow each client company to completely outsource their investor relations functions, which in turn allows management to focus on growing their business. Our services are personalized and tailored to fit the needs of each client company. We visit each client company facilities and interact with management to evaluate the individual needs of each company.

         Furthermore, we will assist our Partner companies by providing a broad range of support services such as:

         Financial Resources: Acquisition of the Business, Cash, Equity Securities (stock), Raise Additional Funds, Private Placements, and Equity Investment.

         Strategic Guidance: Assist in the Development of Key Strategic Business Partnerships, Joint Ventures, Marketing Relationships, Distribution Agreements, Merger and Acquisition Activities, Advanced Business Planning, and Tactical Rollouts.

         Operations Support: Board Level Involvement: Access to Advisory Panel Members, Corporate Management Team, Business Model Development, Marketing /Positioning Strategies, Technology Assistance, Research and Development, Back Office Operations Support, and Best Practice Implementations.

         We will work diligently on the establishment of relationships and partnerships with leading financial sources, venture capital groups, institutional and "angel" investors. These efforts will enable a network of organizations focused in the technology field to potentially provide a continuous source of deal flow and early investment opportunities for Genesis

Subsidiaries

     Genesis Systems, Inc.

     Genesis Systems, Inc., located in St. Paul, Minnesota, provides a wide range of business and financial services for public and private companies with an emphasis on early-stage technology companies. Services include:

-    Organizing and synchronizing business milestones and funding

-    Anticipating organizational needs (e.g. staffing and facility acquisition)

-    Assisting in the implementation of the client's technology

- Designing partnerships and strategies necessary for the success of the business model

-    Devising a business path that checkmates competitive players

-    Identifying and qualifying potential merger and/or acquisition candidates

     Genesis Systems also assists in investor and public relations issues with services such as; editorial and distribution assistance for press releases, media tracking, consulting on the formulation of cost-effective advertising campaigns, direct contact with the client's investors via phone, email or visits and development/improvement of client's web site to maximize investor information. Genesis Systems has established a network of strategic partners to assist in performing these services.

     Genesis Systems is a wholly owned subsidiary, which was incorporated in the state of Minnesota in August 2000 and was acquired by Genesis Technology Group (at the time newagecities.com) on August 1, 2001 for a total of 10,312,500 shares of stock.

     Propamedia, Inc.

     PropaMedia, Inc. is a provider of media rich Web hosting and distribution services, located in Los Angeles, CA. Propamedia offers end-to-end streaming and hosting services, including content capture, encoding and production, storage, live and on-demand video and audio streaming, and managed services. PropaMedia's services can be used for video and audio distribution services to transmit entertainment, sports, news, advertising, business communications, and distance learning content. PropaMedia's technologies support all major Internet audio and video formats. PropaMedia has developed proprietary streaming technologies that increase the number of end-users able to view video content at once, improve end-users' video viewing experience, and provide clients with real-time monitoring and reporting.

     As a full service provider, Propamedia can offer clients any/all of the following services:

-        Transfer of video and audio content into digital format.

- Storage of digital libraries on the company's state-of-the-art storage and hosting facilities ready for efficient distribution over their secure broadcast network.

- PropaMedia's marketing strategists plan the best placement for client content across the Web; on the client's own site and/or through the most popular entertainment channels, using subscription or pay-per-view models.

-        PropaMedia drives an audience to the content.

- Real- time monitoring of the performance of broadcasts and real-time changes with the help of PropaMedia's technical staff to make broadcasts more efficient and profitable.

     Propamedia hosts all of its content in a state-of-the-art Internet Data Center with raised floors, redundant fault-tolerant power and cooling systems that can survive catastrophic events. The building is securely access-controlled by guards and video surveillance cameras twenty-four hours a day, seven days a week.

     Propamedia was formed in July 2001. Genesis acquired Propamedia on August 14, 2001 in exchange for all of the issued and outstanding shares of MemberNet, Inc. a Genesis subsidiary.

     Shanghai G-Choice Science Development Company, Limited

     Shanghai G-Choice Science Development Company, Limited (G-Choice) was founded in August 1999. Its business services include computer product sales, network services, software development, and systems integration. The company has extensive experience in computer system engineering, and software research and development, including its popular Point of Sale software, currently sold via a network of over 4,000 distributors throughout China. The company is located in Shanghai, China, has approximately 86 employees and has recently expanded its sales network to include other areas of China.

     G-Choice is one of the largest computer distributors in the Eastern region of China. As such, the company has forged alliances with major manufacturers and their Chinese affiliates and distributors, including Intel, AMD and Cyrix. To G-Choice's management knowledge, they are the only wholesale distributor for Intel in Shanghai and the only authorized distributor for Cyrix and AMD (through Lander, an AMD authorized Chinese Distributor) in Shanghai. In addition, the company has a variety of other distribution relationships with leading computer component manufacturers.

     G-Choice's management believes that the key to long-term success for the company lies in the area of software development. To that end, the company has recruited skilled software engineers to research and develop new marketable software solutions. The largest product produced to date is the "Allway" Point of Sale software package. Allway was developed based on a client/server model and utilizes a multi-tiered architecture, making it ideal for corporate Intranets or the Internet. The software offers a complete sales, inventory, shipping and management system, scalable for large and small companies. The Allway system has been received with great success in the Eastern regions of China and the company is currently expanding its sales to cover the rest of China. In addition to further development and sales of Allway, management is focusing its efforts on identifying other software development projects that will provide the company with increased growth.

     In 2000, G-Choice's sales were $13.6 million with net income of $379,168. Genesis acquired 80% ownership of G-Choice on August 15, 2001 for a total of 800,000 shares of Genesis stock.

     Biosystems Technologies, Inc.

     Genesis management incorporated Biosystems Technologies, Inc. in Florida in October 2001 for the purpose of commercialization, marketing and distribution of biomedical products and technologies used to diagnose and treat HIV/AIDS, cancer and other immune-related diseases. Biosystems seeks to harness the latest scientific discoveries to commercialize and market the potential of proprietary technologies that will form the basis of a range of new and potentially effective treatments for a variety of diseases. Genesis owns 85% of Biosystems, with the remaining 15% owned by Dr. Ronald Watson, a noted immunology professor and researcher.

     Unlike traditional biotechnology companies which can spend millions of dollars on research and development of new products, Biosystems operates as a "virtual" company, seeking unique products that are fully developed or in the final stages of development. Biosystems then attempts to commercialize and market these products via licensing agreements, with particular emphasis on introducing these products to China and the Pacific Rim. There can be no assurances that products will be acquired or developed or that Biosystems will have sufficient financial resources to bring these products to market.

     In November, Biosystems signed an agreement for exclusive distribution rights to a Rapid Assay HIV test in China. The test, originally developed by the Program for Appropriate Technology in Health (www.path.org) and successfully evaluated by the World Health Organization, is an inexpensive method for the detection of antibodies to HIV, the virus responsible for causing AIDS.
The company is currently in negotiations with a firm in China to secure Chinese regulatory approval, manufacture, distribute and market the product, with Biosystems receiving a royalty on all sales. There can be no assurances that the company will ever be able to successfully market this product in China.

         Biosystems has also entered into an agreement to perform clinical trials in China and evaluate the effectiveness of an herbal product believed to be effective in the treatment of Hepatitis B. It is estimated that seventy-five percent of the world's hepatitis B virus carriers live in Asia and the Western Pacific. According to World Health Organization, Hepatitis B affects at least 20% of the general populations of some regions of China The agreement was signed with Logizan Holdings Company Limited in Cyprus, which has worldwide marketing rights to distribute this herbal formula. Under the terms of the agreement, Biosystems and Logizan will co-sponsor a clinical trial of the product in China. Upon successful completion of these trials, Biosystems will be the exclusive distributor for the product in Mainland China, Hong Kong and Taiwan. There can be no assurances that the company will ever be able to successfully market this product.

     The company has no current plans to market or distribute products in the U.S. that require FDA approval. Biosystems has no revenues and limited expenses. The company operates out of Genesis' St. Paul Minnesota office and management is not taking any salary until the company begins to generate sales.

     eSpectus Systems, Inc.

     eSpectus Systems, Inc. is an interactive, direct marketing company, specializing in permission-based e-mail marketing, media buying, customer relationship management and online surveys. The company specializes in low cost, high return opt-in marketing campaigns for a variety of large and small companies worldwide Genesis owns 80% of Espectus, which was incorporated in Florida in October 2001 by Genesis.

     eSpectus is in its beginning stages of operations and has limited operations, revenues and expenses. The company is operated out of Genesis' offices in West Palm Beach, FL.

     Shanghai Zhaoli Technology Development Company, Limited

     Shanghai Zhaoli Technology Development Company, Limited is an Information Technology enterprise that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. The company is a general agent and/or distributor for a wide array of manufacturers, including Epson, Canon, Hewlett-Packard, Samsung and Star network products. The company has also qualified as a technical service center for Epson, Canon, Hewlett-Packard and OKI products.

     In addition to hardware sales and service, the company focuses much of its resources on the development of proprietary software systems, such as its e-learning software for K-12 education in China. The program offers a full line of training and education programs delivered over the Internet. Zhaoli has also developed video streaming technology that it has integrated into the software. Video streamed delivery means that the program provides much the same experience as a live training program. However, Zhaoli students can stop and start the program at any time, review portions of the discussion now or in the future, and focus their studies where they need the most work.

     The company has approximately 85 employees at seven branches and exclusive stores in Shanghai and a strong and growing presence throughout eastern areas of China. In 2000, Zhaoli realized gross sales of $10 million. Genesis acquired 80% ownership of Zhaoli on November 15, 2001 in exchange for 400,000 shares of Genesis Common stock.

     Yastock Investment Consulting Company, Limited

     Yastock Investment Consulting Company, Limited is an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. The company is dedicated to supporting the development of the Chinese capital market and providing medium and small enterprises with consulting services for marketing management, human resource management, stock investment, fund raising, financing, and going public in the US. Genesis acquired 80% of Yastock on December 1, 2001 in exchange for 92,000 shares of Genesis common stock.

     In addition to its ongoing business, Yastock's management will oversee all of Genesis' operations in China and will be an important source of financial and operational support for Genesis' Chinese subsidiaries.

     Yastock Services include:

     - Providing small and medium private technology enterprises with consulting services for obtaining a listing on the US stock market.

     - Consulting services for the US enterprises wishing to invest in China and introducing advanced U.S. techniques to Chinese enterprises.

     - Offering consulting services for client's management of investments in the Shenzhen and Shanghai stock markets.

     - Offering investment banking and investor relations.

     - Providing agency services for business applying for regulatory approval in China

     - Offering consulting for human resources managers.

     - Providing consulting for corporate asset evaluation.

     - Offering consulting for corporate legal affairs.

     - Providing consulting for mergers and acquisitions.

Competition

         The company potentially faces competition from a variety of sources. Each of our subsidiaries faces competition from other companies sharing their market niche. In addition, Genesis Technology Group faces competition for its services from other technology holding companies, investment banking and consulting companies and other entities many that possess substantially greater resources than Genesis. Almost all of the companies with which Genesis and its subsidiaries will compete are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than Genesis now has, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. There is no assurance that Genesis will compete successfully with other competing companies. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

Risk Factors

     We have a limited operating history

     Genesis Technology Group began operations in August and has a limited operating history upon which you may evaluate our business and prospects. Some of our subsidiaries are in the early stages of their development. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets, such as those present in high-technology. If we are unable to effectively allocate our resources and help develop our subsidiaries, our stock price may be adversely affected and we may be unable to execute our strategy of developing and maintaining a network of technology companies.

     Our quarterly results could fluctuate.

      The Company's quarterly operating results could fluctuate due to a number of factors. These factors include the timing of the recognition of unrealized gains and losses, the degree to which we encounter competition in our markets, the volatility of the stock market as it relates to our unrealized gains and losses, the public's perception of the relations between the U.S. and China, as well as other general economic conditions. As a result of these factors, quarterly results are not necessarily indicative of the Company's performance in future quarters.

Our stock price has been volatile in the past and may continue to be volatile in the future.

     Our stock price has historically been very volatile. This volatility may continue in the future. The following factors, among others, will add to our common stock price's volatility:

     -actual or anticipated variations in our quarterly results and those of our subsidiaries;

     - negative changes in the public's perception of the prospects of technology companies

     - changes in the size, form or rate of our acquisitions;

     - new products or services offered by us, our subsidiaries and their competitors;

     - announcements by our subsidiaries and their competitors of technological innovations;

     - announcements by us or our subsidiaries or our competitors of significant acquisitions, strategic partnerships or joint ventures;

     - our capital commitments;

     - additional sales of our securities;

     - additions to or departures of our key personnel or those of our subsidiaries; and

      - general economic conditions such as a recession, or interest rate or currency rate fluctuations.

     Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.

Our business depends significantly upon the performance of our subsidiaries, which is uncertain.

   Currently, a majority of our revenues are derived via the operations of our subsidiaries. Economic, governmental, political, industry and internal company factors outside our control affect each of our subsidiaries. If our subsidiaries do not succeed, the value of our assets and the price of our common stock could decline. Some of the material risks relating to our partner companies include:

- Three of our subsidiaries are located in China and have specific risks associated with that (see below)

- intensifying competition for our products and services and those of our subsidiaries, which could lead to the failure of some of our subsidiaries;

- Our Biotechnology subsidiary, Biosystems may be subject to changing governmental regulations and laws as they relate to the biomedical industry.

- While the market for email marketing is growing, the laws regarding it are still being developed. As new laws and procedures are created, they may have material effects on the performance on our wholly-owned subsidiary, Espectus.

     There are political, economic and regulatory risks associated with doing business in China.

     China's economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that such growth will not continue to decrease or that any slow down will not have a negative effect on our business. The Chinese economy is also experiencing deflation which may continue in the future. The current economic situation may adversely affect our profitability over time as expenditures may decrease due to the results of slowing domestic demand and deflation.

     Country risk

     Currently, a portion of the Company's revenues are derived from the sale of computer equipment and accessories to customers in China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

     Products risk

     In addition to competing with other computer and electronics equipment companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, it may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

     Exchange risk

     The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on the exchange rate of Reminbi converted to USD on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

     Political risk

     Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

     Other Risk Factors

     There are several risks and uncertainties, including those relating to the Company's ability to raise money and grow its business and potential difficulties in integrating new acquisitions, especially as they pertain to foreign markets and market conditions. These risks and uncertainties can materially affect the results predicted. Other risks include the Company's limited operating history, the limited financial resources, domestic or global economic conditions, activities of competitors and the presence of new or additional competition, and changes in Federal or State laws and conditions of equity markets.

     Genesis' future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of Genesis. These factors include but are not limited to fluctuating market demand for our services, and general economic conditions.

Employees

     Genesis and its subsidiaries currently have 201 full-time and part-time employees. No employee of Genesis is covered by a collective bargaining agreement nor is represented by a labor union. Genesis considers its employee relations to be good.

     Genesis and its US subsidiaries have 10 full-time and part-time employees. Shanghai G-Choice has 86 full-time and part-time employees. Shanghai Zhaoli has 85 full-time and part-time employees. Shanghai Yastock has 20 full-time and part-time employees.

ITEM 2. DESCRIPTION OF PROPERTIES

Genesis Systems, Inc. and Biosystems Technologies, Inc. lease offices in St. Paul, Minnesota, on a month-to-month basis. Such lease commenced November 2001 with monthly rental payments of $965. Genesis Technology Group, Inc. and Espectus Systems, Inc. lease offices in West Palm Beach, Florida, under a noncancellable one-year operating lease. Such lease commenced August 1, 2001 with monthly rental payments of $971. G-Choice leases 16,600 square feet of office, retailing and warehouse space in Shanghai, China under a one-year operating lease with monthly rental payments of $8,959. Zhaoli leases 18,800 square feet of office, retailing and warehouse space in Shanghai, China under a one-year operating lease with monthly rental payment of $6,876. Yastock leases 2,200 square feet of office space in Shanghai, China under a one-year operating lease with monthly rental payments of $480.

ITEM 3. LEGAL PROCEEDINGS

Master Financial Group, Inc. v Genesis Systems, Inc. (Court File No. 62-C7-01-000832) was filed on February 14, 2000, against Genesis Systems, Inc., a subsidiary of Genesis Technology Group, in the County of Ramsey, Minnesota, seeking to rescind a stock subscription agreement made with Genesis Systems, Inc. This agreement calls for a total subscription to purchase shares of the Company's stock in the amount of $1,000,000. The payments were to be made in four equal installments; to date the Company has received $250,000. The Company believes that this suit is without merit and intends to vigorously contest the action. Management does not believe this suit will have any material impact on the company business and financial performance. Other than that, we are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates a party adverse to us in any legal or regulatory proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On October 12, 2001 we held a special meeting of the Shareholders in which a majority of shareholders, either in person or by proxy, voted to adopt an Agreement and Plan of Merger providing for the merger of newagecities.com, Inc, an Idaho Corporation, into Genesis Technology Group, Inc., a Florida corporation wholly owned by the Company. The purpose of the merger was to change the domicile of the Company from Idaho to Florida, to correspond to the state where our principle offices are located and to change the name to better reflect the Company's new business model.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "GTEC". The reported high and low bid prices for the common stock are shown below for the period from April 14, 1998,the date our common stock began trading on the OTC Electronic Bulletin Board, through September 30, 2001. The prices do not always represent actual transactions. As of September 30, 2001, we had 1,029 stockholders of record.

Period                                High        Low
Quarter ended June 30, 1998 ....   $   3.20  $    .80
Quarter ended September 30, 1998   $   2.48  $    .80
Quarter ended December 31, 1998    $   4.80  $   1.60

Quarter ended March 31, 1999 ...   $   5.60  $   1.60
Quarter ended June 30, 1999 ....   $   8.00  $   2.50
Quarter ended September 30, 1999   $   3.75  $   1.37
Quarter ended December 31, 1999    $   2.88  $   1.50

Quarter ended March 31, 2000 ...   $   3.50  $   1.75
Quarter ended June 30, 2000 ....   $   2.19  $    .30
Quarter ended September 30, 2000   $    .44  $    .20
Quarter ended December 31, 2000    $    .19  $    .04

Quarter ended March 31, 2001 ...   $    .19  $    .06
Quarter ended June 30, 2001 ....   $    .24  $    .05
Quarter ended September 30, 2001   $    .13  $    .03

On December 31, 2001, the closing bid price of our common stock was $0.50

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere.

         The foregoing plan of operation contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties, which could cause such a difference, are those relating to our Company's dependence upon certain key personnel, our ability to manage our growth, our Company's success in implementing our business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting our Company or our customers. Many of such risk factors are beyond the control of our Company and its management.

OVERVIEW

         Genesis Technology Group Inc. was formed as the result of a change in business model and management of newagecities.com, Inc., which ceased active operations at the end of June 2001. Newagecities.com's failure to successfully complete a planned financing of $3-5 million in June 2001 resulted in the merger between the Company and New Leaf Distributing not being completed and previous management seeking other alternatives for the business.

         Genesis Technology Group, Inc. (Genesis) is a broad-based holding and service company engaged in owning, investing in, and managing what management believes will be leading technology companies in the U.S. and China. Genesis' mission is to accelerate the business and success of its Partner organizations, which consist primarily of subsidiaries or other companies in which Genesis has a controlling interest. For these Partner companies, Genesis is expected to be a source of financial, operational and managerial support.

         Genesis' strategy includes the internal development and operation of majority owned subsidiaries within the corporate family, as well as investment in other high technology companies either directly by the Company, or through other venture capital arrangements. The strategy also envisions and promotes opportunities for synergistic business relationships among all of these Partner companies. We do not expect to operate as an investment company in accordance with the investment company act of 1940, and we will limit our activities in order not to become subject to that act.

         Partner companies are companies that are engaged in the development of technology businesses in any of a variety of arenas. Genesis provides Partner companies funding through loans or equity participation. Genesis also offers Partner companies active management, operating guidance, acquisition and disposition assistance, management recruitment, and innovative financing. The purpose of these services is to enhance the Partner's future growth and to expand their business. Genesis management actively seeks companies looking to establish or expand their business or who wish to extend their production but are in need of capital and technical know-how to carry out their business plans. As of the date of this filing, the Company has either acquired or started-up seven such Partner Companies.

         On August 1, 2001 Genesis acquired Genesis Systems, Inc., of St. Paul, Minnesota. Genesis Systems provides a wide range of business and financial services for public and private companies with an emphasis on early-stage technology companies. These services include assistance in mergers and acquisitions, capital raising and financing, strategic planning, investor and public relations and operations. Genesis Systems has established a network of strategic partners to assist in performing these services.

         On August 14, 2001 , Genesis acquired PropaMedia, Inc., a provider of media rich Web hosting and distribution services, located in Los Angeles, CA. Propamedia offers end-to-end streaming and hosting services, including content capture, encoding and production, storage, live and on-demand video and audio streaming, and managed services. PropaMedia's services can be used for video and audio distribution services to transmit entertainment, sports, news, advertising, business communications, and distance learning content. PropaMedia's technologies support all major Internet audio and video formats. PropaMedia has developed proprietary streaming technologies that increase the number of end-users able to view video content at once, improve end-users' video viewing experience, and provide clients with real-time monitoring and reporting.

         On August 22, 2001, Genesis acquired a majority interest (80%) of Shanghai G-Choice Science Development Company, Limited (G-Choice). G-Choice's business services include computer product sales, network services, software development, and systems integration. G-Choice has extensive experience in computer system engineering, and software research and development, including its popular Point of Sale software, currently sold via a network of over 4,000 distributors throughout China. The company was founded in 1999, is located in Shanghai, China, has approximately 86 employees and has recently expanded its sales network to include other areas of China.

         In October 2001, Genesis formed two subsidiaries, each which the company owns a majority interest in. The first was Espectus Systems, Inc. Espectus is an interactive, direct marketing company, specializing in permission-based e-mail marketing, media buying, customer relationship management and online surveys. The company specializes in low cost, high return opt-in marketing campaigns for a variety of large and small companies worldwide Genesis owns 80% of Espectus.

         The second company formed in October was Biosystems Technologies, Inc. Biosystems' mission is the commercialization, marketing and distribution of biomedical products and technologies used to diagnose and treat HIV/AIDS, cancer and other immune-related diseases. Biosystems seeks to harness the latest scientific discoveries to commercialize and market the potential of proprietary technologies that will form the basis of a range of new and potentially effective treatments for a variety of diseases. Genesis owns 85% of Biosystems, with the remaining 15% owned by Dr. Ronald Watson, a noted immunology professor and researcher.

         Unlike traditional biotechnology companies which can spend millions of dollars on research and development of new products. Biosystems operates as a "virtual" company, seeking unique products that are fully developed or in the final stages of development. Biosystems then attempts to commercialize and market these products via licensing agreements, with particular emphasis on introducing these products to China and the Pacific Rim. There can be no assurances that products will be acquired or developed or that Biosystems will have sufficient financial resources to bring these products to market.

         As of the date of this report, our Espectus and Biosystems subsidiaries had no revenues and limited expenses.

         On November 15, 2001, Genesis acquired 80% of Shanghai Zhaoli Technology Development Company, Limited, an Information Technology enterprise that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. In addition to hardware sales and service, the company focuses much of its resources on the development of proprietary software systems, such as its e-learning software for K-12 education in China. The company has approximately 85 employees at seven branches and exclusive stores in Shanghai and a strong and growing presence throughout eastern areas of China.

         On December 1, 2001, Genesis acquired Yastock Investment Consulting Company, Limited, an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. Genesis acquired 80% of Yastock. In addition to its ongoing business, Yastock's management will oversee all of Genesis' operations in China and will be an important source of financial and operational support for Genesis' Chinese subsidiaries.

Consulting Activities

         Through our subsidiary Genesis Systems, Inc., we have negotiated consulting agreements with third parties that desire to avail themselves of our Company's experience as a reporting company under the Exchange Act. Such assistance is expected to involve a wide range of business and financial services for public and private companies with an emphasis on early-stage technology companies. These services include assistance in mergers and acquisitions, capital raising and financing primarily for foreign-based companies, strategic planning, investor and public relations and operations. Genesis Systems has established a network of strategic partners to assist in performing these services.

Results of Operations - Nine months ended September 30, 2001 compared to the year ended December 31, 2000

         Our failure to successfully complete a planned financing of $3-5 million in June 2001 resulted in the merger between the Company and New Leaf Distributing not being completed. Management believed that without the consummation of the merger and/or the financing, we could not continue to operate. Our limited revenues did not adequately cover expenses. As such, active operations were ceased in the end of June 2001. Until our recent acquisitions of several companies subsequent to June 2001, our Company had no business operations other than those pertaining to the maintenance of our corporate existence and filing of reports required under the United States Securities and Exchange Commission.

         We reported income from operations (net of minority interest in income of subsidiary) for the nine months ended September 30, 2001 of $10,918 compared to a loss from operations for the nine months ended September 30., 2000 and year ended December 31, 2000 of $(93,500) and $(143,239), respectively. Additionally, we reported a loss from discontinued operations for the nine months ended September 30, 2001 of $(107,283) compared to a loss from discontinued operations for the nine months ended September 30, 2000 and year ended December 31, 2000 of $(3,714,870) and $(8,400,240), respectively.
Additionally, in connection with our acquisition of G-Choice, we recognized an extraordinary gain from the recognition of negative goodwill of $290,003. This translates to an overall per-share income of $0.02 for the nine months ended September 30, 2001 compared to a per share loss of $(0.58) and $(1.25) for the nine months ended September 30, 2000 and for the year ended December 31, 2000, respectively.

         We had revenues during the nine months ended September 30, 2001 of $2,058,152, which related to our acquired subsidiaries. We had no revenues for the year ended December 31, 2000. For the year ended September 30, 2001, cost of sales related to our acquired subsidiaries amounted to $1,845,254. General and Administrative Operating expenses were $119,213 for the nine months ended September 30, 2001 as compared to $93,500 and $143,239 for the nine months ended September 30, 2000 and for the year ended December 31, 2000, respectively.

         No additional meaningful comparisons can be made for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 and for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

            As of September 30, 2001, we had $545,452 in cash and cash equivalents on hand to meet our obligations. We have financed our cash requirements through our operations and cash acquired from acquisitions of $383,200.

         At September 30, 2001, our Company had stockholders' equity of $981,843. Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

         Net cash provided by operations was $176,542 for the nine months ended September 30, 2001 as compared to net cash used in operations of $(820,159) and $(825,069) for the nine months ended September 30, 2000 and for the year ended December 31, 2000, respectively. The difference is due to the acquisition of our subsidiaries during August and September 2001.

         Net cash provided by investing activities for the nine months ended September 30, 2001 was $363,910 as compared to $ -0- for the nine months ended Sept 30, 2000 and for the year ended December 31, 2000. The difference was attributable to cash acquired from acquisitions of $383,200 offset by cash used for capital expenditures of $(14,290) and investment in marketable securities $(5,000).

         We currently have no material commitments for capital expenditures. Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital- raising activities would be successful.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table includes the names, positions held and ages of our executive officers and directors.

NAME                      AGE          POSITION
-----                    ------        --------

Dr. James Wang             39          Chairman, CEO and President
Dr. Kenneth Shenkman       37          Vice President and Director
Adam Wasserman, CPA        37          Chief Financial Officer


DATES, POSITION(S) HELD AND BUSINESS OR ACTIVITY

Dr. James Wang:
---------------

Dr. Wang has served as President, Chairman of the Board of Directors and Chief Executive Officer of Genesis Technology since August 1, 2001. Dr. Wang earned his Ph.D. from the University of Arizona in 1994. Dr. Wang previously worked in the following positions:

1999 to 2001- President, Master Financial Group, Inc., St. Paul, MN. This company provided consulting services for small private and public companies in the area of corporate finance, investor relations and business management.

1997 to 2000 - Assistant Professor, School of Medicine at the University of Minnesota, Minneapolis, MN. Dr. Wang was engaged in the research of liver diseases, Immunology and Nutrition.

Dr. Kenneth Shenkman:
---------------------

Dr. Shenkman has served as a Director of newagecities.com and its President since March 1999. Dr. Shenkman continues to serve as a Vice President and a Director of Genesis Technology Group, Inc. Dr. Shenkman previously worked in the following positions:

September 1997 to April 1999 - Consultant. As independent consultant, Dr. Shenkman has been an independent computer and Internet consultant and trainer.

January 1999 to March 1999 - Director of Internet Marketing, Arc Communications, Inc., Tinton Falls, New Jersey. This company is engaged in designing Web sites.

July 1995 to September 1998 - V.P. Operations Computer Coach, Inc., Boca Raton, Florida This company engages in computer training and Internet web design

Dr. Shenkman was awarded a B. A. from Brandeis University in 1987 and a Ph.D. from the University of Rochester in 1994.

Adam Wasserman, CPA:
--------------------

Mr. Wasserman was appointed Chief Financial Officer in October, 2001. Mr. Wasserman previously worked in the following positions.

November 1999 to Present - CEO, CFO Oncall, Inc., Weston, FL. A provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, auditing, accounting, automated systems, banking relations and internal controls.

June 1991 to November 1999 - Senior Audit Manager, American Express Tax and, Business Services, Fort Lauderdale, FL. Responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes.

September 1986 to May 1991 - Deloitte & Touche, LLP. Significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting.

Mr. Wasserman holds a Bachelor of Administration from the State University of New York at Albany. He is a CPA and a member of The American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

Board of Advisors

Each member of the Board of Advisors is to receive 20,000 options to purchase Genesis stock at a price of $0.35 per share. As of the date of this report, no options were granted.

Carl Tseng, MBA. Mr. Tseng earned his MBA at the University of Chicago. He has over 15 years experience in the business management of computer technology, import and export business and banking services.

Kevin Zhang, MBA. Mr. Zhang earned his MBA, concentration in Finance and Accounting, at the Graduate School of Business of the University of Chicago in 1999. Since then, Mr. Zhang has been working for Computer Adaptive Technologies, a Houghton Mifflin company as a Senior Financial Analyst. Mr. Zhang has over 10 years experience in business mergers and acquisitions, financing, financial forecasting, budgeting and auditing analysis.

James Li. Mr. Li earned his Master of Public Policy, concentration in Business and Management, at the Graduate School of Business of the University of Chicago in 1999. Since then Mr. Li has been working for Honeywell International, Inc. as a Business Development Manager. Mr. Li has ten years experience in business management

Our directors are elected at each annual meeting of stockholders. Our directors hold office until the next annual meeting of stockholders. Executive officers are elected by and serve at the discretion of the Board of Directors.

Employment Agreements

     The Company has not entered into any employment agreements with any employees.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to: (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal period ended September 30, 2001:

                                                                                LTIP
                                   Fiscal                       Other Annual   Options/      All Other
Name and Principal Position         Year     Salary    Bonus    Compensation  (#)Payouts    Compensation
--------------------------------------------------------------------------------------------------------
James Wang, CEO and President       2001    $ 12,000    -           -                -         -
Joseph Ardito Jr. CEO (former)      2001           -    -           -                -         -
Joseph Ardito Jr. CEO (former)      2000    $ 45,640    -           -                -         -
Joseph Ardito Jr. CEO (former)      1999    $ 78,465    -           -           40,000         -


Option Grants in Last Fiscal Year

     With respect to the Named Executive Officers there were no granting of stock options under the Company's Stock Option Plan during the nine months ended September 30, 2001.

Other Options

Between October 1, 2001 and November 15,2001 the Company granted a total of 2,390,000 options to executives and employees exercisable at prices between $.16 and $.35 per share. Included in these were 950,000 options granted to James Wang with an exercise price of $.29 per share, 1,000,000 options granted to Kenneth Shenkman with an exercise price of $.21 per share and 240,000 options granted to Adam Wasserman with an exercise price of $.35 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2001, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

     Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Genesis Technology Group, Inc., 301 Clematis Street, Suite 3124, West Palm Beach, Florida 33401.

     We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

     Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of December 31,2001, there were 23,864,353 shares of our common stock issued and outstanding. The issued and outstanding shares do not include 3,677,000 shares of our common stock issuable upon the exercise of warrants and options.

Names and Address of                Number of shares        Percentage of shares
Beneficial Owner                    Beneficially Owned       Beneficially Owned
----------------                    ------------------       ------------------

James Wang                            950,000 (1)                     4%
Kenneth Shenkman                    1,774,500 (2)                     7%
Adam Wasserman                        240,000 (3)                     1%
Yongwen Zhuang                      5,000,000                         21%
Fugen Li                            5,000,000                         21%


All executive officers and
directors as a group
(3 persons)                         2,964,500                        12%


(1) The number of shares beneficially owned by James Wang includes 950,000 shares under an Employee option plan

(2) The number of shares beneficially owned by Kenneth Shenkman includes 1,000,000 shares under an Employee option plan

(3) The number of shares beneficially owned by Adam Wasserman includes 240,000 shares under an Employee option plan

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On August 14, 2001, the Company entered into a Stock Purchase Agreement with PropaMedia, Inc. and the shareholders of PropaMedia, Inc. Under the terms of this agreement the Company acquired all of the issued and outstanding capital stock of PropaMedia in exchange for all of the shares of MemberNet, Inc., a wholly owned subsidiary of the Company. Upon effectiveness of the Stock Purchase Agreement, PropaMedia became a wholly owned subsidiary of the Company and the former shareholders of PropaMedia acquired a wholly owned interest in Member Net, Inc. from the Company.

     On July 18, 2001 the Company issued a total of 2,602,195 shares to Joseph Ardito and Kenneth Shenkman for accrued payroll through July, 2001. The shares were issued at price of $.04 per share and were registered with the S.E.C. via an S-8 filing.

     On August 1, 2001, the Company completed an Agreement and Plan of Reorganization with Genesis Systems, Inc., a Minnesota corporation and the shareholders of Genesis systems, Inc. As a result of the acquisition, the Company issued 10,312,500 shares of its Common Stock in exchange for all of the capital stock of Genesis Systems. Prior to the transaction, Messrs. Joseph Ardito and Stanley Seigel resigned as Officers and/or Directors of the Company. Kenneth Shenkman continues as Vice President and Director of the Company. James Wang joined the Company as Chief Executive Officer, President, and Chairman of the Board of Directors after the transaction.

     On August 22, 2001, the Company entered into a Stock Purchase Agreement with Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") and the shareholders of G-Choice. Under this agreement the shareholders of G-Choice exchanged 80% of the issued and outstanding capital stock of G-Choice in exchange for 800,000 restricted shares of the Company common stock. Upon the effectiveness of this agreement, G-Choice became an 80% owned subsidiary of the Company.

     On October 12, 2001 the shareholders of the Company voted upon and approved an Agreement and Plan of Merger providing for the merger of the Company with and into Genesis Technology Group, Inc., a Florida corporation, wholly-owned by the Company. The purpose of the merger was to change the Company's domicile from Idaho to Florida. Effective following the completion of the merger, the Company's Florida domicile corresponds to the state in which its principal offices are located, and the Company will be subject to the Florida Business Corporation Act, rather than the Corporate Laws of the State of Idaho. In addition, the Company's name and stock symbol have changed to Genesis Technology Group, Inc. and GTEC, which better reflects the Company's current business plan.

     On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Zhaoli Technology Development Company, Limited ("Zhaoli") and Zhaoli's shareholder. Under this agreement Zhaoli shareholder exchanged 80% of the issued and outstanding capital stock of Zhaoli in exchange for 400,000 restricted shares of the Company common stock. Upon the effectiveness of this agreement, Zhaoli became an 80% owned subsidiary of the Company.

     On December 1, 2001, the Company entered into a Stock Purchase Agreement with Yastock Investment Consulting Company, Limited ("Yastock") and the shareholders of Yastock. Under this agreement the shareholders of Yastock exchanged 80% of the issued and outstanding capital stock of Yastock in exchange for 92,000 restricted shares of the Company common stock. Upon the effectiveness of this agreement, Yastock became an 80% owned subsidiary of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A.    EXHIBITS:

Exhibit
Number   Description
------   -----------
2 Agreement and Plan of Reorganization between Virginia City Gold Mines, Inc. and Psychicnet.com, Inc. dated March 8, 1999(1)

2.1 Agreement and Plan Of Reorganization and Stock Purchase Agreement by and Among Newagecities.Com, Inc. As Acquiror Genesis Systems, Inc. As Acquiree and the Shareholders of Genesis Systems, Inc., dated July 23, 2001(3)

2.1a Stock Purchase Agreement by and Among Newagecities.com and PropaMedia dated August 14, 2001(4)

2.1b     Agreement and Plan and Merger(5)

2.2 Stock Purchase Agreement by and Among Newagecities.com and G-Choice, dated August 22, 2001(4)

3.1      Articles of Incorporation(1)

3.2      Articles of Amendment to the Articles of Incorporation(1)

3.3      Articles of Amendment to the Articles of Incorporation(1)

3.4      Bylaws(1)

10.1     Employment Agreement between newagecities.com, Inc. and Joseph Ardito
         (1)

10.1a Stock Purchase Agreement by and between Genesis Technology Group, Inc., Zhaoli Science and Technology Development Company, Limited and the Majority Shareholder of Zhaoli Science and Technology Development Company, Limited (6)

10.2     Employment Agreement between newagecities.com, Inc. and Kenneth
         Shenkman(1)

10.2b Stock Purchase Agreement by and between Genesis Technology Group, Inc, Yastock Investment Consulting Company, Limited and the Majority Shareholders of Yastock Investment Consulting Company, Limited. (6)

10.3     Employment Agreement between newagecities.com, Inc. and Stanley Siegel
         (1)

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

10.7     Merger Agreement and Plan of Reorganization(1)

10.8     Lease Agreement between newagecities.com, Inc. and R.A. La Pointe(1)

10.9 Note, Security Agreement and Warrant between newagecities.com, Inc. and Marc Siegel.(1)

10.10    Agreement and Plan of Merger with Al Wali (2)

23.2     Consent Of Independent Certified Public Accountants
------------------------------
(1) Incorporated by reference to exhibits with the corresponding number filed with our registration statement on form SB-2 (File No. 333-86347)

(2) Incorporated by reference to the company's current report form 8-K filed on 4/6/01

(3) Incorporated by reference to the company's current report form 8-K filed on 8/16/01

(4) Incorporated by reference to the company's current report form 8-K filed on 9/12/01

(5) Incorporated by reference to the company's current report form 8-K filed on 10/17/01

(6) Incorporated by reference to the company's current report form 8-K filed on 1/14/02

B.    REPORTS ON FORM 8-K:

On August 16,2001 the Company filed an 8-K with regard to an Agreement and Plan of Reorganization and Stock Purchase Agreement with Genesis Systems Inc, completed August 1, 2001 and the resignation of Messrs. Ardito and Siegel.

On September 12, 2001 the Company filed an 8-K with regard to the Stock Purchase Agreement with PropaMedia, Inc. and the shareholders of PropaMedia, Inc. dated August 14,2001 and the Stock Purchase Agreement with Shanghai G-Choice Science and Technology Development Company Ltd. and the shareholders of G-Choice, dated August 22,2001.

On October 17, 2001 the Company filed an 8-K with regard to a shareholder vote and approval of the Agreement and Plan of Merger providing for the merger of the Company with and into Genesis Technology Group, Inc., a Florida corporation, wholly-owned by the Company.

On November 14, 2001 the Company filed an 8-K with regard to a change in its fiscal year from December 31 to Sept 30.

On January 14, 2002 the Company filed an 8-K with regard to the Stock Purchase Agreement with Zhaoli Science and Technology Development Company, Limited dated November 15, 2001 and the Stock Purchase Agreement with Yastock Investment Consulting Company, Limited dated December 1, 2001.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Palm Beach, Florida on January 8, 2002.

                                        GENESIS TECHNOLOGY GROUP, INC.


                                        By: /s/ James Wang
                                        ------------------
                                        James Wang
                                        Chairman and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                      TITLE                            DATE
---------                      -----                            ----

/s/ James Wang                 Chairman of the Board, Chief     January 14, 2002
------------------------       Executive Officer and President
James Wang                     (Principal Executive Officer)


/s/ Kenneth Shenkman           Vice President and Director      January 14, 2002
------------------------
Kenneth Shenkman




/s/ Adam Wasserman             CFO and Principle Financial      January 14, 2002
------------------------       and Accounting Officer
Adam Wasserman

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS


Report of Independent Certified Public Accountants...........................F-2

Consolidated Financial Statements:

    Consolidated Balance Sheets..............................................F-3

    Consolidated Statements of Operations....................................F-4

    Consolidated Statement of Stockholders' Equity (Deficit).................F-5

    Consolidated Statements of Cash Flows....................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Genesis Technology Group, Inc
(Formerly Newagecities.com, Inc.)
Boca Raton, Florida

     We have audited the accompanying consolidated balance sheets of Genesis Technology Group, Inc. and Subsidiaries (formerly Newagecities.com, Inc.) as of September 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2001 and for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Technology Group, Inc. and Subsidiaries as of September 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for the nine months ended September 30, 2001 and for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                                 /s/Feldman Sherb & Co., P.C.
                                                 Certified Public Accountants

New York, New York
January 5, 2002

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,   December 31,
                                                                   2001            2000
                                                               ------------    ------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ..............................   $    545,452    $          -
    Marketable equity securities ...........................        157,216               -
    Accounts receivable - net of allowance for
        doubtful accounts of $100,000 ......................        576,592               -
    Inventories ............................................        786,894               -
    Prepaid expenses and other .............................        129,026               -
    Due from related party .................................         18,023               -
                                                               ------------    ------------

        Total Current Assets ...............................      2,213,203               -

PROPERTY AND EQUIPMENT - Net ...............................         36,702               -

GOODWILL ...................................................        359,379               -
SECURITY DEPOSITS ..........................................            890               -
                                                               ------------    ------------

        Total Assets .......................................   $  2,610,174    $          -
                                                               ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses ..................   $  1,372,021    $          -
    Net liabilities from discontinued operations ...........              -         302,837
    Deferred revenue .......................................         76,500               -
                                                               ------------    ------------

        Total Current Liabilities ..........................      1,448,521         302,837
                                                               ------------    ------------

MINORITY INTEREST ..........................................        179,810               -
                                                               ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock ($.02 Par Value; 45,000,000
        Shares Authorized; 23,614,353 and 8,034,658 shares
        issued and outstanding at September 30, 2001 and
        December 31, 2000, respectively) ...................        472,287         160,693
    Additional paid-in capital .............................     10,785,511      10,019,083
    Accumulated deficit ....................................    (10,288,975)    (10,482,613)
    Accumulated other comprehensive income .................         13,020               -
                                                               ------------    ------------

        Total Stockholders' Equity (Deficit) ...............        981,843        (302,837)
                                                               ------------    ------------

        Total Liabilities and Stockholders' Equity (Deficit)   $  2,610,174    $          -
                                                               ============    ============

                 See notes to consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Nine   For the Nine   For the Year
                                                                         Months Ended   Months Ended      Ended
                                                                         September 30,  September 30,   December 31,
                                                                              2001          2000           2000
                                                                          -----------    -----------    -----------
                                                                                         (Unaudited)

NET REVENUES ..........................................................   $ 2,058,152    $         -    $         -

COST OF SALES .........................................................     1,845,254              -              -
                                                                          -----------    -----------    -----------

GROSS PROFIT ..........................................................       212,898              -              -
                                                                          -----------    -----------    -----------

OPERATING EXPENSES:
     General and administrative .......................................       119,213         93,500        143,239
                                                                          -----------    -----------    -----------

        Total Operating Expenses ......................................       119,213         93,500        143,239
                                                                          -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS .........................................        93,685        (93,500)      (143,239)

OTHER INCOME:
      Interest Income .................................................           527              -              -
                                                                          -----------    -----------    -----------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS,
     EXTRAORDINARY ITEM AND MINORITY INTEREST .........................        94,212        (93,500)      (143,239)

DISCONTINUED OPERATIONS:
   Loss from discontinued operations ..................................      (107,283)    (3,714,870)    (8,400,240)
                                                                          -----------    -----------    -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND MINORITY INTEREST .........       (13,071)    (3,808,370)    (8,543,479)
                                                                          -----------    -----------    -----------

EXTRAORDINARY ITEM:
   Recognition of negative goodwill on acquisition, net of taxes ......       290,003             -              -
                                                                          -----------    -----------    -----------

INCOME (LOSS) BEFORE MINORITY INTEREST ................................       276,932     (3,808,370)    (8,543,479)

MINORITY INTEREST IN INCOME OF SUBSIDIARY .............................       (83,294)             -              -
                                                                          -----------    -----------    -----------

NET INCOME (LOSS) .....................................................   $   193,638    $ (3,808,370)  $(8,543,479)
                                                                          ===========    ===========    ===========



BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations ...........................   $         -    $     (0.02)   $     (0.02)
   Loss from discontinued operations ..................................         (0.01)         (0.56)         (1.23)
   Income  from extraordinary item ....................................          0.03              -              -
                                                                          -----------    -----------    -----------

   Net income (loss) per common share .................................   $      0.02    $     (0.58)   $     (1.25)
                                                                          ===========    ===========    ===========

      Weighted Common Shares Outstanding - Basic and Diluted ..........    11,697,764      6,606,158      6,819,620
                                                                          ===========    ===========    ===========

                 See notes to consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                Common Stock                                                            Total
                                         ---------------------------    Additional                                   Stockholders'
                                           Number of                     Paid-in      Accumulated     Comprehensive    (Equity)
                                            Shares         Amount        Capital        Deficit          Income        Deficit
                                         ------------   ------------   ------------   ------------    ------------   ------------

Balance, December 31, 1999 ...........      6,100,158   $    122,003   $  7,876,708   $ (1,939,134)   $          -   $  6,059,577

Common stock issued for services .....        895,000         17,900        722,650              -               -        740,550

Exercise of warrants .................        105,000          2,100         10,400              -               -         12,500

Issuance of common stock for equipment         75,000          1,500         11,325              -               -         12,825

Issuance of shares for related
     party loans .....................        658,812         13,176      1,028,124              -               -      1,041,300

Issuance of shares for interest ......        200,688          4,014        369,876              -               -        373,890

Net loss .............................              -              -              -     (8,543,479)              -     (8,543,479)
                                         ------------   ------------   ------------   ------------    ------------   ------------

Balance, December 31, 2000 ...........      8,034,658        160,693     10,019,083    (10,482,613)              -       (302,837)

Contributed capital ..................              -              -          5,000              -               -          5,000

Common stock issued for services .....        500,000         10,000         25,000              -               -         35,000

Common shares issued in connection
     with acquisitions ...............     11,112,500        222,250        559,000              -               -        781,250

Exercise of warrants .................        315,000          6,300         33,075              -               -         39,375

Common stock issued for debt .........      1,050,000         21,000         92,309              -               -        113,309

Common stock issued for debt
     - related parties ...............      2,602,195         52,044         52,044              -               -        104,088

Other comprehensive income:
     Net income ......................              -              -              -        193,638               -        193,638
     Comprehensive income - unrealized
     income on marketable equity
     securities-net of taxes of $0 ..              -              -              -              -          13,020         13,020
                                                                                                                     ------------

     Total comprehensive income ......              -              -              -              -               -        206,658
                                         ------------   ------------   ------------   ------------    ------------   ------------
Balance, September 30, 2001 ..........     23,614,353   $    472,287   $ 10,785,511   $(10,288,975)   $     13,020   $    981,843
                                         ============   ============   ============   ============    ============   ============

                 See notes to consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Nine   For the Nine
                                                                             Months Ended   Months Ended   Year Ended
                                                                             September 30,  September 30,  December 31,
                                                                                2001           2000            2000
                                                                             -----------    -----------    -----------
                                                                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) from continuing operations ............................   $   300,921    $   (93,500)   $  (143,239)
     Adjustments to reconcile income (loss) from continuing
        operations to net cash provided by (used in) operating activities:
        Depreciation and amortization ....................................           959              -              -
        Extraordinary gain from negative goodwill ........................      (290,003)             -              -
        Common stock issued for services .................................        35,000              -              -
        Warrants issued for services .....................................        39,375              -              -
        Minority interest ................................................        83,294              -              -
     Changes in assets and liabilities:
        Accounts receivable ..............................................      (525,821)             -              -
        Inventories ......................................................       371,456              -              -
        Prepaid and other current assets .................................        (2,101)             -              -
        Due from related party ...........................................        10,000              -              -
        Accrued payable and accrued expenses .............................       601,916              -              -
        Deferred revenues ................................................       (38,334)             -              -
                                                                             -----------    -----------    -----------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES ...........       586,662        (93,500)      (143,239)
                                                                             -----------    -----------    -----------

     Income (loss) from discontinued operations ..........................      (107,283)    (3,714,870)    (8,400,240)
     Adjustments to reconcile income (loss) from discontinued
        operations to net cash used in discontinued operating activities:
           Net decrease in net liabilities of discontinued operations ....      (302,837)     2,988,211      7,718,410
                                                                             -----------    -----------    -----------

NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES .......................      (410,120)      (726,659)      (681,830)
                                                                             -----------    -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ......................       176,542       (820,159)      (825,069)
                                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash acquired in acquisition ........................................       383,200              -              -
     Investment in marketable equity securities ..........................        (5,000)
     Capital expenditures ................................................       (14,290)             -              -
                                                                             -----------    -----------    -----------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES ..........................       363,910              -              -
                                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants ..................................             -              -         12,500
     Capital contributions ...............................................         5,000              -              -
     Proceeds from issuance of common stock ..............................             -          7,500              -
                                                                             -----------    -----------    -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ..........................         5,000          7,500         12,500
                                                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................       545,452       (812,659)      (812,569)

CASH AND CASH EQUIVALENTS - beginning of period ..........................             -        812,659        812,569
                                                                             -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - end of period ................................   $   545,452    $         -    $         -
                                                                             ===========    ===========    ===========

CASH PAID FOR INTEREST                                                                 -              -              -

CASH PAID FOR TAXES                                                                    -              -              -
                                                                             ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
        Noncash investing and financing activities:
           Marketable equity securities received for services rendered ...   $    82,500    $         -    $         -
                                                                             ===========    ===========    ===========
           Common stock issued for debt ..................................   $   113,309    $         -    $         -
                                                                             ===========    ===========    ===========
           Common stock issued for debt - related parties ................   $   104,088    $         -    $ 1,041,300
                                                                             ===========    ===========    ===========
           Common stock issued for equipment .............................   $         -    $         -    $    12,825
                                                                             ===========    ===========    ===========

        Acquisition details:
           Fair value of assets acquired .................................   $ 2,187,606    $         -    $         -
           Liabilities assumed ...........................................    (1,116,353)             -              -
           Common stock issued for acquisitions ..........................      (781,250)             -              -
           Extraordinary gain from negative goodwill .....................      (290,003)             -              -
                                                                             -----------    -----------    -----------
           Cash paid for acquisition .....................................             -              -              -
           Cash acquired .................................................       383,200              -              -
                                                                             -----------    -----------    -----------
           Net cash acquired in acquisition ..............................   $   383,200    $         -    $         -
                                                                             ===========    ===========    ===========

                 See notes to consolidated financial statements.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES

The Company

Genesis Technology Group, Inc., formerly Psychicnet.Com, Inc. ("Psychic"), was formed on January 29, 1999 to provide "New Age" services and products on the Internet.

On April 6, 1999, Psychic was acquired by Virginia City Gold Mines, Inc. ("VCGM"), an Idaho corporation, for 2,200,000 shares of VCGM stock (the "Exchange"). The Exchange was completed pursuant to the Agreement and Plan of Reorganization between Psychic and VCGM. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies was recorded as a recapitalization of Psychic, pursuant to which Psychic is treated as the continuing entity. Subsequent to the Exchange, with the approval of the Board of Directors, VCGM changed its name to Newagecities.com, Inc ("Newage").

On December 15, 1999 the Company completed the acquisition of MemberNet, Inc. (MemberNet"), a California company formed in 1999.

On August 1, 2001, Newage completed the Agreement and Plan of Reorganization and Stock Purchase Agreement entered into on July 23, 2001 with Genesis Systems, Inc., a Minnesota corporation and the shareholders of Genesis, Yongwen Zhuang, Fugen Li and Master Financial Group, Inc. As a result of the acquisition, the Company issued 10,312,500 shares of its common stock in exchange for all of the capital stock of Genesis Systems. As part of the transaction, Messrs. Joseph Ardito and Stanley Siegel resigned as officers and/or directors of the Company with Kenneth Shenkman continuing as an officer and director of the Company. In connection with the transaction, Yongwen Zhuang and Fugen Li each received 5,000,000 shares of Common Stock and Master Financial Group, Inc. received 312,500 shares of Common Stock of the Company. Genesis Systems, Inc. invests in and operates technology related companies in the U.S., China, Taiwan, Hong Kong and Singapore. Genesis Systems has been in existence since August 2000 and has earned revenues by providing consulting services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing. Genesis' strategy includes the internal development and operation of subsidiaries within the Company family, as well as investment in other technology companies either directly by the Company, or through other venture capital arrangements. Genesis will not operate as an investment company. Genesis' strategy also envisions and promotes opportunities for synergistic business relationships among the companies within its family.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

The Company (Continued)

On August 14, 2001, Newage entered into a Stock Purchase Agreement with PropaMedia, Inc. ("PropaMedia") and the shareholders of PropaMedia. PropaMedia is a California corporation and is a provider of media Web hosting and distribution services. PropaMedia offers end-to-end streaming and hosting services, including content capture, encoding and production, storage, live and on-demand video and audio streaming, and managed services. Under this agreement, the Company acquired all of the issued and outstanding capital stock of PropaMedia in exchange for all of the shares of Member Net, Inc., a wholly-owned subsidiary of the Company. Upon effectiveness of the Stock Purchase Agreement, PropaMedia became a wholly-owned subsidiary of the Company and the former shareholders of PropaMedia acquired a wholly-owned interest in Member Net, Inc. from the Company.

On August 22, 2001, Newage entered into a Stock Purchase Agreement with Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") and the shareholders of G-Choice. G-Choice is a Chinese company with principal offices in Shanghai, China. As a non-governmental high-tech enterprise, Shanghai G-Choice Science and Technology Development Company Ltd. was founded in August 1999. Its business services include computer product sales, network services, software development, and system integration. Under this agreement, the shareholders of G-Choice exchanged 80% of the issued and outstanding capital stock of G-Choice in exchange for 800,000 shares of the Company's common stock.

On October 12, 2001 the shareholders of Newage voted upon and approved an Agreement and Plan of Merger providing for the merger of the Company with and into Genesis Technology Group, Inc., a Florida corporation, wholly-owned by the Company. The purpose of the merger was to change the Company's domicile from Idaho to Florida. In addition, the Company's name has changed to Genesis Technology Group, Inc. (the "Company" or "Genesis"), which better reflects the Company's current business plan.

Basis of presentation and minority interest

The consolidated statements include the accounts of Genesis Technology Group, Inc. and its wholly and partially owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

In August 2001, the Company acquired an 80% common stock ownership in G-Choice. At September 30, 2001, the Company reported minority interest in the balance sheet of $179,810. For financial statement reporting purposes, the assets, liabilities and earnings of G-Choice are consolidated in the Company's financial statements, and the remaining ownership of G-Choice has been recorded as "Minority Interest" in the consolidated balance sheet.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Income taxes

 Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of the Company's Chinese subsidiary, G-Choice, is the local currency. The financial statements of the subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2001 was not material.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES (Continued)

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2001. All marketable securities are classified as available for sale at September 30, 2001. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

Estimates

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


Comprehensive Income (loss)

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the nine months ended September 30, 2001 and for the year ended December 31, 2000 amounted to $206,658 and $(8,543,497), respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Research and development

Research and development costs are expensed as incurred.

Impairment of long-lived assets

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

     MemberNet Goodwill - During the fourth quarter of year 2000, the Company recognized a goodwill impairment charge of $3,775,672 with no associated tax benefit, related to the 1999 acquisition of MemberNet.Com, Inc. ("MemberNet"). The review for impairment at these operations was triggered by recent cash flow losses and forecasted operating cash flows below those expected at the time MemberNet was acquired. Accordingly, the Company concluded that tangible assets were no longer recoverable through future operations and therefore recognized an impairment charge related to this asset.

     Fixed Assets - During the fourth quarter of year 2000, the Company recognized an impairment of certain fixed assets of $217,763. The Company concluded that tangible assets were no longer recoverable through future operations and therefore recognized an impairment charge related to these assets.

Additionally, during June 2001, due to significant lack of financing and operations and the failure to consummate a planned merger, the Company wrote off furniture and fixtures and licensing agreements in the amount of $308,190, which has been included in loss from discontinued operations.

Stock based compensation

The Company  accounts  for stock  transactions  in  accordance  with APB No. 25,
"Accounting  for Stock Issued to  Employees."  In accordance  with  Statement of
Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Revenue recognition

The Company's revenues from the sale of products are recorded when the goods are shipped. Revenues from website hosting and distribution services are recorded when services are rendered. Consulting income is recognized on a straight-line basis over the period of the service agreement. Deferred revenues relates to consulting revenues that is being recognized over the period of the service agreement.

Licensing agreements

Licensing agreements are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over an estimated life of three years based upon management's expectations relating to the life of the technology and current competitive market conditions. The estimated life is reevaluated each year based upon changes in these factors. Amortization for the nine month period ended September 30, 2001 and for the year ended December 31, 2000 were $56,000 and $223,748, respectively. Additionally, during June 2001, due to significant lack of financing and operations and the failure to consummate a planned merger, the Company wrote off the remaining unamortized licensing agreements in the amount of $260,980. Amortization of licensing fees has been included in loss from discontinued operations in the accompanying statements of operations.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. In accordance with SFAS 141, the Company has recognized an extraordinary gain of $290,003 for the write-off of negative goodwill recognized in the acquisition of G-Choice.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Recent accounting pronouncements (Continued)

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

In August 2001, the FASB approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe there will be a material impact from the implementation of this statement on the Company's consolidated financial statements.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity (deficit).

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2001, property and equipment consisted of the following:

                                        Estimated Life
         Office Furniture                 7 Years           $   9,169
         Computer Equipment               5 Years              24,154
         Office Equipment                 5 Years               8,042
                                                            ---------
                                                               41,365

         Less: Accumulated Depreciation                        (4,663)
                                                            ---------

                                                            $  36,702

NOTE 3 - ACQUISITIONS

In December 1999, the Company acquired all of the outstanding shares of common stock of MemberNet , Inc. for 2,500,000 shares of the Company's common stock and 1,000,000 warrants to purchase shares of the Company's common stock exercisable at $1.75 per share, with the acquisition being accounted for as a purchase business combination. These shares were valued at the fair market value of $2.00 (based on a Reg D 504 offering during April 1999 of $2.00). The allocated purchase price of $5,490,000 was recorded as goodwill. During the fourth quarter of year 2000, the Company recognized a goodwill impairment charge of $3,775,672 with no associated tax benefit, related to the 1999 acquisition of MemberNet, Inc. ("MemberNet").

On August 1, 2001, the Company completed the Agreement and Plan of Reorganization and Stock Purchase Agreement entered into on July 23, 2001 with Genesis Systems, Inc., a Minnesota corporation and the shareholders of Genesis, Yongwen Zhuang, Fugen Li and Master Financial Group, Inc. As a result of the acquisition, the Company issued 10,312,500 shares of its common stock with a fair market value of $701,250 in exchange for all of the capital stock of Genesis Systems. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $359,379. The excess has been applied to goodwill. The results of operations of Genesis Systems, Inc. are included in the accompanying financial statements from August 1, 2001 (effective date of acquisition) to September 30, 2001.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 3 - ACQUISITIONS (Continued)

On August 14, 2001, the Company entered into a Stock Purchase Agreement with PropaMedia, Inc. ("PropaMedia") and the shareholders of PropaMedia. Under this agreement, the Company acquired all of the issued and outstanding capital stock of PropaMedia in exchange for all of the shares of Member Net, Inc., a wholly-owned subsidiary of the Company. Upon effectiveness of the Stock Purchase Agreement, PropaMedia became a wholly-owned subsidiary of the Company and the former shareholders of PropaMedia acquired a wholly-owned interest in Member Net, Inc. from the Company. The Company accounted for this acquisition using the purchase method of accounting. Propamedia began operations in July 2001. The results of operations of PropaMedia are included in the accompanying financial statements from July 2001 (effective date of acquisition) to September 30, 2001.

On August 22, 2001, the Company entered into a Stock Purchase Agreement with Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") and the shareholders of G-Choice. G-Choice is a Chinese company with principal offices in Shanghai, China. Under this agreement, the shareholders of G-Choice exchanged 80% of the issued and outstanding capital stock of G-Choice in exchange for 800,000 shares of the Company's common stock with a fair market value of $80,000. The Company accounted for this acquisition using the purchase method of accounting. The fair value of net assets acquired exceeded the purchase price by $290,003. SFAS 141 requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. Accordingly, the Company recognized an extraordinary gain of $290,003 in connection with this acquisition. The results of operations of G-Choice are included in the accompanying consolidated financial statements from August 23, 2001 (effective date of acquisition) to September 30, 2001.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Genesis Systems, Inc., PropaMedia and G-Choice had occurred as of the following periods:

                                               Nine Months Ended    Year Ended
                                                 September 30,      December 31,
                                                      2001            2000
                                                  -----------       ------------
Net Revenues ..................................   $13,797,000       $13,744,000
Net Income from continuing operations .........   $    35,000       $12,956,000
Net Income per Share from continuing operations   $       .01       $       .04

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 4 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

For the period ended September 30, 2001 and December 2000, the provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes, the reconciliation is as follows:

                                               Nine Months Ended    Year Ended
                                                 September 30,      December 31,
                                                      2001              2000
                                                  -----------       -----------
Taxes (benefit) computed at statutory rate.....   $   33,000        $2,903,000
Income tax benefit not utilized ...............      (33,000)        2,903,000)
                                                  ----------        ----------

Net income tax benefit ........................   $        -        $        -
                                                  ==========        ==========

The Company has a net operating loss carryforward for tax purposes totaling approximately $9,204,000 at September 30, 2001 expiring through the year 2020. Listed below are the tax effects of the items related to the Company's net tax asset:

Tax benefit of net operating loss carryforward ...   $ 3,129,000
Valuation allowance ..............................    (3,129,000)
                                                     ------------

Net deferred tax asset recorded ..................   $         -
                                                     ============

NOTE 5 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In fiscal 2001, the Company operated in three reportable business segments - (1) sale of computer equipment and accessories , (2) Web hosting and distribution services, and (3) consulting services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing . The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The Company did not have any reportable segments for the year ended December 31, 2000.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 5 - SEGMENT INFORMATION (Continued)

Information with respect to these reportable business segments for the nine months ended September 30, 2001 is as follows:

                                       Web Hosting and
                                        Distribution    Consulting  Consolidated
      9/30/01           Computer Sales    Services       Services      Totals
      -------           --------------    --------       --------      ------
Net Revenues ........     $1,401,734      $581,084        $75,334    $2,058,152
Gross Profit ........     $  109,944      $ 27,620        $75,334    $  212,898
Segment profit (Loss)
   from operations ..     $    1,293      $  8,713        $23,123    $   33,129

For the nine months ended September 30, 2001, the Company derived approximately 68% of its revenue from its subsidiary located in the People's Republic of China. Sales and identifiable assets by geographic areas for the nine months ended September 30, 2001 and as of September 30, 2001, respectively, were as follows:
                                                           Identifiable
                                                  Sales       Assets
                                               ----------   ----------
         United States .....................   $  656,418   $1,258,767
         China .............................    1,401,734    1,351,407
                                               ----------   ----------

         Total .............................   $2,058,152   $2,610,174
                                               ==========   ==========

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)

In December 1999, the Company issued $1,041,300 of convertible notes payable. On March 9, 2000, certain shareholders of the Company exchanged 658,812 personally held shares of the Company in satisfaction of the convertible notes. The Company recorded interest expense of $373,890 in this transaction. Additionally, in 2000, the shareholders exchanged 165,000 personally held shares to two consultants for services rendered. Such shares were valued at $3.00 per share and the Company recorded compensation expense of $493,500 for the year ended December 31, 2000.

The value of the shares exchanged by the shareholders was recorded by the Company as an amount due to shareholders. On September 8, 2000, 859,500 shares were issued to such shareholders to satisfy this short-term advance.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

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

In April 2001, the Company revalued 315,000 warrants previously issued to an exercise price of $0 and immediately issued 315,000 shares of its common to stock. Such shares were valued at their market value on the date of issuance at $.12 per share. The Company recorded consulting expense of $39,375 related to these consulting services.

In July 2001, the Company issued 2,602,195 shares of common stock to an officer and a former officer for accrued salaries amounting to $ 104,088.

In August 2001, the Company issued 1,050,000 shares of common stock to certain vendors for debt amounting to $113,309.

In August 2001, the Company issued 10,312,500 and 800,000 shares of common stock in connection with the acquisition of Genesis Systems, Inc and G-Choice, respectively (see note 5).

In August 2001, the Company issued 500,000 shares of its common to stock for services rendered by a consultant. Such shares were valued at their market value on the date of issuance at $.07 per share and recorded consulting expense of $35,000 related to the consulting services.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 7 - STOCK WARRANTS AND OPTIONS

A summary of outstanding warrants at September 30, 2001 are as follows:

                                 Shares             Range of           Remaining           Average
                               Underlying           Exercise          Contractual          Exercise
                                Warrants              Price              Life               Price
                            -----------------     --------------    ----------------     -------------

Outstanding at beginning                   -      $           -                   -      $          -
of period
Granted                            2,250,000                  -        1 - 3.5 yrs.              2.00
Exercised                                  -                  -                   -                 -
                            -----------------     --------------    ----------------     -------------
Outstanding at December            2,250,000          1.50-2.50                                  2.00
31, 1999
Granted                                    -                  -                                     -
Exercised                           (105,000)         0.05-1.50                                     -
                            -----------------     --------------    ----------------     -------------
Outstanding at December            2,145,000          0.05-2.50                                  2.00
31, 2000

Granted                              315,000               0.00                                     -
Expired                           (1,450,000)              2.25                                  2.25
Exercised                           (315,000)              0.00                                  0.00
                            -----------------     --------------                         -------------
Outstanding at September
30, 2001                             695,000      $   0.00-1.50
1.56
                            =================     ==============                         =============

In November 1999, 120,000 options were granted. During the period ended December 31, 2000 and September 30, 2001, no options were granted or exercised. During the nine months ended September 30, 2001, 120,000 options expired.

NOTE 8 - LEGAL PROCEEDINGS

Master Financial Group, Inc. v Genesis Systems, Inc. (Court File No. 62-C7-01-000832) was filed on February 14, 2001, against Genesis Systems, Inc., a subsidiary of Genesis Technology Group, in the County of Ramsey, Minnesota, seeking to rescind a stock subscription agreement made with Genesis Systems, Inc. This agreement calls for a total subscription to purchase shares of the Company's stock in the amount of $1,000,000. The payments were to be made in four equal installments; to date the Company has received $250,000. The Company believes that this suit is meritless and intends to vigorously contest the action. Management does not believe this suit will have any material impact on the Company's business and financial performance. Other than that, the Company is not a party to any material legal proceeding, nor are any of our officers, directors or affiliates, a party adverse to us in any legal or regulatory proceeding.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 9 - COMMITMENTS

The Company leases certain office space under operating leases on a month-to-month basis.

NOTE 10 - OPERATING RISK

(a) Country risk

Currently, the Company's revenues are primarily derived from sale of computer equipment and accessories to customers in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b) Products risk

In addition to competing with other computer and electronics equipment companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, it may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Reminbi converted to USD on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by the United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and for
                        the Year Ended December 31, 2000


NOTE 7 - RELATED PARTY TRANSACTIONS

Due from related party

The Company advanced funds to an officer of the Company. The advances are non-interest bearing and are payable on demand. At September 30, 2001, advances to this officer amounted to $18,023.

NOTE 11 - SUBSEQUENT EVENTS

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Zhaoli Technology Development Company, Limited ("Zhaoli") and Zhaoli's shareholder. Under this agreement Zhaoli shareholder exchanged 80% of the issued and outstanding capital stock of Zhaoli in exchange for 400,000 restricted shares of the Company common stock. Upon the effectiveness of this agreement, Zhaoli became an 80% owned subsidiary of the Company.

On December 1, 2001, the Company entered into a Stock Purchase Agreement with Yastock Investment Consulting Company, Limited ("Yastock") and the shareholders of Yastock. Under this agreement the shareholders of Yastock exchanged 80% of the issued and outstanding capital stock of Yastock in exchange for 92,000 restricted shares of the Company common stock. Upon the effectiveness of this agreement, Yastock became an 80% owned subsidiary of the Company.

On October 12, 2001, the Company changed it capital structure to increase the authorized number of shares which the corporation shall have authority to issue to (i) 200,000,000 shares of common stock, par value $.001 per share and (ii) 20,000,000 shares of Preferred stock, par value $.001.

In October, 2001 950,000 options were granted to James Wang with an exercise price of $.29 per share, 1,000,000 options were granted to Kenneth Shenkman with an exercise price of $.21 and 240,000 options were granted to Adam Wasserman with an exercise price of $.35.

In October 2001, the Company issued 250,000 shares of common stock to a consultant for investor relations.