Form 10QSB
period 2001-12-31
NEWAGECITIES COM INC
filed 2002-02-13
CIK 1091164

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the fiscal quarter ended: December 31, 2001
                       Commission file number: 333-86347


                         GENESIS TECHNOLOGY GROUP, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                        65-1130026
              (State or other jurisdiction of      (I.R.S. Employer
               incorporation or organization)      Identification No.)





                         301 Clematis Street, Suite 3124
                         West Palm Beach, Florida 33401
                 (Address of principal executive offices)(Zip code)

                                 (561) 835-6600
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001: 24,356,353 shares of common stock, $.001 par value per share.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED December 31, 2001
                                      INDEX


PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements

    Consolidated Balance Sheets
                December 31, 2001 (Unaudited)..................................3
    Consolidated Statements of Operations (Unaudited)
                For the Three Months Ended December 31, 2001 and 2000..........4
    Consolidated Statements of Cash Flows (Unaudited)
                For the Three Months Ended December 31, 2001 and 2000..........5

    Notes to Consolidated Financial Statements..............................6-12

    Item 2 - Management's Discussion and Analysis or Plan of Operation.....13-19


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................20

      Item 2 - Changes in Securities and Use of Proceeds...................20-21

      Item 3 - Default upon Senior Securities.................................21

      Item 4 - Submission of Matters to a Vote of Security Holders............21

      Item 6 - Exhibits and Reports on Form 8-K...............................22

      Signatures..............................................................23

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                           CONSOLIDATED BALANCE SHEETS


                                                                    December 31,
                                                                       2001
                                                                    ------------
                                                                    (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                       $ 1,190,365
    Marketable equity securities                                        110,636
    Accounts receivable - net of allowance
     for doubtful accounts of $100,000                                  639,293
    Inventories                                                         879,711
    Prepaid expenses and other                                          349,622
    Due from related party                                               19,278
                                                                       ---------

        Total Current Assets                                          3,188,905

PROPERTY AND EQUIPMENT - Net                                             97,516

GOODWILL                                                                369,919
SECURITY DEPOSITS                                                           890
                                                                        --------

        Total Assets                                                $ 3,657,230
                                                                    ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $ 1,802,619
                                                                     -----------

        Total Current Liabilities                                     1,802,619
                                                                     -----------

MINORITY INTEREST                                                       317,514
                                                                     -----------
STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized;
      no shares issued and outstanding at December 31, 2001 and
      September 30, 2001, respectively)                                       -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
     24,356,353 and 23,614,353 shares issued and outstanding at
     December 31, 2001 and September 30, 2001, respectively)             24,357
    Additional paid-in capital                                       11,545,701
    Accumulated deficit                                             (10,061,692)
    Accumulated other comprehensive income                               28,731
                                                                      ----------

        Total Stockholders' Equity                                    1,537,097
                                                                    ------------
        Total Liabilities and Stockholders' Equity                  $ 3,657,230
                                                                    ============

                 See notes to consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the Three           For the Three
                                                                    Months Ended            Months Ended
                                                                    December 31,            December 31,
                                                                        2001                    2000
                                                                     -----------             -----------
                                                                    (Unaudited)              (Unaudited)

NET REVENUES                                                        $ 6,600,002             $         -

COST OF SALES                                                         6,015,098                       -
                                                                     ----------             -----------

GROSS PROFIT                                                            584,904                       -
                                                                     ----------             -----------

OPERATING EXPENSES:
     General and administrative                                         244,168                  49,739
                                                                     ----------             -----------

     Total Operating Expenses                                           244,168                  49,739
                                                                     ----------             -----------

INCOME (LOSS) FROM OPERATIONS                                           340,736                 (49,739)

OTHER INCOME (EXPENSE):
     Loss from sale of marketable securities                            (41,251)
      Interest Income                                                       947                       -
                                                                     ----------             -----------

                                                                        (40,304)                      -
                                                                     ----------             -----------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS,
     AND MINORITY INTEREST                                              300,432                 (49,739)

DISCONTINUED OPERATIONS:
   Loss from discontinued operations                                          -              (4,685,370)
                                                                     ----------             -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                                  300,432               4,635,631

MINORITY INTEREST IN INCOME OF SUBSIDIARY                               (73,149)                      -
                                                                     ----------             -----------

NET INCOME (LOSS)                                                   $   227,283             $ 4,635,631
                                                                     ==========             ===========



BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                         $      0.01             $     (0.01)
   Loss from discontinued operations                                          -                   (0.58)
                                                                     ----------             -----------


   Net income (loss) per common share                               $      0.01             $     (0.59)
                                                                     ==========             ============

      Weighted Common Shares Outstanding - Basic and Diluted         24,092,636               8,034,321
                                                                     ==========             ===========


                 See notes to consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                        (FORMERLY NEWAGECITIES.COM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Three          For the Three
                                                                    Months Ended           Months Ended
                                                                    December 31,           December 31,
                                                                        2001                   2000
                                                                     ---------              ---------
                                                                    (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations                        $   218,283            $   (49,739)
    Adjustments to reconcile income (loss) from
    continuing operations to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                       1,561                      -
      Loss on sale of marketable securities                              41,251                      -
      Issuance of stock options                                          19,750                      -
      Common stock issued for services                                   23,750                      -
      Minority interest                                                  73,149                      -
    Changes in assets and liabilities:
      Accounts receivable                                               186,043                      -
      Inventories                                                       134,430                      -
      Prepaid and other current assets                                  (59,571)                     -
      Due from related party                                             (1,255)                     -
      Accrued payable and accrued expenses                              (49,539)                     -
      Deferred revenues                                                 (76,500)                     -
                                                                      ---------            -----------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES          511,352                (49,739)
                                                                      ---------            -----------

    Income (loss) from discontinued operations                            9,000             (4,685,370)
    Adjustments to reconcile income (loss) from discontinued
      operations to net cash used in discontinued operating activities:
         Net decrease in net assets from discontinued operations              -              4,722,609
                                                                      ---------            -----------

NET CASH PROVIDED BY  DISCONTINUED OPERATING ACTIVITIES                   9,000                 37,239
                                                                      ---------            -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     520,352                (12,500)
                                                                      ---------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisition                                        106,790                      -
    Proceeds from sale of marketable securities                          21,040
    Capital expenditures                                                 (3,269)                     -
                                                                      ---------            -----------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                         124,561                      -
                                                                      ---------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of warrants                                        -                 12,500
                                                                      ---------            -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                               -                 12,500
                                                                      ---------            -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    644,913                      -

CASH AND CASH EQUIVALENTS - beginning of period                         545,452                      -
                                                                      ---------            -----------

CASH AND CASH EQUIVALENTS - end of period                           $ 1,190,365            $         -
                                                                    ============           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
      Noncash investing and financing activities:
         Common stock issued for equipment                          $         -            $    12,825
                                                                    ============           ===========

      Acquisition details:
         Fair value of assets acquired                              $   813,452                      -
                                                                    ============           ===========
         Liabilities assumed                                        $  (544,692)                     -
                                                                    ============           ===========
         Common stock issued for acquisitions                       $  (268,760)                     -
                                                                    ============           ===========
         Goodwill                                                   $    10,540                      -
                                                                    ============           ===========

                 See notes to consolidated financial statements.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING  POLICIES

The Company

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the nine months ended September 30, 2001 and notes thereto contained in the Transition Report on Form 10-KSB of Genesis Technology Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results for the full fiscal year ending September 30, 2002.

Minority interest

In August 2001, the Company acquired an 80% common stock ownership in G-Choice. At December 31, 2001, the Company reported minority interest in the balance sheet of $195,893 for this acquisition. For financial statement reporting purposes, the assets, liabilities and earnings of G-Choice are consolidated in the Company's financial statements, and the remaining ownership of G-Choice has been recorded as "Minority Interest" in the consolidated balance sheet.

In November and December 2001, the Company acquired an 80% common stock ownership in Yastock and Zhaoli. At December 31, 2001, the Company reported minority interest in the balance sheet of $121,621 for these acquisitions. For financial statement reporting purposes, the assets, liabilities and earnings of Yastock and Zhaoli are consolidated in the Company's financial statements, and the remaining ownership of Yastock and Zhaoli has been recorded as "Minority Interest" in the consolidated balance sheet.

Net income (loss) per share

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING  POLICIES (Continued)

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52,"Foreign Currency Translation," and are included in determining net income or loss.

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

The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiaries are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses.Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2001 was not material.

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at December 31, 2001. All marketable securities are classified as available for sale at December 31, 2001. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity (deficit).

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001
                                   (UNAUDITED)





NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                        ACCOUNTING POLICIES (Continued)

NOTE 2 - ACQUISITIONS

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Zhaoli Technology Development Company, Limited ("Zhaoli") and Zhaoli's shareholder. Zhaoli is a Chinese company with principal offices in Shanghai, China. Zhaoli is an information technology company that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. Zhaoli also develops proprietary software systems, such as its e-learning software for K-12 education in China. As a result of the acquisition, the Company issued 400,000 shares of its common stock with a fair market value of $220,000 in exchange for 80% of the capital stock of Zhaoli. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $5,651. The excess has been applied to goodwill. The results of operations of Zhaoli are included in the accompanying financial statements from November 15, 2001 (effective date of acquisition) to December 31, 2001.

On December 1, 2001, the Company entered into a Stock Purchase Agreement with Yastock Investment Consulting Company, Limited ("Yastock") and the shareholders of Yastock. Yastock is an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. As a result of the acquisition, the Company issued 92,000 shares of its common stock with a fair market value of $48,760 in exchange for 80% of the capital stock of Yastock. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $4,889. The excess has been applied to goodwill. The results of operations of Zhaoli are included in the accompanying financial statements from December 1, 2001 (effective date of acquisition) to December 31, 2001.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001
                                   (UNAUDITED)




NOTE 2 - ACQUISITIONS (Continued)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Zhaoli and Yastock had occurred as of the following periods:


                                                     Three Months Ended
                                                      December 31, 2001
--------------------------------------------        ----------------------

Net Revenues                                         $ 8,208,000
Net Income from continuing operations                $   249,000
Net Income per share from continuing operations      $          .01

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.


NOTE 3 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In fiscal 2001, the Company operated in three reportable business segments - (1) sale of computer equipment and accessories, (2) Web hosting and distribution services, and (3) consulting services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The Company did not have any reportable segments for the year ended December 31, 2000.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001
                                   (UNAUDITED)



NOTE 3 - SEGMENT INFORMATION (Continued)

Information with respect to these reportable business segments for the three months ended December 31, 2001 is as follows:


                                            Web Hosting and
                                             Distribution      Consulting      Consolidated
                         Computer Sales        Services         Services          Totals
-------------------    ------------------- ----------------- --------------- ----------------
Net Revenues               $ 5,570,324        $ 649,740         $ 379,938      $ 6,600,002
Gross Profit               $   174,890        $  30,076         $ 379,938      $   584,904
Segment profit (loss)
   from operations         $    44,831        $  (3,745)        $ 188,381      $   229,467


For the three months ended December 31, 2001, the Company derived approximately 89% of its revenue from its subsidiaries located in the People's Republic of China. Sales and identifiable assets by geographic areas for the three months ended December 31, 2001 and as of December 31, 2001, respectively, were as follows:

                                     Sales       Identifiable Assets
      United States        $         742,490     $       1,251,124
      China                        5,857,512             2,372,555
                           -----------------     -----------------

      Total                $       6,600,002     $       3,623,679
                           =================     =================



NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related party

The Company advanced funds to an officer of the Company. The advances are non-interest bearing and are payable on demand. At December 31, 2001, advances to this officer amounted to $19,278.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001
                                   (UNAUDITED)

NOTE 5- STOCKHOLDERS' EQUITY

Preferred stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common stock

On October 1, 2001, the Company entered into a one year consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company was supposed to issue 263,000 shares of common stock for services rendered. As of December 31, 2001, the Company had not issued these shares. Accordingly, on October 1, 2001, the Company recorded deferred consulting expense and an accrued expense based on the fair market value of the common stock issuable of $24,985. Deferred consulting expense is being amortized over the one year contract term.

On October 12, 2001, the Company changed it capital structure to increase the authorized number of shares which the corporation shall have authority to issue to (i) 200,000,000 shares of common stock, par value $.001 per share and (ii) 20,000,000 shares of Preferred stock, par value $.001.

In October 2001, the Company issued 250,000 shares of common stock to a consultant for investor relations. Such shares were valued at their market value on the date of issuance of $.095 per share. The Company recorded consulting expense of $23,750 related to the consulting services.

On November 15, 2001 and December 1, 2001, the Company issued 400,000 and 92,000 shares of common stock in connection with the acquisitions of Zhaoli and Yastock, respectively (see note 2).

Stock options

In October 2001, 950,000 options were granted to James Wang with an exercise price of $.29 per share, 1,000,000 options were granted to Kenneth Shenkman with an exercise price of $.21 per share, 240,000 options were granted to Adam Wasserman with an exercise price of $.35 per share and 440,000 options were granted to an employee of the Company with an exercise price of $.16 per share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the exercise price was greater than the current market value at the date of grant, no compensation expense has been recognized.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001
                                   (UNAUDITED)



NOTE 5- STOCKHOLDERS' EQUITY (Continued)

Stock options (Continued)

On October 1, 2001, the Company issued 500,000 stock options to a consultant for investor relations services. 250,000 of the options were granted with an exercise price of $.25 per share and 250,000 options were granted at $.50 per share. The options expire on October 1, 2003. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; dividend yield of -0-percent; expected volatility of 131 percent; risk-free interest rate of
5.00 percent and an expected holding periods of 2 years. In connection with these options, the company recorded consulting expense amounting to $19,750.

A summary of outstanding options and warrants at December 31, 2001 are as follows:


                                 Shares          Range of        Remaining         Average
                               Underlying        Exercise       Contractual        Exercise
                                Warrants           Price            Life             Price
                            -----------------  --------------   ----------------  ------------
Outstanding at September          695,000     $   0.00-1.50       1 to 5 yrs        $ 1.00
30, 2001

Granted                         2,890,000         0.16-0.50       3 to 5 yrs          0.27
Expired                                (0)             0.00                             -
Exercised                              (0)             0.00                             -
                             -------------     --------------                      ---------
Outstanding at December
31, 2001                         3,585,000     $  0.00-1.50                         $ 0.43
                            ===============    ==============                      =========


ITEM 2.MANAGEMENT'S DISCUSSION OR PLAN OF OPERATIONS

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Genesis Technology Group, Inc. for the nine months ended September 30, 2001 and notes thereto contained in the Report on Form 10-KSB of Genesis Technology Group, Inc. as filed with the Securities and Exchange Commission.

         This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

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

         As of the date of this filing, we have either acquired or started-up seven such Partner Companies.

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

         On August 14, 2001, Genesis acquired 100 % of PropaMedia, Inc., a provider of media rich Web hosting and distribution services, located in Los Angeles, CA. Propamedia offers end-to-end streaming and hosting services, including content capture, encoding and production, storage, live and on-demand video and audio streaming, and managed services. PropaMedia's services can be used for video and audio distribution services to transmit entertainment, sports, news, advertising, business communications, and distance learning content. PropaMedia's technologies support all major Internet audio and video formats. PropaMedia has developed proprietary streaming technologies that increase the number of end-users able to view video content at once, improve end-users' video viewing experience, and provide clients with real-time monitoring and reporting.

         On August 22, 2001, Genesis acquired a majority interest (80%) of Shanghai G-Choice Science Development Company, Limited (G-Choice). G-Choice's business services include computer product sales, network services, software development, and systems integration. G-Choice has extensive experience in computer system engineering, and software research and development, including its popular Point of Sale software, currently sold via a network of over 4,000 distributors throughout China. G-Choice was founded in 1999 and is located in Shanghai, China, has approximately 86 employees and has recently expanded its sales network to include other areas of China.

         In October 2001, Genesis formed two subsidiaries, each which the company owns a majority interest in. The first was Espectus Systems, Inc. Espectus is an interactive, direct marketing company, specializing in permission-based e-mail marketing, media buying, customer relationship management and online surveys. The company specializes in low cost, high return opt-in marketing campaigns for a variety of large and small companies worldwide. Genesis owns 80% of Espectus. As of December 31, 2001, operating activities from our Espectus subsidiary were immaterial.

         The second subsidiary formed in October was Biosystems Technologies, Inc. Biosystems' mission is the commercialization, marketing and distribution of biomedical products and technologies used to diagnose and treat HIV/AIDS, cancer and other immune-related diseases. Biosystems seeks to harness the latest scientific discoveries to commercialize and market the potential of proprietary technologies that will form the basis of a range of new and potentially effective treatments for a variety of diseases. Genesis owns 85% of Biosystems, with the remaining 15% owned by Dr. Ronald Watson, a noted immunology professor and researcher.

         Unlike traditional biotechnology companies which can spend millions of dollars on research and development of new products, Biosystems seeks unique products that are fully developed or in the final stages of development. Biosystems will then attempt to commercialize and market these products via licensing agreements, with particular emphasis on introducing these products to China and the Pacific Rim. There can be no assurances that products will be acquired or developed or that Biosystems will have sufficient financial resources to bring these products to market. As of December 31, 2001, Biosystems had no operating activity.

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

         On December 1, 2001, Genesis acquired 80% of Yastock Investment Consulting Company, Limited, an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources.In addition to its ongoing business, Yastock's management will oversee all of Genesis' operations in China and will be an important source of financial and operational support for Genesis'
Chinese subsidiaries.

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

Three months ended December 31, 2001 compared to three months ended December 31, 2000

         Our failure to successfully complete a planned financing of $3 to 5 million in June 2001 resulted in the merger between the Company and New Leaf Distributing not being completed. Management believed that without the consummation of the merger and/or the financing, we could not continue to operate. Our limited revenues did not adequately cover expenses. As such, active operations were ceased in the end of June 2001. Until our recent acquisitions of several companies subsequent to June 2001, our Company had no business operations other than those pertaining to the maintenance of our corporate existence and filing of reports required under the United States Securities and Exchange Commission.

REVENUES AND COSTS BY SEGMENT:

         For the three months ended December 31, 2001, we had consolidated revenues of $6,600,002 as compared to $0 for the same period in fiscal 2001. This increase resulted from the acquisition of our subsidiaries and is outlined below.

Genesis Systems, Inc.

         Revenue for the three months ended December 31, 2001 from Genesis Systems, Inc. was $92,750. This revenue was generated from consulting service in which we received stock or cash for services. During the three months ended December 31, 2001, we received common stock with a fair value of $16,250 for services rendered and recognized revenue amounting to $76,500 from common shares received in the prior quarter and deferred.

         Other selling, general and administrative expenses of our Genesis Systems subsidiary consisted of salaries of $32,000, rent of $7,169, marketing and other expenses amounting to $35,660. Additionally, we recorded a realized loss from the sale of marketable securities received for consulting services of $36,831 for the three months ended December 31, 2001.

G-Choice

         Revenue from our G-Choice, our 80% owned Chinese subsidiary during the three months ended December 31, 2001 was $3,686,989 as compared to $0 during the three months ended December 31, 2000. Revenues from our G-Choice subsidiary are generated from the sale of computer parts and equipment.

         Cost of sales for G-Choice for the three months ended December 31, 2001 amounted to $3,548,984 or 96% of revenues as compared to $0 for the three months ended December 31, 2000 and consisted of the cost of computer parts and equipment sold.

         Other selling, general and administrative expenses consisted of salaries, rent and other office expenses amounting to $77,960.

Propamedia

         Revenue for the three months ended December 31, 2001 from Propamedia was $647,240 as compared to $0 for the three months ended December 31, 2000. This revenue was generated from streaming and hosting services.

         Cost of sales for Propamedia for the three months ended December 31, 2001 amounted to $619,664 or 96% of revenues as compared to $0 for the three months ended December 31, 2000 and consisted of the cost charged by third party vendors for services rendered.

         Other selling, general and administrative expenses consisted accounting fees, rent and other office expenses amounting to $27,783.

Espectus

         Revenue for the three months ended December 31, 2001 from Espectus was $2,500 as compared to $0 for the three months ended December 31, 2000. This revenue was generated from online marketing services.

         Selling, general and administrative expenses were $6,536 which consisted of salaries of $4,800 and other general and administrative expenses of $1,736.

Yastock

         Revenue for the one months ended December 31, 2001 from Yastock was $287,188 as compared to $0 for the three months ended December 31, 2000. This revenue was generated from consulting services and software licensing fees.

Other selling, general and administrative expenses consisted salaries, commissions, accounting fees and office amounting to $2,587.

Zhaoli

         Revenue for the six weeks ended December 31, 2001 from Zhaoli was $1,883,335 as compared to $0 for the three months ended December 31, 2000. This revenue was generated from sales of printers, copiers, network equipment and software licensing fees.

         Cost of sales for Zhaoli for the six weeks ended December 31, 2001 amounted to $1,846,450 or 9.8% of revenues as compared to $0 for the three months ended December 31, 2000.

         Other selling, general and administrative expenses consisted of salaries, rent and other expenses amounting to $36,155.

Other

Additionally we incurred other selling, general and administrative expenses related to the corporate activities of the parent company, Genesis Technology Group amounting to $18,318, which consisted of consulting fees of $11,184, rent of $1,924, salaries of $3,320 and other expenses amounting to $1,890 as compared to $49,739 for the three months ended December 31, 2000.

See "Condensed Consolidated Financial Statements - Note 2, Segment Information" for additional information.

We reported income from operations (net of minority interest in income of subsidiaries) for the three months ended December 31, 2001 of $227,283 compared to a loss from operations for the three months ended December 31, 2000 of $49,
739. Additionally, we reported a loss from discontinued operations for the three months ended December 31, 2000 of $4,685,109.

This translates to an overall per-share income of $.01 for the three months ended December 31, 2001 compared to a per share loss of $(.59) for the three months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had a cash and equivalents balance of $1,190,365, which represents a $664,913 increase from the $545,452 balance at September 30, 2001. This $664,913 increase results entirely from cash flow from operations, which includes net income of $227,283 and changes in operating assets and liabilities of $133,608 consisting primarily of cash collected from receivables and the sale of inventories offset by decreases in liabilities. Additionally, we have financed our cash requirements through cash acquired from acquisitions through December 31,2001 of $489,990. The Company's working capital position at December 31, 2001 was $1,386,286.

         Management has invested substantial time evaluating and considering numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. The Company continues to consider acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. No assurance can be given that any such project, acquisition or combination will be concluded.

         The Company intends to continue its trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. As part of the Company's investment activities the Company may sell a variety of equity or debt securities obtained as revenue for consulting services. Such investments often involve a high degree of risk and must be considered extremely speculative.

         At December 31, 2001, our Company had stockholders' equity of $1,537,097. Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

         Net cash provided by operations was $520,352 for the three months ended December 31, 2001 as compared to net cash used in operations of $12,500 for the three months ended December 31, 2000 .The difference is due to the implementation of our new business model and the acquisition of our subsidiaries between August and December 2001.

         Net cash provided by investing activities for the three months ended December 31, 2001 was $124,561 as compared to $ -0- for the three months ended December 31, 2000. The difference was attributable to cash acquired from acquisitions of $106,790 during the three months ended December 31, 2001 and proceeds received from the sale of marketable securities of $ 21,040 offset by cash used for capital expenditures of $(3,269).

         We currently have no material commitments for capital expenditures. Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

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

Part II - OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

Preferred stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common stock

On October 1, 2001, the Company entered into a one year consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company shall issue 263,000 shares of common stock for services rendered. As of December 31, 2001, the Company had not issued these shares. Accordingly, on October 1, 2001, the Company recorded deferred consulting expense and an accrued expense based on the fair market value of the common stock issuable of $24,985. Deferred consulting expense is being amortized over the one contract term.

         On October 12, 2001, the Company changed it capital structure to increase the authorized number of shares which the corporation shall have authority to issue to (i) 200,000,000 shares of common stock, par value $.001 per share and (ii) 20,000,000 shares of Preferred stock, par value $.001.

         In October 2001, the Company issued 250,000 shares of common stock to a consultant for investor relations. Such shares were valued at their market value on the date of issuance of .095 per share. The Company recorded consulting expense of $23,750 related to the consulting services. These shares were issued pursuant to the exemption provided for by Section 4(2)of the Securities Act of 1933.

         On November 15, 2001 and December 1, 2001, the Company issued 400,000 and 92,000 shares of common stock in connection with the acquisition of Zhaoli and Yastock, respectively (see note 2).These shares were issued pursuant to the exemption provided for by Section 4(2)of the Securities Act of 1933.

Stock options

         In October, 2001, 950,000 options were granted to James Wang with an exercise price of $.29 per share, 1,000,000 options were granted to Kenneth Shenkman with an exercise price of $.21, 240,000 options were granted to Adam Wasserman with an exercise price of $.35 and 440,000 were granted to an employee of the Company with an exercise price of $.16. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the exercise price was greater than the current market value at the date of grant, no compensation expense has been recognized.

         On October 1, 2001, the Company issued 500,000 stock options to a consultant for investor relations services. 250,000 of the options were granted with an exercise price of $.25 per shares and 250,000 options were granted at $.50. The options expire on October 1, 2003. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility ranging of 131 percent; risk-free interest rate of 5.00 percent and an expected holding periods of 2 years. In connection with these options, the company recorded consulting expense amounting to $19,750.

Item 3. Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                   None

Item 6.           Exhibits and Reports on Form 8-K


        (1)      Exhibits    None



        (2)      Reports on Form 8-K


        On November 6, 2001 the Company filed an 8-K/A to amend an 8-K filed on August 16,2001 with regard to the acquisition of Genesis Systems, Inc. The amended filing included financial reports of Genesis Systems.

                                   SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Palm Beach, Florida on February 8, 2002.

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

SIGNATURE                      TITLE                               DATE
---------------               ----------                          --------

/s/ James Wang              Chairman of the Board, Chief       February 12, 2002
-------------------         Executive Officer and President
James Wang                  (Principal Executive Officer)


/s/ Kenneth Shenkman         Vice President and Director       February 12, 2002
---------------------
Kenneth Shenkman

/s/ Adam Wasserman           CFO and Principle Financial       February 12, 2002
----------------------       and Accounting Officer
Adam Wasserman