Form 10-Q
period 2002-03-31
NEWAGECITIES COM INC
filed 2002-05-14
CIK 1091164

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the fiscal quarter ended: March 31, 2002
                       Commission file number: 333-86347



                         GENESIS TECHNOLOGY GROUP, INC.
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

                                    Yes X No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2002: 24,797,353 shares of common stock, $.001 par value per share.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED March 31, 2002
                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheets
               March 31, 2002 (Unaudited)......................................3
   Consolidated Statements of Operations (Unaudited)
               For the Three and Six Months Ended March 31, 2002 and 2001......4
   Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended March 31, 2002 and 2001................5

   Notes to Consolidated Financial Statements...............................6-12

   Item 2 - Management's Discussion and Analysis and Plan of Operation.....13-19


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.................................................20

   Item 2 - Changes in Securities and Use of Proceeds.........................20

   Item 3 - Default upon Senior Securities....................................21

   Item 4 - Submission of Matters to a Vote of Security Holders...............21

   Item 6 - Exhibits and Reports on Form 8-K..................................22

   Signatures.................................................................23

                            GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                              (Unaudited)


                                                                       March 31,
                                                                          2002

                                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                         $ 936,779
    Marketable equity securities                                        297,533
    Accounts receivable - net of allowance                              854,181
        for doubtful accounts of $100,000
    Inventories                                                         914,297
    Prepaid expenses and other                                          237,474

        Total Current Assets                                          3,240,264

PROPERTY AND EQUIPMENT - Net                                            144,008

GOODWILL                                                                369,919
SECURITY DEPOSITS                                                           890

        Total Assets                                                $ 3,755,081


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $ 1,816,355

        Total Current Liabilities                                     1,816,355

MINORITY INTEREST                                                       167,897

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized;
        no shares issued and outstanding at March 31, 2002)                  -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        24,797,353 shares issued and outstanding)                        24,798
    Additional paid-in capital                                       11,881,412
    Accumulated deficit                                             (10,011,080)
    Less: Deferred Compensation                                        (171,209)
    Accumulated other comprehensive income                               46,908

        Total Stockholders' Equity                                    1,770,829

        Total Liabilities and Stockholders' Equity                  $ 3,755,081


                 See notes to consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         For the Three Months Ended           For the Six Months Ended
                                                                  March 31,                            March 31,
                                                      ---------------------------------   ---------------------------------
                                                           2002              2001              2002                2001
                                                      ---------------   ---------------   ---------------- ----------------
                                                       (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)

NET REVENUES                                             $ 8,128,300           $ -       $  14,728,302           $     -

COST OF SALES                                              7,794,908             -          13,810,006                 -

GROSS PROFIT                                                 333,392             -             918,296                 -

OPERATING EXPENSES:
     Selling, general and administrative                     323,496         30,000            567,664             79,739

        Total Operating Expenses                             323,496         30,000            567,664             79,739

INCOME (LOSS) FROM OPERATIONS                                  9,896        (30,000)           350,632            (79,739)

OTHER INCOME (EXPENSE):
     Loss from sale of marketable securities                  (2,483)            -            (43,734)                 -
      Interest Income                                            174             -               1,121                 -

        Total Other Income (Expense)                          (2,309)            -             (42,613)                -

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS
     AND MINORITY INTEREST                                     7,587         (30,000)          308,019            (79,739)

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations                 9,000         (47,740)             9,000        (4,733,110)

INCOME (LOSS) BEFORE MINORITY INTEREST                       16,587         (77,740)           317,019        (4,812,849)

MINORITY INTEREST IN INCOME OF SUBSIDIARY                    34,025              -             (39,124)               -

NET INCOME (LOSS)                                          $ 50,612       $ (77,740)         $ 277,895      $ (4,812,849)



BASIC INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                $ (0.00)         $ (0.00)          $  0.01            $ (0.01)
   Loss from discontinued operations                          0.00            (0.01)             0.00              (0.59)

   Net income (loss) per common share                      $ (0.00)         $ (0.01)          $  0.01            $ (0.60)

DILUTED INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                 $ 0.00          $ (0.00)         $   0.01            $ (0.01)
   Loss from discontinued operations                          0.00            (0.01)             0.00              (0.59)

   Net income (loss) per common share                       $ 0.00          $ (0.01)         $   0.01            $ (0.60)

      Weighted Common Shares Outstanding - Basic         24,359,486       8,034,658        24,182,397           8,034,321
      Weighted Common Shares Outstanding - Diluted       24,655,674       8,034,658        24,478,585           8,034,321


                 See notes to consolidated financial statements

            GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Six Months Ended
                                                                                        March 31,
                                                                           ----------------------------------
                                                                                2002               2001
                                                                           ----------------   ---------------
                                                                             (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations                                     $ 268,895         $ (79,739)
    Adjustments to reconcile income (loss) from continuing
      operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                  8,093                 -
      Loss on sale of marketable securities                                         43,734                 -
      Issuance of stock options                                                     60,193                 -
      Common stock issued for services                                              23,750                 -
      Minority interest                                                            (76,468)                -
    Changes in assets and liabilities:
      Accounts receivable                                                          (28,845)                -
      Inventories                                                                   99,844                 -
      Prepaid and other current assets                                              52,577                 -
      Due from related party                                                        18,023                 -
      Accrued payable and accrued expenses                                         (35,803)                -
      Deferred revenues                                                            (76,500)                -
                                                                           ----------------   ---------------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES                     357,493           (79,739)
                                                                           ----------------   ---------------

    Income (loss) from discontinued operations                                       9,000        (4,733,110)
    Adjustments to reconcile income (loss) from discontinued
      operations to net cash used in discontinued operating activities:
         Net decrease in net assets from discontinued operations                         -         4,800,349
                                                                           ----------------   ---------------

NET CASH PROVIDED BY  DISCONTINUED OPERATING ACTIVITIES                              9,000            67,239
                                                                           ----------------   ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                366,493           (12,500)
                                                                           ----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisition                                                   106,790                 -
    Proceeds from sale of marketable securities                                     21,040                 -
    Increase in marketable securities                                             (171,203)                -
    Capital expenditures                                                           (56,293)                -
                                                                           ----------------   ---------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                        (99,666)                -
                                                                           ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                        124,500            12,500
                                                                           ----------------   ---------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                    124,500            12,500
                                                                           ----------------   ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          391,327                 -

CASH AND CASH EQUIVALENTS - beginning of period                                    545,452                 -
                                                                           ----------------   ---------------

CASH AND CASH EQUIVALENTS - end of period                                        $ 936,779               $ -
                                                                           ================   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
      Noncash investing and financing activities:
         Common stock issued for equipment                                             $ -          $ 12,825
                                                                           ================   ===============


      Acquisition details:
         Fair value of assets acquired                                          $ 813,452               $ -
         Liabilities assumed                                                    $ (544,692)             $ -
         Common stock issued for acquisitions                                   $ (268,760)             $ -
                                                                           ----------------   ---------------
         Goodwill                                                                $ 10,540               $ -


                 See notes to consolidated financial statements.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

The Company

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the nine months ended September 30, 2001 and notes thereto contained in the Transition Report on Form 10-KSB of Genesis Technology Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year ending September 30, 2002.

Minority interest

In August 2001, the Company acquired an 80% common stock ownership in G-Choice. At March 31, 2002, the Company reported minority interest in the balance sheet of $167,897. For financial statement reporting purposes, the assets, liabilities and earnings of G-Choice are consolidated in the Company's financial statements, and the remaining ownership of G-Choice has been recorded as "Minority Interest" in the consolidated balance sheet.

In November and December 2001, the Company acquired an 80% common stock ownership in Yastock and Zhaoli. Subsequently, the Company purchased the remaining 20% interest in Yastock for $18,000. For financial statement reporting purposes, the assets, liabilities and earnings of Yastock and Zhaoli are consolidated in the Company's financial statements.

Net income (loss) per share

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. In fiscal 2001, diluted loss per common share is not presented because it is anti-dilutive.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002
                                   (UNAUDITED)


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

The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2002 was not material.

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at March 31, 2002. All marketable securities are classified as available for sale at March 31, 2002. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity (deficit).

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 2 - ACQUISITIONS

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Zhaoli Technology Development Company, Limited ("Zhaoli") and Zhaoli's shareholder. Zhaoli is a Chinese company with principal offices in Shanghai, China. Zhaoli is an information technology company that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. Zhaoli also develops proprietary software systems, such as its e-learning software for K-12 education in China. As a result of the acquisition, the Company issued 400,000 shares of its common stock with a fair market value of $220,000 in exchange for 80% of the capital stock of Zhaoli. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $5,651. The excess has been applied to goodwill. The results of operations of Zhaoli are included in the accompanying financial statements from November 15, 2001 (effective date of acquisition) to March 31, 2002.


On December 1, 2001, the Company entered into a Stock Purchase Agreement with Yastock Investment Consulting Company, Limited ("Yastock") and the shareholders of Yastock. Yastock is an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. As a result of the acquisition, the Company issued 92,000 shares of its common stock with a fair market value of $48,760 in exchange for 80% of the capital stock of Yastock. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $4,889. The excess has been applied to goodwill. Subsequently, the Company acquired the remaining 20% of Yastock for $18,000. The results of operations of Yastock are included in the accompanying financial statements from December 1, 2001 (effective date of acquisition) to March 31, 2002.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 2 - ACQUISITIONS (Continued)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Zhaoli and Yastock had occurred as of the following periods:


------------------------------------------------------ --------------------
                                                          Six Months Ended
                                                           March 31, 2002
------------------------------------------------------ --------------------

Net Revenues                                            $  16,336,000
Net Income from continuing operations                   $     299,000
Net Income per Share from continuing operations         $         .01

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.


NOTE 3 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In fiscal 2001, the Company operated in three reportable business segments - (1) sale of computer equipment and accessories , (2) Web hosting and distribution services, and (3) consulting services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing . The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The Company did not have any reportable segments for the six months ended March 31, 2001.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 3 - SEGMENT INFORMATION (Continued)

Information with respect to these reportable business segments for the six months ended March 31, 2002 is as follows:

--------------------------- ------------------- -------------------- --------------------- ---------------------
                               Computer and       Web Hosting and
                             Equipment Sales       Distribution      Consulting Services   Consolidated Totals
                                                     Services
--------------------------- ------------------- -------------------- --------------------- ---------------------
      3/31/02
Net Revenues               $  12,895,887          $ 1,323,558         $ 508,857             $ 14,728,302
Gross Profit               $     353,466          $    55,973         $ 508,857             $    918,296
Segment profit (Loss)
   from operations         $     112,097          $   (9,852)         $ 166,650             $    268,895


For the six months ended March 31, 2002, the Company derived approximately 87% of its revenue from its subsidiaries located in the People's Republic of China. Sales and identifiable assets by geographic areas for the six months ended March 31, 2002 and as of March 31, 2002, respectively, were as follows:

                                     Sales     Identifiable Assets
      United States        $       1,516,308   $       1,542,330
      China                       13,211,994           2,212,751
                           -----------------   -----------------

      Total                $      14,728,302   $       3,755,081
                           =================   =================


NOTE 4 - RELATED PARTY TRANSACTIONS

Due from/to related party

Occasionally, the Company advances/borrows funds to/from an officer of the Company. The advances are non-interest bearing and are payable on demand.

NOTE 5- STOCKHOLDERS' EQUITY

Preferred stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 5- STOCKHOLDERS' EQUITY (Continued)

Common stock

In March 2002, the Company issued 300,000 shares of common stock to an officer in connection with exercise of 300,000 stock options for net proceeds of $87,000.

In March 2002, the Company issued 141,000 shares of common stock to a consultant in connection with exercise of 141,000 stock options for net proceeds of $37,500.

Stock options

On January 25, 2002, the Company entered into a one year consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement which commences on February 1, 2002, the Company shall grant 50,000 options per month to purchase shares of common stock for services rendered for an aggregate of 600,000 options. The options have an exercise price of $.35 per share and expire five years from grant date. As of March 31, 2002, the Company has granted 100,000 options under this agreement. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility ranging of 108 percent; risk-free interest rate of 5.00 percent and an expected holding periods of 5 years. In connection with these options, the company recorded consulting expense amounting to $32,550.

In March 2002, 92,000 options were granted to an employee with an exercise price of $.35 per share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the exercise price was greater than the current market value at the date of grant, no compensation expense has been recognized.

In March 2002, the Company entered into 12 month consulting agreements and granted an aggregate of 2,000,000 stock options (1,000,000 each) to two consultants for business development and marketing services. These options were granted with an exercise price of $.33 per shares and expire on September 30, 2002. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility ranging of 108 percent; risk-free interest rate of 5.00 percent and an expected holding periods of one-half a year. In connection with these options, the company recorded deferred compensation expense of $176,000, which is being amortized into consulting expense over the term of the option.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 5- STOCKHOLDERS' EQUITY (Continued)

Stock options (Continued)

A summary of outstanding options and warrants at March 31, 2002 are as follows:

                                 Shares             Range of           Remaining           Average
                               Underlying           Exercise          Contractual          Exercise
                                Warrants              Price              Life               Price
                              -----------------     --------------    ----------------     -------------
Outstanding at September              695,000     $   0.00-1.50          1 to 5 yrs              1.00
30, 2001

Granted                              5,082,000        0.16-0.50          .5 to 5 yrs             0.27
Expired                                    (0)             0.00                                     -
Exercised                            (441,000)        0.26-0.29                                  0.28
                            -----------------     --------------                         -------------
Outstanding at March
 31, 2002                           5,336,000      $  0.00-1.50
0.40
                            =================     ==============                         =============

NOTE 6 - CONSULTING AGREEMENT

On March 26, 2002, the Company entered into a consulting agreement with the NETdigest.com, Inc., a publicly-traded company ("Netdigest"), to provide to Netdigest with financial assistance in obtaining a suitable merger candidate for Netdigest to acquire and to facilitate reorganization thereafter.

As consideration, Netdigest will pay the Company a consulting fee in the form of ten million (10,000,000) restricted shares of Netdigest's publicly traded common stock.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

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

OVERVIEW

         Genesis Technology Group Inc. ("Genesis" or the "Company") was formed as the result of a change in business model and management of newagecities.com, Inc., which ceased active operations at the end of June 2001. The mission of Genesis Technology Group, Inc. is to create a family of technology and service related entities, via acquisitions, partnerships and joint ventures, in which the entities build on the existing success and profitability of each other, with specific focus on the emerging markets in the Pacific Rim.

      China's entrance into the World Trade Organization has provided Genesis with the opportunity to market their services to the growing niche of small to mid-size U.S. companies that wish to enter into the Chinese market, but do not have the knowledge and resources to do so cost-effectively. Genesis is marketing itself to these companies as a resource to assist in arranging marketing, distribution, forming joint ventures, or establishing a manufacturing base in China. In addition, the Company aims to play a key role in assisting small to mid-size Chinese private companies that desire growth, to expand their business with the financial and operational support of the Genesis.

         The Company develops, invests in, and operates technology and service related companies in the US and China. The Corporate strategy includes the internal development and operation of subsidiaries within the Company family, as well as investment in other technology companies directly, and through a variety of venture capital arrangements.We do not expect to operate as an investment company in accordance with the investment company act of 1940, and we will limit our activities in order not to become subject to that act.

         By building on the success of already successful businesses, Genesis intends to become an important player in the expanding Cross-Pacific marketplace -increasing its revenues, profitability and market value by accelerating the success of its subsidiaries and partner companies.

         Genesis' strategy includes the internal development and operation of majority-owned subsidiaries within the corporate family, as well as investment in other technology companies either directly by the Company, or through other venture capital arrangements. The strategy also envisions and promotes opportunities for synergistic business relationships among the Company's subsidiaries.

ACQUISITIONS

         As of the date of this filing, we have either acquired or started-up seven companies.

         On August 1, 2001 we acquired Genesis Systems, Inc. of St. Paul, Minnesota. Genesis Systems provides a wide range of business and financial services for public and private companies with an emphasis on early-stage technology companies. These services include assistance in mergers and acquisitions, capital raising and financing, strategic planning, public relations and operations. Genesis Systems has established a network of strategic partners to assist in performing these services.

         On August 14, 2001, we acquired 100 % of PropaMedia, Inc., a provider of media rich Web hosting and distribution services, located in Los Angeles, CA. Propamedia offers end-to-end streaming and hosting services, including content capture, encoding and production, storage, live and on-demand video and audio streaming, and managed services. PropaMedia's services can be used for video and audio distribution services to transmit entertainment, sports, news, advertising, business communications, and distance learning content. PropaMedia's technologies support all major Internet audio and video formats. PropaMedia has developed proprietary streaming technologies that increase the number of end-users able to view video content at once, improve end-users' video viewing experience, and provide clients with real-time monitoring and reporting.

         On August 22, 2001, we acquired a majority interest (80%) of Shanghai G-Choice Science Development Company, Limited (G-Choice). G-Choice's business services include computer product sales, network services, software development, and systems integration. G-Choice has extensive experience in computer system engineering, and software research and development, including its popular Point of Sale software, currently sold via a network of over 4,000 distributors throughout China. G-Choice was founded in 1999 and is located in Shanghai, China; has approximately 86 employees and has recently expanded its sales network to include other areas of China.

         In October 2001, we formed two subsidiaries, each of which the company owns a majority interest in. The first was Espectus Systems, Inc. Espectus is an interactive, direct marketing company, specializing in permission-based e-mail marketing, media buying, customer relationship management and online surveys. The company specializes in low cost, high return opt-in marketing campaigns for a variety of large and small companies worldwide. Genesis owns 80% of Espectus. As of March 31, 2002, operating activities from our Espectus subsidiary were immaterial.

         The second subsidiary formed in October was Biosystems Technologies, Inc. Biosystems' mission is the commercialization, marketing and distribution of biomedical products and technologies used to diagnose and treat HIV/AIDS, cancer and other immune-related diseases. Biosystems seeks to harness the latest scientific discoveries to commercialize and market the potential of proprietary technologies that will form the basis of a range of new and potentially effective treatments for a variety of diseases. We own 85% of Biosystems, with the remaining 15% owned by Dr. Ronald Watson, a noted immunology professor and researcher.

         Unlike traditional biotechnology companies which can spend millions of dollars on research and development of new products, Biosystems seeks unique products that are fully developed or in the final stages of development. Biosystems will then attempt to commercialize and market these products via licensing agreements, with particular emphasis on introducing these products to China and the Pacific Rim. There can be no assurances that products will be acquired or developed or that Biosystems will have sufficient financial resources to bring these products to market. As of March 31, 2002, Biosystems had no material operating activity.

         On November 15, 2001, we acquired 80% of Shanghai Zhaoli Technology Development Company, Limited (Zhaoli"), an Information Technology enterprise that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. In addition to hardware sales and service, the company focuses much of its resources on the development of proprietary software systems, such as its e-learning software for K-12 education in China. Zhaoli has approximately 65 employees at seven branches and exclusive stores in Shanghai and a strong and growing presence throughout eastern areas of China.

         On December 1, 2001, we acquired 80% of Yastock Investment Consulting Company, Limited ("Yastock"), an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including public relations, corporate management, corporate strategic evaluations and human resources. In addition to its ongoing business, Yastock's management will oversee all of Genesis' operations in China and will be an important source of financial and operational support for our Chinese subsidiaries. On January 1, 2002, we acquired the remaining 20% of Yastock, making it a wholly owned subsidiary. Yastock has 25 part and full-time employees.

CONSULTING ACTIVITIES

         In addition to overseeing the operations of its subsidiaries, the company has been growing its cross pacific consulting business. Management believes that China's entrance into the WTO offers a unique opportunity for Genesis to secure itself a position as a leader in the growing market for cross-pacific products, technology, capital, and property exchange. To that end, the company is beginning to market itself to other U.S. firms interested in Chinese partnerships for manufacturing and distribution of a variety of products in China.

         To aid in achieving its goals, the company has signed on as the only U.S. representative of the Shanghai Technology Stock (Property Rights) Exchange
(STSE). STSE is a technology transfer exchange sponsored by the Shanghai Municipal Government with independent corporate qualifications. STSE is a vehicle for the transfer of technology and property rights. As a representative of the STSE, we can introduce American companies and individuals who would like to sell or license intellectual property to a Chinese partner or use technology to form a joint venture in China to the STSE for purposes of listing their technologies or intellectual properties. Companies wishing to enter the exchange pay a listing fee and a success fee based on any completed transaction. We will receive a portion of each of these fees for any company it brings to STSE.

   On March 26, 2002, we entered into a consulting agreement with the NETdigest.com, Inc., a publicly-traded company ("Netdigest"), to provide to Netdigest with financial assistance in obtaining a suitable merger candidate for Netdigest to acquire and to facilitate reorganization thereafter.

         As consideration, Netdigest will pay the Company a consulting fee in the form of ten million (10,000,000) restricted shares of Netdigest's publicly traded common stock.

Six months ended March 31, 2002 compared to six months ended March 31, 2001

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

REVENUES AND COSTS BY SEGMENT:

         For the six months ended March 31, 2002, we had consolidated revenues of $14,728,302 as compared to $0 for the same period in fiscal 2001. This increase resulted from the acquisition of our subsidiaries and is outlined below.

Genesis Systems, Inc.

         Revenue for the six months ended March 31, 2002 from Genesis Systems, Inc. was $192,750. This revenue was generated from consulting service in which we received stock or cash for services.

         Other selling, general and administrative expenses of our Genesis Systems subsidiary consisted of salaries of $56,000, rent of $12,478, marketing and other expenses amounting to $60,119. Additionally, we recorded a realized loss from the sale of marketable securities received for consulting services of $36,957 for the six months ended March 31, 2002.

G-Choice

         Revenue from our G-Choice, our 80% owned Chinese subsidiary during the six months ended March 31, 2002 was $8,001,128 as compared to $0 during the six months ended March 31, 2001. Revenues from our G-Choice subsidiary are generated from the sale of computer parts and equipment.

         Cost of sales for G-Choice for the six months ended March 31, 2002 amounted to $7,733,053 or 96.6% of revenues as compared to $0 for the six months ended March 31, 2001 and consisted of the cost of computer parts and equipment sold.

         For the six months ended march 31, 2002, other selling, general and administrative expenses consisted salaries, rent and other office expenses amounting to $126,432.

         For the six months ended march 31, 2002, we recorded minority interest expense of $31,583 related to our 20% minority interest.

Propamedia

         Revenue for the six months ended March 31, 2002 from Propamedia was $1,317,629 as compared to $0 for the six months ended March 31, 2001. This revenue was generated from streaming and hosting services.

         Cost of sales for Propamedia for the six months ended March 31, 2002 amounted to $1,267,585 or 96% of revenues as compared to $0 for the six months ended March 31, 2001 and consisted of the cost charged by third party vendors for services rendered.

         For the six months ended March 31, 2002, other selling, general and administrative expenses consisted accounting fees, rent and other office expenses amounting to $50,578.

Yastock

         Revenue for the six months ended March 31, 2002 from Yastock was $316,107 as compared to $0 for the six months ended March 31, 2001. This revenue was generated from consulting services and software licensing fees.

         Other selling, general and administrative expenses consisted salaries, commissions, accounting fees and office rent amounting to $16,016.

Zhaoli

         Revenue for the six months ended March 31, 2002 from Zhaoli was $4,894,759 as compared to $0 for the six months ended March 31, 2001. This revenue was generated from sales of printers, copiers, network equipment and software licensing fees.

         Cost of sales for Zhaoli for the six months ended March 31, 2002 amounted to $4,809,368 or 98% of revenues as compared to $0 for the six months ended March 31, 2001.

         For the six months ended March 31, 2002, other selling, general and administrative expenses consisted of salaries, rent and other expenses amounting to $82,845.

Other

In November 2001, the Company announced that its subsidiary; Biosystems Technologies, Inc. had entered into a distribution agreement for a Rapid HIV Test Kit with Pacific Biotech Company, Limited. Under the terms of the agreement, Biosystems Technologies was to have the exclusive distribution rights for the HIV Dipstick Kit in China. The Company has since rescinded this agreement, as it has learned that Pacific Biotech is a licensed distributor for the product, but not for China. Upon notification, Biosystems halted all testing of the product and ceased efforts to distribute the product in China. In addition, the Company immediately removed all references to this agreement from its Web site and the Biosystems Web site. The company is currently in negotiation with Pacific Biotech for distribution rights to related products that it has the rights to distribute in China.


         We incurred additional selling, general and administrative expenses related to our corporate existence. For the six months ended March 31, 2002, consulting expense amounted to $72,685 compared to $0 for the six months ended March 31, 2001. For the six months ended March 31, 2002, we had salary expense of $15,320; rent of $3,297, and other expenses consisting of professional fees and office expenses of $65,752 as compared to professional fees and other expenses of $79,739 for the six months ended March 31, 2001.

         For the six months ended March 31, 2002, we had income from discontinued operations related to the settlement of debt as compared to a loss from discontinued operations of $(4,733,110) for the six months ended March 31, 2001.

         See "Condensed Consolidated Financial Statements - Note 2, Segment Information" for additional information.

         We reported income from operations (net of minority interest in income of subsidiaries) for the six months ended March 31, 2002 of $268,895 compared to a loss from operations for the six months ended March 31, 2001 of $(79,739). Additionally, we reported income from discontinued operations for the six months ended March 31, 2002 of $9,000 as compared to a loss from discontinued operations of $4,733,110 for the six months ended March 31, 2001.

         This translates to an overall per-share income of $.01 for the six months ended March 31, 2002 compared to a per share loss of $(.60) for the six months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had cash and equivalents balance of $1,190,365, which represents a $391,327 increase from the $545,452 balance at September 30, 2001. As of March 31, 2002, our cash position by geographic area is as follows:

                                     Cash
                           -----------------
      United States        $         462,834
      China                          473,945
                           -----------------
      Total                $         936,779
                           =================

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

         At March 31, 2002, our Company had stockholders' equity of $1,770,829. Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

         Net cash provided by operations was $366,493 for the six months ended March 31, 2002 as compared to net cash used in operations of $12,500 for the six months ended March 31, 2001. The difference is due to the implementation of our new business model and the acquisition of our subsidiaries between August and December 2001.

         Net cash used in investing activities for the six months ended March 31, 2002 was $99,666 as compared to $ -0- for the six months ended March 31, 2001. The difference was attributable to cash acquired from acquisitions of $106,790 and proceeds received from the sale of marketable securities of $21,040 offset by cash used for capital expenditures of $(56,293) and increases in marketable securities of $171,203.

         Net cash provided by financial activities were $124,500 for the six months ended March 31, 2002 and compared to $12,500 for the six months ended March 31, 2001 and related to proceeds from the exercise of stock options.

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

(c) Exchange risk

         The Company generates revenue and incurs expenses and liabilities in Chinese renminbi and U.S. dollars. As a result, the Company is subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on PRC's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated slightly against the U.S. dollar. However, given recent economic instability and currency fluctuations, the Company can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency. The Company's results of operations and financial condition may be affected by changes in the value of renminbi and other currencies in which its earnings and obligations are denominated. The Company has not entered into agreements or purchased instruments to hedge its exchange rate risks, although the Company may do so in the future.

         Although Chinese governmental policies were introduced in 1996 to allow the convertibility of renminbi into foreign currency for current account items, conversion of renminbi into foreign exchange for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People's Bank of China. These approvals, however, do not guarantee the availability of foreign currency. The Company cannot be sure that the Company will be able to obtain all required conversion approvals for its operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of the renminbi in the future. Because a significant amount of its revenues are in the form of renminbi, its inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit its ability to utilize revenue generated in renminbi to fund its business activities outside PRC.

(d) Political risk

         Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by the United States corporation. If the PRC government changes the laws or regulations, the Company's ability to operate the PRC subsidiaries could be affected.

(e) Our future performance is dependent on its ability to retain key personnel

         Our performance is substantially dependent on the performance of our senior management. In particular, the Company's success depends on the continued effort of our Chief Executive Officer, James Wang, to maintain all contact with our Chinese subsidiaries. The Company's inability to retain James Wang could have a material adverse effect on our prospects, businesses, Chinese operations, financial conditions and share price.

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

Common stock

         In March 2002, the Company issued 300,000 shares of common stock to an officer in connection with exercise of 300,000 options for net proceeds of $87,000.

         In March 2002, the Company issued 141,000 shares of common stock to a consultant in connection with exercise of 141,000 options for net proceeds of $37,500.

Stock options

         On January 25, 2002, the Company entered into a one year consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement, which commences on February 1, 2002, the Company shall grant 50,000 options per month to purchase shares of common stock for services rendered for an aggregate of 600,000 options. The options have an exercise price of $.35 per share and expire five years from grant date. As of March 31, 2002, the Company has granted 100,000 options under this agreement. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility ranging of 108 percent; risk-free interest rate of 5.00 percent and an expected holding periods of 5 years. In connection with these options, the company recorded consulting expense amounting to $32,550.

         In March 2002, 92,000 options were granted to an employee with an exercise price of $.35 per share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the exercise price was greater than the current market value at the date of grant, no compensation expense has been recognized.

         In March 2002, the Company entered into 12 month consulting agreements and granted an aggregate of 2,000,000 stock options (1,000,000 each) to two consultants for business development and marketing services. These options were granted with an exercise price of $.33 per shares and expire on September 30, 2002. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility ranging of 108 percent; risk-free interest rate of 5.00 percent and an expected holding periods of one-half a year. In connection with these options, the company recorded deferred compensation expense of $176,000, which is being amortized into consulting expense over the term of the option.

We do not expect to operate as an investment company in accordance with the investment company act of 1940, and we will limit our activities in order not to become subject to that act.


Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6.           Exhibits and Reports on Form 8-K

     (1)          Exhibits

Exhibit
Number              Description
-----------         ----------------

     (2)      Reports on Form 8-K

         On January 14, 2002 the Company filed an 8-K with regard to the Stock Purchase Agreement with Zhaoli Science and Technology Development Company, Limited dated November 15, 2001 and the Stock Purchase Agreement with Yastock Investment Consulting Company, Limited dated December 1, 2001.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Palm Beach, Florida on May 10, 2002.

                                        GENESIS TECHNOLOGY GROUP, INC.

                                        By: /s/ James Wang
                                        ------------------
                                        James Wang
                                        Chairman and Chief Executive Officer