Form 10QSB
period 2002-06-30
GENESIS TECHNOLOGY GROUP INC
filed 2002-08-14
CIK 1091164

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the fiscal quarter ended:    June 30, 2002
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

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 7, 2002 25,492,353 shares of common stock, $.001 par value per share.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2002
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet
             June 30, 2002 (Unaudited).........................................3
         Consolidated Statements of Operations (Unaudited)
             For the Three and Nine Months Ended June 30, 2002 and 2001........4
         Consolidated Statements of Cash Flows (Unaudited)
             For the Nine Months Ended June 30, 2002 and 2001..................5

        Notes to Consolidated Financial Statements..........................6-12

    Item 2 - Management's Discussion and Analysis and Plan of Operation....13-20


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings................................................21

    Item 2 - Changes in Securities and Use of Proceeds.....................21-22

    Item 3 - Default upon Senior Securities...................................22

    Item 4 - Submission of Matters to a Vote of Security Holders..............22

    Item 5 - Other information................................................22

    Item 6 - Exhibits and Reports on Form 8-K.................................23

    Signatures................................................................24

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                        June 30,
                                                                          2002
                                                                       ---------

                                           ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                         $ 547,068
    Marketable equity securities                                        247,689
    Accounts receivable - net                                           651,942
    Inventories                                                         222,493
    Prepaid expenses and other                                          182,280

        Total Current Assets                                          1,851,472

PROPERTY AND EQUIPMENT - Net                                            116,577

MARKETABLE EQUITY SECURITIES - Restricted                             1,325,872
GOODWILL                                                                369,919
SECURITY DEPOSITS                                                           890

        Total Assets                                                $ 3,664,730


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                     $ 427,880
    Accounts payable and accrued expenses                               890,740
    Due to related party                                                 14,360

        Total Current Liabilities                                     1,332,980

MINORITY INTEREST                                                        33,079

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized;
        no shares issued and outstanding at March 31, 2002)                   -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        25,252,353 shares issued and outstanding)                        25,253
    Additional paid-in capital                                       12,019,792
    Accumulated deficit                                             (9,532,066)
    Less: Deferred compensation                                        (78,272)
    Less: Subscriptions receivable                                    (133,000)
    Accumulated other comprehensive income                              (3,036)

        Total Stockholders' Equity                                    2,298,671

        Total Liabilities and Stockholders' Equity                  $ 3,664,730


                 See notes to consolidated financial statements
                                       -3-

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        For the Three Months Ended        For the Nine Months Ended
                                                                  June 30,                            June 30,
                                                       --------------------------------   ---------------------------------
                                                           2002              2001              2002             2001
                                                      ---------------   ---------------   ---------------- ----------------

                                                       (Unaudited)         (Unaudited)        (Unaudited)      (Unaudited)

NET REVENUES                                         $ 4,902,821              $ -          $ 11,629,995              $ -

COST OF SALES                                          4,392,694                -            10,469,647                -

GROSS PROFIT                                             510,127                -             1,160,348                -

OPERATING EXPENSES:
     Selling, general and administrative                 369,480           30,000               810,712          109,739

        Total Operating Expenses                         369,480           30,000               810,712          109,739

INCOME (LOSS) FROM OPERATIONS                             140,647         (30,000)              349,636         (109,739)

OTHER INCOME (EXPENSE):
     Loss from sale of marketable securities                 (16)               -               (43,750)               -
     Interest Income                                         569                -                 1,690                -

        Total Other Income (Expense)                         553                -               (42,060)               -

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS
     AND MINORITY INTEREST                               141,200          (30,000)              307,576         (109,739)

DISCONTINUED OPERATIONS:
   Gain from sale of subsidiary                          421,654                 -              421,654                -
   Income (loss) from discontinued operations            (84,386)        (283,190)               35,220       (5,016,300)

     Total Income (Loss) from Discontinued Operations    337,268         (283,190)              456,874       (5,016,300)

INCOME (LOSS) BEFORE MINORITY INTEREST                       478,468     (313,190)              764,450       (5,126,039)

MINORITY INTEREST IN INCOME OF SUBSIDIARY                         -             -                (7,541)               -

NET INCOME (LOSS)                                         $ 478,468      (313,190)             $ 756,909     $ (5,126,039)



BASIC INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                   $ 0.01       $ (0.00)            $ 0.01           $ (0.02)
   Income (loss) from discontinued operations                  0.01          (0.04)             0.02              (0.62)

   Net income (loss) per common share                        $ 0.02        $ (0.04)           $ 0.03            $ (0.64)

DILUTED INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                   $ 0.01       $ (0.00)            $ 0.01           $ (0.02)
   Loss from discontinued operations                           (0.00)        (0.04)             0.02              (0.62)

   Net income (loss) per common share                        $ 0.01        $ (0.04)           $ 0.03            $ (0.64)

      Weighted Common Shares Outstanding - Basic         25,426,858      8,034,658         24,363,005          8,034,658
      Weighted Common Shares Outstanding - Diluted       25,576,858      8,034,658         24,513,005          8,034,658


                 See notes to consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the Nine Months Ended
                                                                                 June 30,
                                                                     ------------------------------
                                                                          2002           2001
                                                                     -------------   ------------
                                                                      (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations                              $ 300,035       $ (109,739)
    Adjustments to reconcile income (loss) from continuing
      operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                           9,803                -
      Loss on sale of marketable securities                                  43,750                -
      Issuance of stock options                                              84,502                -
      Common stock issued for services                                       23,750                -
      Minority interest                                                     (77,379)               -
      Amortization of deferred compensation                                 117,478                -
      Gain from sale of subsidiary                                         (475,304)               -
    Changes in assets and liabilities:
      Marketable equity securities                                         (692,371)
      Accounts receivable                                                    (7,586)               -
      Inventories                                                           146,700                -
      Prepaid and other current assets                                     (296,336)               -
      Due from related party                                                 18,023                -
      Accrued payable and accrued expenses                                 (215,151)               -
      Due to related party                                                   14,360                -
      Deferred revenues                                                     (76,500)               -
                                                                     ---------------   --------------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES           (1,082,226)        (109,739)
                                                                     ---------------   --------------

    Income (loss) from discontinued operations                              456,874       (5,016,300)
    Adjustments to reconcile income (loss) from discontinued
      operations to net cash used in discontinued operating activities:
        Net decrease in net assets from discontinued operations                   -        5,113,539
                                                                     ---------------   --------------

NET CASH PROVIDED BY  DISCONTINUED OPERATING ACTIVITIES                     456,874           97,239
                                                                     ---------------   --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (625,352)         (12,500)
                                                                     ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisition                                            106,790                -
    Decrease in cash from sale of subsidiary                               (226,697)               -
    Proceeds from sale of marketable securities                              21,040                -
    Capital expenditures                                                    (68,091)               -
                                                                     ---------------   --------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                (166,958)               -
                                                                     ---------------   --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                             669,426                -
    Proceeds from exercise of stock options                                 124,500           12,500
                                                                     ---------------   --------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                             793,926           12,500
                                                                     ---------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,616                -

CASH AND CASH EQUIVALENTS - beginning of period                             545,452                -
                                                                     ---------------   --------------

CASH AND CASH EQUIVALENTS - end of period                                 $ 547,068              $ -
                                                                     ===============   ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
      Noncash investing and financing activities:
        Common stock issued for equipment                                       $ -         $ 12,825
                                                                     ===============   ==============

        Common stock issued for debt                                       $ 24,985              $ -
                                                                     ===============   ==============

        Common stock retired in connection with sale of subsidiary #       $ 68,000              $ -
                                                                     ===============   ==============

      Acquisition details:
        Fair value of assets acquired                                    $ 813,452              $ -
        Liabilities assumed                                              $ (544,692)            $ -
        Common stock issued for acquisitions                             $ (268,760)            $ -
                                                                     ---------------   --------------
        Goodwill                                                          $ 10,540              $ -


                 See notes to consolidated financial statements.
                                       -5-

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

The Company

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the audited financial statements for the nine months ended September 30, 2001 and notes thereto contained in the Transition Report on Form 10-KSB of Genesis Technology Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results for the full fiscal year ending September 30, 2002.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002
                                   (UNAUDITED)


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

The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2002 was not material.

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at June 30, 2002. All marketable securities are classified as available for sale at June 30, 2002. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are show as long-term assets.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity (deficit).

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002
                                   (UNAUDITED)


NOTE 2 - ACQUISITIONS AND SALE OF SUBSIDIARY

Acquisitions

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Zhaoli Technology Development Company, Limited ("Zhaoli") and Zhaoli's shareholder. Zhaoli is a Chinese company with principal offices in Shanghai, China. Zhaoli is an information technology company that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. Zhaoli also develops proprietary software systems, such as its e-learning software for K-12 education in China. As a result of the acquisition, the Company issued 400,000 shares of its common stock with a fair market value of $220,000 in exchange for 80% of the capital stock of Zhaoli. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $5,651. The excess has been applied to goodwill. The results of operations of Zhaoli are included in the accompanying financial statements from November 15, 2001 (effective date of acquisition) to June 30, 2002.

On December 1, 2001, the Company entered into a Stock Purchase Agreement with Yastock Investment Consulting Company, Limited ("Yastock") and the shareholders of Yastock. Yastock is an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. As a result of the acquisition, the Company issued 92,000 shares of its common stock with a fair market value of $48,760 in exchange for 80% of the capital stock of Yastock. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $4,889. The excess has been applied to goodwill. Subsequently, the Company acquired the remaining 20% of Yastock for $18,000. The results of operations of Zhaoli are included in the accompanying financial statements from December 1, 2001 (effective date of acquisition) to June 30, 2002.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Zhaoli and Yastock had occurred as of the following periods:

   ----------------------------------------------------- --------------------
                                                           Nine Months Ended
                                                               June 30, 2002
  ------------------------------------------------------ --------------------

Net Revenues                                              $         15,408,000
Net Income from continuing operations                     $            557,000
Net Income per Share from continuing operations           $                .02

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002
                                   (UNAUDITED)




NOTE 2 - ACQUISITIONS AND SALE OF SUBSIDIARY (Continued)

Sale of Subsidiary

Effective June 30, 2002, the Company sold its 80% interest in its subsidiary Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") for 1,549,791 common shares of the NETdigest.com, Inc. ("NET"). As a part of this transaction, G-Choice executive management, which is unaffiliated with Genesis received a total of 8,155,474 shares of NET stock and received from the Company an additional 210,526 shares of NET stock in exchange for 400,000 shares of the Company's stock. G-Choice is a Chinese company with principal offices in Shanghai, China. The Company concluded the sale of G-Choice as of June 30, 2002. As a result of the divestment of G-Choice, the Company recorded a $421,654 gain from the sale of G-Choice in the quarter ended June 30, 2002. G-Choice is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

Additionally, on March 26, 2002, Genesis entered into an agreement to provide operational and managerial assistance to the theNETdigest.com for a total of 526,316 shares of the theNETdigest.com, Inc common stock (post a 1 for 19 reverse split, effective May 31, 2002). Prior to completing this transaction, theNETdigest.com, Inc., whose stock trades on the Pink Sheets, had limited business operations and activities. In connection with this consulting agreement, which was entered into by the Company prior to the sale of G-Choice, the Company recognized consulting revenue of $521,053.

NOTE 3 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In fiscal 2001, the Company operated in three reportable business segments - (1) sale of computer equipment and accessories , (2) Web hosting and distribution services, and (3) consulting services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing . The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The Company did not have any reportable segments for the nine months ended June 30, 2001.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002
                                   (UNAUDITED)

NOTE 3 - SEGMENT INFORMATION (Continued)

Information with respect to these reportable business segments for the nine months ended June 30, 2002 is as follows:

--------------------------- ------------------- -------------------- --------------------- ---------------------
                             Computer and       Web Hosting and         Consulting             Consolidatd
                            Equipment Sales       Distribution           Services                 Totals
                                                    Services
--------------------------- ------------------- -------------------- --------------------- ---------------------
      6/30/02
Net Revenues               $   8,699,279        $   1,996,277           $   934,439         $   11,629,995
Gross Profit               $     150,829        $      75,080           $   934,439         $    1,160,348
Segment profit (Loss)
   from operations         $       3,686        $    (16,922)           $   362,872         $      349,636


For the nine months ended June 30, 2002, the Company derived approximately 78% of its revenue from its subsidiaries located in the People's Republic of China. Sales and identifiable assets by geographic areas for the nine months ended June 30, 2002 and as of June 30, 2002, respectively, were as follows:


                                     Sales     Identifiable Assets

      United States        $       2,610,080   $       2,378,294
      China                        9.019,915             916,517
                           -----------------   -----------------

      Total                $      11,629,995   $       3,294,811
                           =================   =================


NOTE 4 - RELATED PARTY TRANSACTIONS

Due from/to related party

Occasionally, the Company advances/borrows funds to/from an officer of the Company. The advances are non-interest bearing and are payable on demand. At June 30, 2002, the Company owed an officer of the Company $14,360.

NOTE 5 - LOANS PAYABLE

On April 1, 2002, the Company borrowed $80,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest is payable on April 1, 2003. In the event of default of the loan agreement, the Lender is to receive common shares of the Company at a 25% discount to the average closing price of the previous 20 trading days free trading shares Company's common stock equal to the total amount due to the lender.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY

Preferred stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common stock

In April 2002, the Company issued 300,000 shares of common stock to an officer in connection with exercise of 300,000 stock options for a promissory note in the amount of $63,000, which is shown in stockholders' equity as a subscription receivable.

In April 2002, the Company issued 292,000 shares of common stock to employees for promissory notes in the amount of $72,000, which is shown in stockholders' equity as a subscription receivable.

In June 2002, the Company issued 263,000 shares to a consultant in connection with a consulting agreement for debt of $24,985.

In connection with the sale of a subsidiary, the Company received and cancelled 400,000 shares of the Company's common stock.

Stock options

On January 25, 2002, the Company entered into a one year consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement which commenced on February 1, 2002, the Company is to grant 50,000 options per month to purchase shares of common stock for services rendered for an aggregate of 600,000 options. The options have an exercise price of $.35 per share and expire five years from grant date. As of June 30, 2002, the Company has granted 250,000 options under this agreement. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility ranging from 75 percent to 108 percent; risk-free interest rate of 5.00 percent and an expected holding periods of 5 years. In connection with these options, the Company recorded consulting expense of $55,900 for the nine months ended June 30, 2002.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Stock options (Continued)

On April 29, 2002, the Company entered into a consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement, the Company granted 300,000 options to purchase shares of common stock for services rendered. The options have an exercise price ranging from $.23 to $.36 per share and expire two years after the registration the underlying shares. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 75 percent; risk-free interest rate of 5.00 percent and an expected holding periods of 5 years. In connection with these options, the Company recorded consulting expense of $25,500 for the nine months ended June 30, 2002.

A summary of outstanding options and warrants at June 30, 2002 are as follows:

                             Shares             Range of           Remaining           Average
                           Underlying           Exercise          Contractual          Exercise
                            Warrants              Price              Life               Price
                        -----------------    --------------    ----------------     -------------
Outstanding at September       695,000       $   0.02-2.25          1 to 5 yrs          1.00
30, 2001

Granted                      5,532,000           0.16-0.50          .5 to 5 yrs         0.31
Expired                             (0)               0.00                                 -
Exercised                   (1,033,000)          0.26-0.29                              0.25
                            -----------------     --------------                     -------------
Outstanding at June
 30, 2002                     5,194,000       $  0.21-2.25
0.42
                            =================     ==============                     =============


NOTE 7 - SUBSEQUENT EVENT

In July 2002, the Company issued 240,000 shares of common stock to an officer in connection with exercise of 240,000 stock options.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements of Genesis Technology Group, Inc. for the nine months ended September 30, 2001 and notes thereto contained in the Report on Form 10-KSB of Genesis Technology Group, Inc. as filed with the Securities and Exchange Commission.

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

OVERVIEW

         Genesis Technology Group Inc. ("Genesis" or the "Company") was formed as the result of a change in business model and management of newagecities.com, Inc., which ceased active operations at the end of June 2001. Genesis' mission it to create an organization that fosters collaboration and commerce between companies in the United States and China. Our Company has created a family of companies and service related entities, with specific focus on the emerging markets in the Peoples' Republic of China. Based in Florida, Genesis has affiliates and offices in Minneapolis, Germany, and Shanghai, China. We do not expect to operate as an investment company in accordance with the investment company act of 1940, and we will limit our activities in order not to become subject to that act.


         The management team of Genesis has a long-term commitment to China, and has arranged a variety of partnerships with Chinese and U.S. firms. Management believes that China's entrance into the World Trade Organization ("WTO") offers an opportunity for Genesis to secure itself a position as a leader in the growing market for cross-pacific products, technology, capital, and property exchange. To that end, the Company is marketing itself to other U.S. firms interested in Chinese partnerships for manufacturing and distribution of a variety of products in China.

         To aid in achieving its goals, our Company has signed on as the only U.S. representative of the Shanghai Technology Stock (Property Rights) Exchange ("STSE"). STSE is a technology transfer exchange sponsored by the Shanghai Municipal Government with independent corporate qualifications. STSE is a vehicle for the transfer of technology and property rights. As a representative of the STSE, Genesis can introduce American companies and individuals who would like to sell or license intellectual property to a Chinese partner or use technology to form a joint venture in China to the STSE for purposes of listing their technologies or intellectual properties. Companies wishing to enter the exchange pay Genesis consulting fees and success fees based on any completed transaction. In 2000 and 2001, the STSE facilitated over 2,500 transactions with over $12 billion in transaction volume through its 363 members that control over $24 billion in capital.

         Company management and partners have been responsible for more than $650 million in successfully negotiated contracts in China over the past decade. Genesis has partnerships with technology, manufacturing, distribution, and financial services companies that share the Genesis vision of high-performance and specialization.

         Recently, the Company has added two new members to its management team. In June 2002, our Company hired Kenneth Clinton as its Vice President of Business Development and Investor Relations. Prior to joining Genesis, Mr. Clinton served as Vice President of Pacific Rim Corporation, a Sino-foreign firm, with a 10-year history of business development in China. He has also worked as Vice President of Sales and Marketing for an emerging technology company focused on capitalizing opportunities within the Far East. Company clients included Disney, EDS, and Illco Unican. As a marketing executive for one of the nation's largest broadcasting organizations, he provided marketing, business development and advertising guidance to premier institutions and companies, including Dillard's, Southland Corporation and Texas Instruments.

         In August 2002, the Company hired Gary Wolfson as CEO. Mr. Wolfson is co-founder of Pacific Rim Corporation. With vast experience in China, he has served as an advisor to almost 30 western companies, including the Walt Disney Institute, Atlantic Gulf Communities, Florida Hospital, Goodyear Tire, Carlson Hospitality, Hewlett-Packard, CMI Power/Kansas City Power, Motorola, the Florida Department of Commerce, Ayiko Europe and Flowers Laboratories. He served as the first non-Chinese member of the World Trade Center Nanjing (Jiangsu Province), was elected to the board of directors of one of China's largest public companies, represented the China Academy of Sciences in the U.S., and served as president of a Chinese manufacturing joint venture with over 3,000 employees. He attended the Northwestern University School of Business in Evanston, Illinois, and has been the honored speaker on the topic of the China Trade before numerous groups in both hemispheres.

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

         On August 22, 2001, we acquired a majority interest (80%) of Shanghai G-Choice Science Development Company, Limited (G-Choice). G-Choice's business services include computer product sales, network services, software development, and systems integration. G-Choice has extensive experience in computer system engineering, and software research and development, including its popular Point of Sale software, currently sold via a network of over 4,000 distributors throughout China. In June 2002, we sold our interest in G-Choice to theNetDigest.com, Inc. for a total of 1,549,791 shares of theNetdigest.com, Inc. common stock. 210,526 of those shares were given to Sean Chen, CEO of G-Choice, in exchange for the return of 400,000 shares of Genesis common stock that was retired.

         In October 2001, we formed two subsidiaries, each which the company owns a majority interest in. The first was Espectus Systems, Inc. Espectus is an interactive, direct marketing company, specializing in permission-based e-mail marketing, media buying, customer relationship management and online surveys. The company specializes in low cost, high return opt-in marketing campaigns for a variety of large and small companies worldwide. Genesis owns 80% of Espectus. As of June 30, 2002, operating activities from our Espectus subsidiary were not material.

         The second subsidiary formed in October was Biosystems Technologies, Inc. Biosystems' mission is the commercialization, marketing and distribution of biomedical products and technologies used to diagnose and treat HIV/AIDS, cancer and other immune-related diseases. Biosystems seeks to harness the latest scientific discoveries to commercialize and market the potential of proprietary technologies that will form the basis of a range of new and potentially effective treatments for a variety of diseases. We own 85% of Biosystems, with the remaining 15% owned by Dr. Ronald Watson, a noted immunology professor and researcher. As of June 30, 2002, Biosystems had no operating activities.

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

RESULTS OF OPERATIONS

Nine months ended June 30, 2002 compared to nine months ended June 30, 2001

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

REVENUES AND COSTS BY SEGMENT:

         For the nine months ended June 30, 2002, we had consolidated revenues of $11,629,995 as compared to $0 for the same period in fiscal 2001. This increase resulted from the acquisition of our subsidiaries and is outlined below.

Genesis Systems, Inc.

         Revenue for the nine months ended June 30, 2002 from Genesis Systems, Inc. was $597,553. This revenue was generated from consulting service in which we received stock or cash for services.

         Other selling, general and administrative expenses of our Genesis Systems subsidiary consisted of salaries of $56,000, rent of $15,373, marketing and other expenses amounting to $56,001. Additionally, we recorded a realized loss from the sale of marketable securities received for consulting services of $36,957 for the nine months ended June 30, 2002.

Propamedia

         Revenue for the nine months ended June 30, 2002 from Propamedia was $1,990,048 as compared to $0 for the nine months ended June 30, 2001. This revenue was generated from streaming and hosting services. Substantially all of our revenue from Propamedia is from one customer.

         Cost of sales for Propamedia for the nine months ended June 30, 2002 amounted to $1,921,197 or 97% of revenues as compared to $0 for the nine months ended June 30, 2001 and consisted of the cost charged by third party vendors for services rendered.

         For the nine months ended June 30, 2002, other selling, general and administrative expenses consisted accounting fees, rent and other office expenses amounting to $70,385.

Yastock

         Revenue for the nine months ended June 30, 2002 from Yastock was $320,636 as compared to $0 for the nine months ended June 30, 2001. This revenue was generated from consulting services and software licensing fees.

         Other selling, general and administrative expenses consisted salaries, commissions, accounting fees and office rent amounting to $33,512.

Zhaoli

         Revenue for the nine months ended June 30, 2002 from Zhaoli, a Chinese Company, was $8,699,279 as compared to $0 for the nine months ended June 30, 2001. This revenue was generated from sales of printers, copiers, network equipment and software licensing fees.

         Cost of sales for Zhaoli for the nine months ended June 30, 2002 amounted to $8,548,450 or 98% of revenues as compared to $0 for the nine months ended June 30, 2001.

         For the nine months ended June 30, 2002, other selling, general and administrative expenses consisted of salaries, rent and other expenses amounting to $147,143.

Other

         We incurred additional selling, general and administrative expenses related to our corporate existence. For the nine months ended June 30, 2002, consulting expense amounted to $215,781 compared to $0 for the nine months ended June 30, 2001. The increase in consulting expense is attributable to the recording of consulting expense from the granting of stock options. For the nine months ended June 30, 2002, we had salary expense of $39,094, rent of $7,063, and other expenses consisting of professional fees and office expenses of $148,743 as compared to professional fees and other expenses of $109,739 for the nine months ended June 30, 2001.

         For the nine months ended June 30, 2002, we had income from discontinued operations of $35,220 related to the settlement of debt as compared to a loss from discontinued operations of $(5,016,300) for the nine months ended June 30, 2001. Additionally, effective June 30, 2002, the Company sold its 80% interest in its subsidiary Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") for 1,549,791 common shares of the NETdigest.com, Inc. ("NET"). As a part of this transaction, G-Choice executive management, which is unaffiliated with Genesis received a total of 8,155,474 shares of NET stock and received from the Company an additional 210,526 shares of NET stock in exchange for 400,000 shares of the Company's stock. G-Choice is a Chinese company with principal offices in Shanghai, China. The Company concluded the sale of G-Choice as of June 30, 2002. As a result of the divestment of G-Choice, the Company recorded a $421,654 gain from the sale of G-Choice in the quarter ended June 30, 2002.

         See "Condensed Consolidated Financial Statements - Note 2, Segment Information" for additional information.

         We reported income from operations (net of minority interest in income of subsidiaries) for the nine months ended June 30, 2002 of $300,035 compared to a loss from operations for the nine months ended June 30, 2001 of $(109,739). Additionally, we reported income from discontinued operations for the nine months ended June 30, 2002 of $456,874 as compared to a loss from discontinued operations of $5,016,300 for the nine months ended June 30, 2001.

         This translates to an overall per-share income of $.03 for the nine months ended June 30, 2002 compared to a per share loss of $(.64) for the nine months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had cash and equivalents balance of $547,068. As of June 30, 2002, our cash position by geographic area is as follows:

                                     Cash
                           -----------------
      United States        $         484,068
      China                           63,000
                           -----------------
      Total                $         547,068
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

         The Company intends to continue its trading activities and as a consequence the future financial 2results of the Company may be subject to substantial fluctuations. As part of the Company's investment activities the Company may sell a variety of equity or debt securities obtained as revenue for consulting services. Such investments often involve a high degree of risk and must be considered extremely speculative.

         At June 30, 2002, our Company had stockholders' equity of $2,298,671. Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

         Net cash provided by operations was $456,874 for the nine months ended June 30, 2002 as compared to net cash used in operations of $12,500 for the nine months ended June 30, 2001. The difference is due to the implementation of our new business model and the acquisition of our subsidiaries between August and December 2001.

         Net cash used in investing activities for the nine months ended June 30, 2002 was $166,958 as compared to $ -0- for the nine months ended June 30, 2001. The difference was attributable to cash acquired from acquisitions of $106,790 and proceeds received from the sale of marketable securities of $21,040 offset by cash used for capital expenditures of $(68,091) and a decrease in cash from the sale of our subsidiary of $226,697.

         Net cash provided by financial activities were $793,926 for the nine months ended June 30, 2002 and compared to $12,500 for the nine months ended June 30, 2001 and related to proceeds from the exercise of stock options and loans.

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

New Accounting Standards

In August 2001, the FASB issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS 144 was required beginning January 1, 2002. We do not believe the adoption of SFAS No. 144 will have a material effect on our consolidated financial position or results of operations.

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on our consolidated financial position or results of operations.

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.


CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Common stock

         In April 2002, the Company issued 300,000 shares of common stock to an officer in connection with exercise of 300,000 stock options for a promissory note in the amount of $63,000, which is shown in stockholders' equity as a subscription receivable.

In April 2002, the Company issued 292,000 shares of common stock to employees for promissory notes in the amount of $72,000, which is shown in stockholders' equity as a subscription receivable.

In June 2002, the Company issued 263,000 shares to a consultant in connection with a consulting agreement for debt of $24,985.

In connection with the sale of a subsidiary, the Company received and cancelled 400,000 shares of the Company's common stock.

Stock options

On January 25, 2002, the Company entered into a one year consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement which commences on February 1, 2002, the Company shall grant 50,000 options per month to purchase shares of common stock for services rendered for an aggregate of 600,000 options. The options have an exercise price of $.35 per share and expire five years from grant date. As of June 30, 2002, the Company has granted 250,000 options under this agreement. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility ranging from 75 percent to 108 percent; risk-free interest rate of 5.00 percent and an expected holding periods of 5 years. In connection with these options, the Company recorded consulting expense of $55,900 for the nine months ended June 30, 2002.

On April 29, 2002, the Company entered into a consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement, the Company granted 300,000 options to purchase shares of common stock for services rendered. The options have an exercise price ranging from $.23 to $.36 per share and expire two years after the registration the underlying shares. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 75 percent; risk-free interest rate of 5.00 percent and an expected holding periods of 5 years. In connection with these options, the Company recorded consulting expense of $25,500 for the nine months ended June 30, 2002.

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

         None


Item 5. Other Information

         Effective August 1, 2002, Gary L. Wolfson joined Genesis as its Chief Executive Officer. Mr. Wolfson has extensive experience in consulting with U.S. companies that wish to enter the Chinese market. Mr. Wolfson's prior work experience includes the following:

         From 1992 -2002 Mr. Wolfson served as President of Pacific Rim Corporation, which he co-founded. In this capacity, he served as Director of China Operations for the following U.S. companies:

         1997-1998 - Walt Disney Memorial Cancer Institute
         1993-1995 - CMI Power/Kansas City Power & Light
         1995-1997 - Nanjing Valley/Atlantic Gulf Communities
         1994-1999 - Shanghai Travel & Business Bureau

In addition, he served as the Director of U.S. Operations for the following Chinese companies:
         1994-1996 - Motorola China
         1995-1998 - China Academy of Sciences
         1995-1997 - World Trade Center (Jiangsu Province)

 Mr. Wolfson is currently a Director of  Ayiko Europe of Munich, Germany.

         From 1984-1991, he served as Vice President of Thoroughstock, Inc and between 1982-1991, he served as managing partner for Happy Valley Farm

In April 2002 the company signed a letter of intent to acquire Beijing Zhongxin Sunray Real Estate Development Company, Limited. After careful evaluation of the company's business strategy, management has decided to terminate that agreement. Shanghai Yastock Investment Consulting Company, limited, a wholly owned subsidiary of Genesis Technology Group, Inc., has entered into a consulting agreement with the parent company of Beijing Zhongxin Sunray to assist them in becoming listed in a US public market.

Item 6.           Exhibits and Reports on Form 8-K

      (1)         Exhibits

Exhibit
Number              Description
-----------         ----------------

99.1              Certification by Chief Executive Officer

99.2              Certification by Chief Financial Officer



(2)      Reports on Form 8-K

         On July 15, 2002, the Company filed an 8-K reporting that on June 30, 2002, the Company entered into and completed an Agreement and Plan of Merger and Reorganization between theNETdigest.com, Inc. ("NET") and the shareholders of Shanghai G-Choice Science & Technology Company Ltd. ("G-Choice") to sell the Company's 80% ownership interest in G-Choice to NET in exchange for 1,549,791 shares of theNETditgest.com, Inc. Common stock. Genesis originally acquired its ownership interest in G-Choice in August 2001.

                                   SIGNATURES

                               In accordance with Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Palm Beach, Florida on August 14, 2002.

                                        GENESIS TECHNOLOGY GROUP, INC.

                                        By: /s/ James Wang
                                        ------------------
                                        James Wang
                                        Chairman and Chief Executive Officer