Form 10-K
period 2002-09-30
GENESIS TECHNOLOGY GROUP INC
filed 2003-01-17
CIK 1091164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                 For the fiscal period ended September 30, 2002

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 777 Yamato Rd. Suite 130, Boca Raton, FL 33431
        ---------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (561) 988-9880
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

State registrant's revenues for the year ended September 30, 2002:
$14,325,651.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2002 computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on that date ($0.14 per share): $2 million.

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock") as of December 31, 2002 was 31,522,353.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         Genesis Technology Group Inc. ("Genesis" or the "Company") is a business consulting firm that specializes in assisting Western companies in entering the Chinese market for business development. Genesis acts as a resource for companies that desire expertise in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. As a part of that strategy, Genesis is a member of the Shanghai Technology Stock (Property Rights) Exchange, an organization that promotes the influx of technology into China.

         The Company's key area of focus is the Life and Health Science arena in China. Life and Health Science is compromised of different but related industries such as environmental science, biotechnology, pharmaceuticals and healthcare development. These industries range from water, soil, and air testing and remediation to hospital facility development and management. These are new and robust areas in China that desperately need attention and expertise. Genesis' goal is to assist Western companies that are active in these areas in entering the Chinese market.

      In addition to its consulting services, Genesis has also acquired companies in the U.S. and China for the purposes of further developing these companies, with operational, managerial and financial support. Genesis' strategy envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries.

         We currently have 4 active subsidiary companies. We own 80% of one computer hardware and software manufacturer/distributor located in Shanghai China. We own 100% of two consulting companies, one in the U.S. and one in China. We own 85% of an inactive biotechnology-marketing firm that is located in the Unites States.

         By building on the success of already successful businesses, Genesis intends to become an important player in the expanding Cross-Pacific marketplace -increasing its revenues, profitability and market value by accelerating the success of its subsidiaries and partner companies.

         Company management and partners have been responsible for successfully negotiating contracts in China for over 10 years. The Company is able to bring talent in the areas of marketing, finance and business development to its clients and subsidiaries, to help guide those companies to success.

CONSULTING ACTIVITIES

         In recent months, the company has been growing it's Cross-Pacific consulting business. Management believes that China's entrance into the WTO offers a unique opportunity for Genesis to secure itself a position as a leader in the growing market for cross-pacific products, technology, capital, and property exchange. To that end, Genesis markets itself to other U.S. firms interested in Chinese partnerships for manufacturing and distribution of a variety of products in China, with a strong focus on the Life and Health Science arena
                                       2

         Genesis currently has nine clients under contract. The company is assisting these clients in penetrating the Chinese market for the purposes of product and solutions sales, distribution, manufacturing, and/or research and development. To aid in achieving these goals, the company has signed on as a U.S. representative of the Shanghai Technology Stock (Property Rights) Exchange
(STSE). STSE is a technology transfer exchange sponsored by the Shanghai Municipal Government with independent corporate qualifications. STSE is essentially a vehicle for the transfer of technology and property rights into China. As a representative of the STSE, we can directly introduce American companies and individuals who would like to sell or license intellectual property to a Chinese partner, or use technology to form a joint venture in China, to the STSE for purposes of listing their technologies or intellectual properties. Genesis clients pay a monthly retainer and a success fee based on any completed transactions, a portion of which goes to the STSE. In addition, the standard Genesis contract calls for the company to receive ongoing compensation by clients via a percentage of any licensing fees or an equity position in any joint ventures/partnerships formed with Chinese entities. The company will not become an investment company within the meaning of the Investment Company act of 1940.

Genesis does not accept competing clients; therefore the company is selective in accepting those with the best chance of success and with the strongest commitment. Prior to accepting a client, Genesis' management team and its Chinese affiliates conduct an extensive due diligence process to ensure that the company (1) has rights to the product or service offering, (2) the product or service is unique and of good quality and (3) that there is a large enough potential market in China.



Subsidiaries

        As of the date of this filing, we have four active subsidiaries that we have either acquired or formed. For acquired subsidiaries, the goal is to assist the current management in growing the company by providing a broad range of financial, operational and managerial support services.Each of our subsidiaries are listed below.


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

Yastock Investment Consulting Company, Limited

     Yastock Investment Consulting Company, Limited is an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. The company is dedicated to supporting the development of the Chinese capital market and providing medium and small enterprises with consulting services for marketing management, human resource management, stock investment, fund raising, financing, and going public in the US. Genesis acquired 80% of Yastock on December 1, 2001 in exchange for 92,000 shares of Genesis common stock. Genesis' wholly-owned subsidiary, Genesis Systems, Inc., previously acquired 20% of the issued and outstanding capital stock of Yastock on May 2001, making Yastock a 100% owned subsidiary.

     In addition to its ongoing business, Yastock's management oversees all of Genesis' operations in China, including client relationships, liaison with the STSE, and is an important source of financial and operational support for Genesis' Chinese subsidiaries.

     Yastock's Services include:

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


On August 14, 2001, Genesis acquired 100% of PropaMedia, Inc., a provider of media rich Web hosting and distribution services, located in Los Angeles, CA. Propamedia offers end-to-end streaming and hosting services, including content capture, encoding and production, storage, live and on-demand video and audio streaming, and managed services. PropaMedia's services can be used for video and audio distribution services to transmit entertainment, sports, news, advertising, business communications, and distance learning content. PropaMedia's technologies support all major Internet audio and video formats. PropaMedia has developed proprietary streaming technologies that increase the number of end-users able to view video content at once, improve end-users' video viewing experience, and provide clients with real-time monitoring and reporting. On December 16, 2002, the Genesis Board voted to discontinue the operations of PropaMedia as it does not complement the company's continuing focus on the China market. The Company is in negotiations to sell Propamedia to an unrelated party in the near future.

         On August 22, 2001, we acquired a majority interest (80%) of Shanghai G-Choice Science Development Company, Limited (G-Choice). G-Choice's business services include computer product sales, network services, software development, and systems integration. G-Choice has extensive experience in computer system engineering, and software research and development, including its popular Point of Sale software, currently sold via a network of over 4,000 distributors throughout China. G-Choice was founded in 1999 and is located in Shanghai, China; has approximately 86 employees and has recently expanded its sales network to include other areas of China. On June 30, 2002, the Company sold G-Choice to theNetdigest.com, Inc.


         In October 2001, we formed Espectus Systems, Inc. Espectus was an interactive, direct marketing company, specializing in permission-based e-mail marketing, media buying, customer relationship management and online surveys. Genesis owned 80% of Espectus. The company has discontinued the operations of Espectus as it was not generating significant cash-flow and did not complement Genesis' continuing focus on China.


Competition

         The Company potentially faces competition from a variety of sources. Each of our subsidiaries faces competition from other companies sharing their market niche. In addition, Genesis Technology Group faces competition for its services from other consulting firms specializing in the Chinese markets and other entities, many that may possess substantially greater resources than Genesis. Almost all of the companies with which Genesis and its subsidiaries will compete are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than Genesis now has, or will have in the foreseeable future. With China's recent entrance into the World Trade Organization, it is also likely that other competitors will emerge in the near future. There is no assurance that Genesis will compete successfully with other competing companies. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

RISK FACTORS AFFECTING OUR FUTURE RESULTS OF OPERATIONS

         Our future results of operations involve a number of risks and uncertainties. With any business undertaking, their inherent unforeseeable risk in conducting business. The following paragraphs discuss a number of risks that could impact the company's financial condition and results of operations.

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

(b) Products risk

         Our commenced revenue-producing operations are limited and the information available about us makes an evaluation of us difficult. We have conducted limited operations and we have little operating history that permits you to evaluate our business and our prospects based on prior performance. You must consider your investment in light of the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development, particularly those engaged in international commerce. In addition to competing with other computer and electronics equipment companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, it may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Exchange risk

         The Company generates revenue and incurs expenses and liabilities in Chinese renminbi and U.S. dollars. As a result, the Company is subject to the effects of exchange rate fluctuations with respect to any of these currencies. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated slightly against the U.S. dollar. However, given recent economic instability and currency fluctuations in the world, the Company can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency. The Company's results of operations and financial condition may be affected by changes in the value of renminbi and other currencies in which its earnings and obligations are denominated. The Company has not entered into agreements or purchased instruments to hedge its exchange rate risks, although the Company may do so in the future.

(d) Additional capital which may not be available

         We have begun to receive monthly retainers from a growing number of clients as well as some capital from the exercise of options. We believe these funds will only partially cover the costs of our operations. Therefore, depending upon the timing and rate at which we are able to produce revenues from operations, we may require additional capital in order to fund our operations. We cannot predict whether additional financing, if required, will be available to us on acceptable terms.

(e) Our future performance is dependent on its ability to retain key personnel

         Our future success depends on the continued services of executive management in the United States and China. The loss of any of their services would be detrimental to us and could have an adverse effect on our business development. We do not currently maintain key-man insurance on their lives. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

(f) Our business depends significantly upon the performance of our subsidiaries, which is uncertain.

Currently, a majority of our revenues are derived via the operations of our subsidiaries. Economic, governmental, political, industry and internal company factors outside our control affect each of our subsidiaries. If our subsidiaries do not succeed, the value of our assets and the price of our common stock could decline. Some of the material risks relating to our partner companies include:

        - Two of our subsidiaries are located in China and have specific risks associated with that;

        - Intensifying competition for our products and services and those of our subsidiaries, which could lead to the failure of some of our subsidiaries;

        - Our Biotechnology subsidiary, Biosystems, may be subject to changing governmental regulations and laws as they relate to the biomedical industry.

(g) A visible trading market for our common stock may not develop

         Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol "GTEC". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

         - investors may have difficulty buying and selling or obtaining market quotations;

        -   market visibility for our common stock may be limited; and
        - a lack of visibility for our common stock may have a depressive effect on themarket price for our common stock.

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

Employees

     Genesis and its subsidiaries currently have approximately 100 full-time and part-time employees. No employee of Genesis is covered by a collective bargaining agreement nor is represented by a labor union. Genesis considers its employee relations to be good.

     Genesis and its US subsidiaries have 6 full-time and part-time employees. Shanghai Zhaoli has 85 full-time and part-time employees. Shanghai Yastock has 20 full-time and part-time employees.


ITEM 2. DESCRIPTION OF PROPERTIES

Genesis Technology Group, Inc. leases approximately 2,496 sq. feet of office space in Boca Raton, Florida, under a three year lease. Such lease commenced January 1, 2003 with monthly rental payments of $3,328.00 for year one and $3,536.00 and $3,744.00 per month for years two and three, respectively. In addition, the Company pays prorated amount of the building's operating expenses equal to approximately $1,830 per month. Genesis Systems, Inc. and Biosystems Technologies, Inc. lease offices in St.Paul, Minnesota, on a month-to-month basis. Such lease commenced November 2001 with monthly rental payments of $965. Zhaoli leases 18,800 square feet of office, retailing and warehouse space in Shanghai, China under a one-year operating lease with monthly rental payment of $6,876. Yastock leases 2,200 square feet of office space in Shanghai, China under a one-year operating lease with monthly rental payments of $12,000.

ITEM 3. LEGAL PROCEEDINGS

Master Financial Group, Inc. v Genesis Systems, Inc. (Court File No. 62-C7-01-000832) was filed on February 14, 2000, against Genesis Systems, Inc., a subsidiary of Genesis Technology Group, in the County of Ramsey, Minnesota, seeking to rescind a stock subscription agreement made with Genesis Systems, Inc. This lawsuit was dismissed without prejudice. We are not a party to any other material legal proceeding, nor are any of our officers, directors or affiliates a party adverse to us in any legal or regulatory proceeding.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

NONE

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "GTEC". The reported high and low bid prices for the common stock are shown below for the period from April 14, 1998,the date our common stock began trading on the OTC Electronic Bulletin Board, through September 30, 2002. The prices do not always represent actual transactions. As of September 30, 2002, we had 27,972,353 stockholders of record.

Period                                High        Low
Quarter ended June 30, 1998 ....   $   3.20  $    .80
Quarter ended September 30, 1998   $   2.48  $    .80
Quarter ended December 31, 1998    $   4.80  $   1.60

Quarter ended March 31, 1999 ...   $   5.60  $   1.60
Quarter ended June 30, 1999 ....   $   8.00  $   2.50
Quarter ended September 30, 1999   $   3.75  $   1.37
Quarter ended December 31, 1999    $   2.88  $   1.50

Quarter ended March 31, 2000 ...   $   3.50  $   1.75
Quarter ended June 30, 2000 ....   $   2.19  $    .30
Quarter ended September 30, 2000   $    .44  $    .20
Quarter ended December 31, 2000    $    .19  $    .04

Quarter ended March 31, 2001 ...   $    .19  $    .06
Quarter ended June 30, 2001 ....   $    .24  $    .05
Quarter ended September 30, 2001   $    .13  $    .03
Quarter ended December 31, 2001    $    .19  $    .04

Quarter ended March 31, 2002 ...   $    .56  $    .27
Quarter ended June 30, 2002 ....   $    .34  $    .15
Quarter ended September 30, 2002   $    .19  $    .08
Quarter ended December 31, 2002    $    .19  $    .07


On December 31, 2002, the closing bid price of our common stock was $0.14


We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

In October 2001, the Company issued 250,000 shares of common stock to a consultant for investor relations. On November 15, 2001 and December 1, 2001, the Company issued 400,000 and 92,000 shares of common stock in connection with the acquisition of Zhaoli and Yastock, respectively. On August 5, 2002, the Company entered into a five-month consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company agreed to issue an aggregate of 1,000,000 shares of common stock for services rendered over the contract period unless terminated earlier.
During September 2002, the Company terminated this agreement. Accordingly, in connection with this agreement, the Company issued 200,000 shares of common stock for services rendered prior to termination.

In connection with the sale of a subsidiary, the Company received and cancelled 400,000 shares of the Company's common stock. In August and September 2002, in connection with consulting agreements, the Company issued 400,000 restricted shares of common stock for services rendered.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Genesis Technology Group, Inc. for the 12 months ended September 30, 2002 and notes thereto contained in the Report on Form 10-KSB of Genesis Technology Group, Inc. as filed with the Securities and Exchange Commission.

         This report on Form 10-KSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

OVERVIEW

         Genesis Technology Group Inc. ("Genesis" or the "Company") is a business consulting firm that specializes in assisting companies in entering the Chinese market for business development. We act as a resource for companies that desire expertise in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. As a part of that strategy, we are a member of the Shanghai Technology Stock (Property Rights) Exchange, an organization that promotes the influx of technology into China.

         Our key area of focus is the Life and Health Science arena in China. Life and Health Science is compromised of different but related industries such as environmental science, biotechnology, pharmaceuticals and healthcare development. These industries range from water, soil, and air testing and remediation to hospital facility development and management. These are new and robust areas in China that desperately need attention and expertise.
Genesis' goal is to assist companies that are active in these areas in entering the Chinese market.

      In addition to its consulting services, We have also acquired companies in the U.S. and China for the purposes of further developing these companies, with operational, managerial and financial support. Our strategy envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries.

         We currently have 4 active subsidiary companies. We own 80% of one computer hardware and software manufacturer/distributor located in Shanghai China. We own 100% of two consulting companies, one in the U.S. and one in China. We own 85% of a biotechnology-marketing firm that is located in the Unites States.

         By building on the success of already successful businesses, Genesis intends to become an important player in the expanding Cross-Pacific marketplace -increasing its revenues, profitability and market value by accelerating the success of its subsidiaries and partner companies.

         Company management and partners have been responsible for successfully negotiating contracts in China for over 10 years. The Company is able to bring talent in the areas of marketing, finance and business development to its clients and subsidiaries, to help guide those companies to success.

ACQUISITIONS AND DISPOSITIONS

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

         On August 14, 2001, we acquired 100 % of PropaMedia, Inc., a provider of media rich Web hosting and distribution services, located in Los Angeles, CA. Propamedia offers end-to-end streaming and hosting services, including content capture, encoding and production, storage, live and on-demand video and audio streaming, and managed services. PropaMedia's services can be used for video and audio distribution services to transmit entertainment, sports, news, advertising, business communications, and distance learning content. PropaMedia's technologies support all major Internet audio and video formats. PropaMedia has developed proprietary streaming technologies that increase the number of end-users able to view video content at once, improve end-users' video viewing experience, and provide clients with real-time monitoring and reporting. On December 16, 2002, the Genesis Board voted to discontinue the operations of PropaMedia as it does not complement the company's continuing focus on the China market. We are in negotiations to sell Propamedia to an unrelated party in the near future.


         On August 22, 2001, we acquired a majority interest (80%) of Shanghai G-Choice Science Development Company, Limited (G-Choice). G-Choice's business services include computer product sales, network services, software development, and systems integration. G-Choice has extensive experience in computer system engineering, and software research and development, including its popular Point of Sale software, currently sold via a network of over 4,000 distributors throughout China. G-Choice was founded in 1999 and is located in Shanghai, China; has approximately 86 employees and has recently expanded its sales network to include other areas of China. On June 30, 2002, the Company sold G-Choice to theNetdigest.com, Inc.

         In October 2001, we formed two subsidiaries, each of which the company owns a majority interest in. The first was Espectus Systems, Inc. Espectus was an interactive, direct marketing company, specializing in permission-based e-mail marketing, media buying, customer relationship management and online surveys. Genesis owned 80% of Espectus. The company has discontinued the operations of Espectus as it was not generating significant cash-flow and did not complement Genesis' continuing focus on China.

         The second subsidiary formed in October 2001 was Biosystems Technologies, Inc. Biosystems' mission is the commercialization, marketing and distribution of biomedical products and technologies used to diagnose and treat HIV/AIDS, cancer and other immune-related diseases. Biosystems seeks to harness the latest scientific discoveries to commercialize and market the potential of proprietary technologies that will form the basis of a range of new and potentially effective treatments for a variety of diseases. We own 85% of Biosystems, with the remaining 15% owned by Dr. Ronald Watson, a noted immunology professor and researcher.

         Unlike traditional biotechnology companies which can spend millions of dollars on research and development of new products, Biosystems seeks unique products that are fully developed or in the final stages of development. Biosystems will then attempt to commercialize and market these products via licensing agreements, with particular emphasis on introducing these products to China and the Pacific Rim. There can be no assurances that products will be acquired or developed or that Biosystems will have sufficient financial resources to bring these products to market. As of September 30, 2002, Biosystems had no material operating activity.

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

         On December 1, 2001, we acquired 80% of Yastock Investment Consulting Company, Limited ("Yastock"), an investment consulting firm located in Shanghai, China that specializes in consulting for Chinese and American companies in a number of areas, including financial, public relations, corporate management, corporate strategic evaluations and human resources. In addition to its ongoing business, Yastock's management oversees all of Genesis' operations in China and is important source of financial and operational support for our Chinese subsidiaries. On January 1, 2002, we acquired the remaining 20% of Yastock, making it a wholly owned subsidiary. Yastock has 25 part and full-time employees.


CONSULTING ACTIVITIES

         In addition to overseeing the operation of its subsidiaries, we have been growing our cross-pacific consulting business. Management believes that China's entrance into the WTO offers a unique opportunity for Genesis to secure itself a position as a leader in the growing market for cross-pacific products, technology, capital, and property exchange. To that end, we market ourself to other U.S. firms interested in Chinese partnerships for manufacturing and distribution of a variety of products in China, with a strong focus on the Life and Health Science arena

         We currently have nine clients under contract. We are assisting these clients in penetrating the Chinese market for the purposes of product and solutions sales, distribution, manufacturing, and/or research and development. To aid in achieving these goals, we signed on as a U.S. representative of the Shanghai Technology Stock (Property Rights) Exchange (STSE). STSE is a technology transfer exchange sponsored by the Shanghai Municipal Government with independent corporate qualifications. STSE is essentially a vehicle for the transfer of technology and property rights into China. As a representative of the STSE, we can directly introduce American companies and individuals who would like to sell or license intellectual property to a Chinese partner, or use technology to form a joint venture in China, to the STSE for purposes of listing their technologies or intellectual properties. Our clients pay a monthly retainer and a success fee based on any completed transactions, a portion of which goes to the STSE. In addition, the standard Genesis contract calls for the company to receive ongoing compensation by clients via a percentage of any licensing fees or an equity position in any joint ventures/partnerships formed with Chinese entities.

RESULTS OF OPERATIONS

Year ended September 30, 2002 compared to nine months ended September 30, 2001

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

REVENUES AND COSTS BY SEGMENT:

For the year ended ended September 30, 2002, we had consolidated revenues of $14,325,651 as compared to $75,334 for the nine months ended September 30, 2001. This increase resulted from the acquisition of our subsidiaries and is outlined below.

Genesis Systems, Inc.

Revenue for the year ended September 30, 2002 from Genesis Systems, Inc. was $605,053. This revenue was generated from consulting service in which we received stock or cash for services. On March 26, 2002, we entered into a consulting agreement with the NETdigest.com, Inc., a publicly-traded company ("Netdigest"), to provide Netdigest with financial assistance in obtaining a suitable merger candidate for Netdigest to acquire and to facilitate reorganization thereafter. As consideration, we were paid a consulting fee in the form of 1,052,632 restricted common shares (post split) of Netdigest's publicly traded common stock. In connection with these shares, Genesis Systems, Inc. recorded consulting income of $521,053. For the nine months ended September 30, 2001, we had $75,334 of revenue from consulting services.

For the year ended September 30, 2002, other selling, general and administrative expenses of our Genesis Systems subsidiary consisted of salaries of $56,000, rent of $18,267, marketing and other expenses amounting to $98,962. Additionally, we recorded a realized loss from the sale of marketable securities received for consulting services of $9.575 for the year ended September 30, 2002 and wrote of good will of $359,379 due to impairment. For the nine months ended September 30, 2001, operating expenses amounted to $52,600 and included salaries of $24,000.

Yastock

Revenue for the year ended September 30, 2002 from Yastock was $339,602 as compared to $0 for the nine months ended September 30, 2001. This revenue was generated from consulting services and software licensing fees.

Other selling, general and administrative expenses consisted salaries, commissions, accounting fees and office rent amounting to $75,548.

Zhaoli

Revenue for the period from acquisition (November 15, 2001) to September 30, 2002 from Zhaoli, a Chinese Company, was $13,373,246 as compared to $0 for the nine months ended September 30, 2001. This revenue was generated from sales of printers, copiers, network equipment and software licensing fees. Cost of sales for Zhaoli for the period from acquisition (November 125, 2001) to Septyember 30, 2002 amounted to $13,153,326 or 98% of revenues as compared to $0 for the nine months ended September 30, 2001.

For the period from acquisition (November 15, 2001) to September 30, 2002, other selling, general and administrative expenses consisted of salaries, rent and other expenses amounting to $213,040.

Other

We incurred additional selling, general and administrative expenses related to our corporate existence. For the year ended September 30, 2002, consulting expense amounted to $494,223 compared to $0 for the nine months ended September 30, 2001. The increase in consulting expense is attributable to the recording of consulting expense from the granting of stock options. For the year ended September 30, 2002, we had salary expense of $251,420, rent of $16,733, and other expenses consisting of professional fees and office expenses of $237,517 as compared to professional fees and other expenses of $22,211 for the nine months ended September 30, 2001.

Discontinued Operations

For the year ended September 30, 2002, we had income from discontinued operations of $485,483 related to the discontinuation of our Propamedia subsidiary and the sale of our G-Choice subsidiary as compared to a loss from discontinued operations of $(97,277) for the nine months ended September 30, 2001. Additionally, effective June 30, 2002, we sold our 80% interest in our subsidiary Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") for 1,549,791 common shares of the NETdigest.com, Inc. ("NET"). As a part of this transaction, G-Choice executive management, which is unaffiliated with Genesis received a total of 8,155,474 shares of NET stock and received from the Company an additional 210,526 shares of NET stock in exchange for 400,000 shares of the Company's stock. G-Choice is a Chinese company with principal offices in Shanghai, China. The Company concluded the sale of G-Choice as of June 30, 2002. As a result of the divestment of G-Choice, the Company recorded a $475,304 gai n from the sale of G-Choice in the quarter ended June 30, 2002. Additionally,in connection with acquisition og G-Choice, the fair value of net assets acquired exceeded the purchase price by $290,003. SFAS 141 requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. Accordingly, for the nine months ended September 30, 2001, we recognized an extraordinary gain of $290,003.

See "Notes to Consolidated Financial Statements - Note 7, Segment Information" for additional information.

Overall

We reported a loss from operations (net of minority interest in income of subsidiaries) for the year ended September 30, 2002 of $(679,128) compared to income from operations for the nine months ended September 30, 2001 of $(912). Additionally, we reported income from discontinued operations for the year ended September 30, 2002 of $485,483 as compared to a loss from discontinued operations of $(97,277) for the nine months ended September 30, 2001.

This translates to an overall per-share loss of $(.01) for the year ended September 30, 2002 compared to per share income of $.02 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had cash and equivalents balance of $57,574. As of September 30, 2002, our cash position by geographic area is as follows:

           Cash
           United States  $   7,475
           China             47,099
           Total          $  54,574

Management has invested substantial time evaluating and considering numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. No assurance can be given that any such project, acquisition or combination will be concluded.

         We intend to continue our trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. As part of our investment activities, we may sell a variety of equity or debt securities obtained as revenue for consulting services. Such investments often involve a high degree of risk and must be considered extremely speculative.

At September 30, 2002, our Company had stockholders' equity of $687,638. Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

Net cash used in operations was $(492,666) for the year ended September 30, 2002 as compared to net cash used in operations of $(120,552) for the nine months ended September 30, 2001. The difference is due to the implementation of our new business model and the acquisition of our subsidiaries between August and December 2001.

Net cash provided by investing activities for the year ended September 30, 2002 was $90,047 as compared to $180,326 for the nine months ended September 30, 2001. For the year ended September 30, 2002, we recieved cash acquired from acquisitions of $106,790 compared to cash acquired of $199,616 for the nine months ended September 30, 2001. For the year ended September 30, 2002, We received $57,088 from the sale of marketable securities offset by cash used for capital expenditures of $(73,831). For the nine months ended September 30, 2001, we used cash of $14,290 and $5,000 to a acquire capital equipment and marketable sercuries, respectively.

Net cash provided by financial activities were $395,419 for the year ended September 30, 2002 as compared to $5,000 for the nine months ended September 30, 2001 and related to proceeds from the exercise of stock options and loans.

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

Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 on October 1, 2002 did not have a material effect on our results of operations or liquidity.

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This st atement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on October 1, 2002 did not have a material effect on our financial position, results of operations or liquidity.

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary.

Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on October 1, 2002 did not have a material impact on our financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on our financial position, results of operations or liquidity.



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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table includes the names, positions held and ages of our executive officers and directors.

NAME                      AGE          POSITION
-----                    ------        --------
Gary Wolfson               55          CEO and Director
Dr. James Wang             40          Chairman and President
Dr. Kenneth Shenkman       38          Vice President and Director
Adam Wasserman, CPA (NY)   38          Chief Financial Officer


DATES, POSITION(S) HELD AND BUSINESS OR ACTIVITY

Gary Wolfson:
--------------------

Mr. Wolfson was appointed Chief Executive Officer in August, 2002. Mr. Wolfson previously worked in the following positions:


1992-2002 - President/Director of Pacific Rim Corp., a private Sino-American liaison consulting firm. During his tenure, he worked for numerous public and private companies, in the U.S. and China, in various capacities.

1971-1991 - Director/Owner of a private thoroughbred horse breeding and racing enterprise. Served as elected director/treasurer of the Florida Thoroughbred Breeders' Association, two terms.



Dr. James Wang:
---------------

Dr. Wang has served as President and Chairman of the Board of Directors of Genesis Technology since August 1, 2001. Dr. Wang earned his Ph.D. from the University of Arizona in 1994. Dr. Wang previously worked in the following positions:

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

Adam Wasserman, CPA (NY):
-------------------------

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

                                       16

Employment Agreements

The Company entered into four employment agreements with its officers in August, 2002. All four of the agreements are for one year and expire July 31, 2003. The agreement with its Chief Executive Officer, provides for an annual salary of $120,000 The agreement with the President of the Company, provides for an annual salary of $108.000 The agreement with the Company's V.P. of Business Development calls for an annual salary of $96,000. The agreement with the Company's V.P. of Corporate Afffairs calls for an annual salary of $84,000. Thee contracts include a 5% salary increase per annum, if renewed, based on Board review. Each officer will receive 500,000 options to purchase shares of the Company's common stock at $0.10 per share, vesting 90 days after conract signing. After one year of service, each officer is entitled to an additional 500,000 options, priced at a 60% discount to market price. These contracts also include bonuses of up to 80,000 shares of company stock if the company meets certain predefined benchmarks within a year, and a commision of 1% of any contracts personally sourced by the officer. Officers recieve a monthly expense allowance of $425 for automobile and cellular phones. The Company has accrued all unpaid salaries due to the above officers as of September 30, 2002.


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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to: (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the fiscal period ended September 30, 2001:

                                                                                            Securities
                                                                              Restricted    Underlying      LTIP
                                   Fiscal                       Other Annual   Stock       Options/SARs    Options/     All Other
Name and Principal Position         Year     Salary    Bonus    Compensation    Awards ($)       (#)      (#)Payouts   Compensation
----------------------------------------------------------------------------------------------------------------------------------
Gary Wolfson, CEO                   2002    $ 20,000     -           -          -             500,000        -             -
James Wang, Former CEO/President    2002    $ 78,000     -           -          -             500,000        -             -
James Wang, Former CEO/President    2001    $ 12,000     -           -          -             500,000        -             -
Joseph Ardito Jr. CEO (former)      2001           -     -           -          -                  -         -             -
Joseph Ardito Jr. CEO (former)      2000    $ 45,640     -           -          -                  -         -             -



OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during Fiscal 2002 to the Named Executive Officers.

                                      % of Total
                 Number of Shares    Options Granted   Exercise or
                Underlying Options   to Employees in    Base Price   Expiration
                  Granted (#)           Fiscal Year        ($/Sh)        Date
--------------------------------------------------------------------------------

Gary Wolfson       740,000                 7.9%        $.05 - $.10     July 2007

James Wang       1,700,000                18.2%        $.05 - $.29     July 2007

Ken Shenkman     1,750,000                18.7%        $.05 - $.21     July 2007

Adam Wasserman     240,000                2.6%           $0.35         Exerciced


STOCK OPTIONS HELD AT END OF FISCAL 2002

         The following table indicates the total number and value of exercisable and unexercisable stock options held by Named Executive Officers as of September 30, 2002. No options to purchase stock were exercised by either of the Named Executive Officers in fiscal 2001.


                   Number of Securities                Value of Unexercised
                  Underlying Unexercised             In-the-Money Options
                Options at Fiscal Year-End(#)        at Fiscal Year-End ($)(1)
               --------------------------------    -----------------------------
Name               Exercisable    Unexercisable     Exercisable    Unexercisable
------------      -----------    --------------    --------------  -------------

Gary Wolfson        500,000            0             $ 70,000            $ 0
James Wang        1,150,000            0             $161,000            $ 0
Ken Shenkman      1,200,000            0             $168,000            $ 0
-------------

(1) Based on the OTC Bulletin Board last sales price for our common stock on December 31, 2002 in the amount of $0.14 per share.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2002, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

     Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Genesis Technology Group, Inc., 777 Yamato Rd, Suite 130, Boca Raton FL 33431

     We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

     Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of December 31,2002, there were 31,522,353 shares of our common stock issued and outstanding. The issued and outstanding shares do not include 5,645,000 shares of our common stock issuable upon the exercise of warrants and options.



Names and Address of                Number of shares        Percentage of shares
Beneficial Owner                    Beneficially Owned       Beneficially Owned
----------------                    ------------------       ------------------
Gary Wolfson                        1,000,000 (1)                      3%
James Wang                          1,700,000 (2)                      5%
Kenneth Shenkman                    2,169,500 (3)                      7%
Yongwen Zhuang                      5,000,000                         16%
Fugen Li                            5,000,000                         16%


All executive officers and
directors as a group
(3 persons)                         4,869,500                         15%



(1) Mr. Wolfson's holdings include Options to purchase 500,000 shares of Common Stock, Of his shares, 660,000,000 are held in a trust for Mr. Wolfson's children for which he is one of three Trustees.

(2) Dr. Wang's holdings include Options to purchase 1,200,000 shares of Common Stock.

(3) Dr.Shenkman's holdings include Options to purchase 1,200,000 shares of Common Stock



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James Wang, our previous CEO and our current Chairman, advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At September 30, 2002, the Company owed Jmaes Wang $26,759.



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


On July 15, 2002, the Company filed an 8-K with respect to an Agreement and Plan of Merger and Reorganization between theNETdigest.com, Inc. and the shareholders of Shanghai G-Choice Science & Technology Company Ltd. to sell Genesis' 80% ownership interest in G-Choice to theNetdigest.com,Inc.

Item 14. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's Exchange Act reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Palm Beach, Florida on January 14, 2003.

                                        GENESIS TECHNOLOGY GROUP, INC.


                                        By: /s/ Gary Wolfson
                                        ------------------
                                        Gary Wolfson
                                        Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                      TITLE                            DATE
---------                      -----                            ----

/s/ Gary Wolfson               Chief Executive Officer          January 17, 2003
------------------------     (Principal Executive Officer)
Gary Wolfson



/s/ Adam Wasserman             CFO and Principal Financial      January 17, 2003
------------------------              & Accounting Officer
Adam Wasserman

                         FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                             -----------------------

     The undersigned Chief Executive Officer of Genesis Technology Group, Inc. hereby certifies that:

          1. he has reviewed the report;

          2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

          3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

          4. he and the other certifying officers:

               a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

               b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

               c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

               d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

          5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

          6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                       /S/ GARY WOLFSON                         January 17, 2003
               ------------------------------------
               Gary Wolfson, Chief Executive Officer

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                             -----------------------

     The undersigned Chief Financial Officer of Genesis Technology Group, Inc. hereby certifies that:

          1. he has reviewed the report;

          2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

          3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

          4. he and the other certifying officers:

               a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

               b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

               c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

               d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

          5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

          6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



               /s/ ADAM WASSERMAN                              January 17, 2003
               ----------------------------------------
               Adam Wasserman, Chief Financial Officer

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                    CONTENTS

 Report of Independent Certified Public Accountants..........................F-2

     Consolidated Financial Statements:

         Consolidated Balance Sheet..........................................F-3

         Consolidated Statements of Operations...............................F-4

         Consolidated Statement of Stockholders' Equity (Deficit)............F-5

          Consolidated Statements of Cash Flows..............................F-6

      Notes to Consolidated Financial Statements.....................F-7 to F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Genesis Technology Group, Inc
Boca Raton, Florida


        We have audited the accompanying consolidated balance sheet of Genesis Technology Group, Inc. and Subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended September 30, 2002 and for the nine months ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Technology Group, Inc. and Subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the year ended September 30, 2002 and for the nine months ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                         /s/Sherb & Co., P.C.
                                                 Certified Public Accountants

New York, New York
January 10, 2003

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                 September 30,
                                                                     2002
                                                            -------------------

                                         ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                          $ 57,574
    Marketable equity securities                                        338,565
    Accounts receivable                                                  83,321
    Inventories                                                         187,046
    Prepaid expenses and other                                          340,707
                                                                        -------
        Total Current Assets                                          1,007,213
                                                                        -------


PROPERTY AND EQUIPMENT - Net                                            124,426
                                                                        -------
OTHER ASSETS:
   Goodwill                                                              10,540
   Net assets of discontinued operations                                  4,772
   Other assets                                                           5,612
                                                                        -------

        Total Other Assets                                               20,924
                                                                        -------

        Total Assets                                                $ 1,152,563
                                                                   ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                     $ 270,919
    Accounts payable and accrued expenses                               119,168
    Deferred revenue                                                     15,000
    Due to related party                                                 26,759
                                                                        -------

        Total Current Liabilities                                       431,846
                                                                        -------

MINORITY INTEREST                                                        33,079
                                                                        -------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized;
        no shares issued and outstanding)                                     -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        27,272,353 shares issued and outstanding)                        27,273
    Additional paid-in capital                                       12,412,922
    Accumulated deficit                                             (10,482,620)
    Less: Subscriptions receivable                                     (178,000)
    Accumulated other comprehensive income                           (1,091,937)
                                                                     -----------
        Total Stockholders' Equity                                      687,638
                                                                        -------

        Total Liabilities and Stockholders' Equity                  $ 1,152,563
                                                                    ===========

                 See notes to consolidated financial statements
                                       F-3

       GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the         For the Nine
                                                Year Ended        Months Ended
                                               September 30,      September 30,
                                             -----------------------------------
                                                    2002               2001
                                             ----------------   ----------------

NET REVENUES                                    $ 14,325,651           $ 75,334

COST OF SALES                                     13,153,326                  -
                                                ------------            --------
GROSS PROFIT                                       1,172,325             75,334
                                                ------------            --------

OPERATING EXPENSES:
     Consulting                                      504,223                  -
     Salaries and non-cash compensation              307,420             24,000
     Selling, general and administrative             640,078             50,811
                                                 ------------            -------

        Total Operating Expenses                   1,451,721             74,811
                                                 ------------            -------

(LOSS) INCOME FROM OPERATIONS                       (279,396)               523
                                                 ------------            -------
OTHER INCOME (EXPENSE):
     Loss from sale of marketable securities         (16,352)                 -
     Loss on impairment of goodwill                        -                  -
     Interest expense, net                            (16,241)              389
                                                 ------------            -------

        Total Other Income (Expense)                  (32,593)              389
                                                 ------------            -------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS,
   MINORITY INTEREST, EXTRORDINARY ITEM
   AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE        (311,989)              912
                                                 ------------            -------
DISCONTINUED OPERATIONS:
   Gain from sale of subsidiary                      475,304                  -
   Income (loss) from discontinued operations         10,179            (97,277)
                                                 ------------            -------

        Total Income (Loss) from Discontinued
         Operations                                  485,483            (97,277)
                                                 ------------            -------

INCOME (LOSS)BEFORE MINORITY INTEREST,
 EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                 173,494            (96,365)

MINORITY INTEREST IN INCOME OF SUBSIDIARY             (7,760)                -
                                                 ------------            -------

INCOME (LOSS)LOSS BEFORE EXTRAORDINARY ITEM
AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE           165,734            (96,365)
                                                 ------------            -------

EXTRAORDINARY ITEM:
    Recognition of negative goodwill
    on acquisition, net of taxes                           -            290,003
                                                 ------------            -------

INCOME BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE                                165,734            193,638

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                             (359,379)                -
                                                 ------------            -------

NET (LOSS) INCOME                                  $ (193,645)        $ 193,638
                                                ==============       ===========


BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
   Income (loss) from continuing operations          $ (0.02)            $ 0.01
   Income (loss) from discontinued operations           0.02              (0.01)
   Income from extraordinary item                          -               0.02
   Cumulative effect of accounting change               (0.01)                -
                                                  -----------           --------

   Net (loss) income per common share                $ (0.01)            $ 0.02
                                                  ============          ========

  Weighted Common Shares Outstanding
        - Basic and Diluted                       24,943,991         11,697,764
                                                  ============       ===========

                 See notes to consolidated financial statements
                                       F-4

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                For the Year Ended September 30, 2002 and For the
                      Nine Months Ended September 30, 2001


                                      Common Stock,
                                      $.001 Par Value                                                                     Total
                                    ----------------------      Additional                                             Stockholders'
                                      Number of                  Paid-in     Accumulated Subscriptions Comprehensive     Equity
                                       Shares        Amount      Capital       Deficit     Receivable   Income (Loss)  (Deficit)
                                     ------------- -----------  ------------ ------------ -----------   ------------    ------------

Balance, December 31, 2000             8,034,658       8,035    10,171,741   (10,482,613)          -             -       (302,837)

Contributed capital                            -           -         5,000             -           -             -          5,000

Common stock issued for services         500,000         500        34,500             -           -             -         35,000

Common shares issued in connection    11,112,500      11,113       770,137             -           -             -        781,250
with acquisitions

Exercise of warrants                     315,000         315        39,060             -           -             -         39,375

Common stock issued for debt           1,050,000       1,050       112,259             -           -             -        113,309

Common stock issued for debt           2,602,195       2,602       101,486             -           -             -        104,088
- related parties

Other comprehesive income:
    Net income                                 -           -             -       193,638           -             -        193,638
    Comprehensive income - unrealized
       income on marketable equity -
        secuirities-net of taxes of $0         -           -             -             -           -        13,020         13,020

Total comprehensive income                     -           -             -             -           -             -        206,658
                                      -----------    -------      --------     ---------- -----------    ---------  -------------

Balance, September 30, 2001           23,614,353      23,615    11,234,183   (10,288,975)          -        13,020        981,843

Common shares issued in connection
with acquisitions                        492,000         492       268,268             -           -             -        268,760

Stock options granted to consultants
and employees-                                 -           -       466,402             -           -             -        466,402

Common stock issued for services         750,000         750        87,000             -           -             -         87,750

Shares issued  from exercise
of stock options                       2,553,000       2,553       387,447             -    (178,000)            -        212,000

Common stock issued for debt             263,000         263        24,722             -           -             -         24,985

Common stock retired in connection
with sale of subsidiary                 (400,000)       (400)      (67,600)            -           -             -        (68,000)

Beneficial interest on convertible
note payable                                   -           -        12,500             -           -             -         12,500

Other comprehesive income:
    Net income                                 -           -             -      (193,645)          -             -       (193,645)

    Comprehensive loss - unrealized loss on
    marketable equity secuirities
    -net of taxes of $0                        -           -             -             -           -    (1,104,957)    (1,104,957)

    Total comprehensive loss                   -           -             -             -           -             -     (1,298,602)
                                       ---------       ------   -----------    ---------   ----------  ------------  -------------

Balance, September 30, 2002           27,272,353    $ 27,273    12,412,922  $(10,482,620) $ (178,000) $ (1,091,937)     $ 687,638
                                      ==========   ===========  ==========  ============= =========== ============      ==========

                See notes to consolidated financial statements.
                                       F-5

       GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the       For the Nine
                                                                      Year Ended      Months Ended
                                                                     September 30,    September 30,
                                                                    --------------   --------------
                                                                         2002             2001
                                                                     --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations                           $ (679,128)       $ 290,915
    Adjustments to reconcile income (loss) from continuing
      operations to net cash used in operating activities:
      Depreciation and amortization                                       17,098            9,609
      Loss on sale of marketable securities                               16,352                -
      Grant and exercise of stock options to consultants
         and employees                                                   553,902           39,375
      Common stock issued for services                                    87,750           35,000
      Minority interest                                                  (31,476)               -
      Extraordinary gain  from negative goodwill                            -         (290,003)
      Marketable equity securities received for consulting services     (745,978)               -
      Loss from impairment of goodwill                                   359,379                -
      Beneficial interest on convertible note                             12,500                -
    Changes in assets and liabilities:
      Accounts receivable                                                165,423                -
      Inventories                                                         40,201                -
      Prepaid and other current assets                                    83,110           13,333
      Due from related party                                              18,023           10,000
      Other assets                                                        (4,722)               -
      Accrued payable and accrued expenses                              (343,259)         224,672
      Due to related party                                                26,759                -
      Deferred revenues                                                  (61,500)         (38,333)
                                                                     -----------   --------------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES          (485,566)         294,568
                                                                     -----------   --------------

    Income (loss) from discontinued operations                           485,483          (97,277)
    Adjustments to reconcile income (loss) from discontinued
      operations to net cash used in discontinued operating activities:
        Gain from sale of subsidiary                                    (475,304)               -
        Net increase in net assets from discontinued operations          (17,279)        (317,843)
                                                                     -----------   --------------

NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES                        (7,100)        (415,120)
                                                                      ----------   --------------

NET CASH USED IN OPERATING ACTIVITIES                                   (492,666)        (120,552)
                                                                      ----------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisition                                         106,790          199,616
    Proceeds from sale of marketable securities                           57,088                -
    Investment in marketable equity securities                                 -           (5,000)
    Capital expenditures                                                 (73,831)         (14,290)
                                                                      ----------   --------------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                           90,047          180,326
                                                                      ----------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                          270,919                -
    Capital contribution                                                    -               5,000
    Proceeds from exercise of stock options                              124,500                -
                                                                       ---------   --------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                          395,419            5,000
                                                                        --------   --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUILALENTS                      (7,200)          64,774

CASH AND CASH EQUIVALENTS - beginning of period                           64,774                -
                                                                        --------   --------------

CASH AND CASH EQUIVALENTS - end of period                               $ 57,574         $ 64,774
                                                                      ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
      Noncash investing and financing activities:
        Common stock issued for equipment                                 $   -          $ 12,825
                                                                      ==========       ==========

        Common stock issued for debt                                    $ 24,985        $ 217,397
                                                                      ==========       ==========

        Common stock retired in connection with
          sale of subsidIary                                            $ 68,000             $ -
                                                                      ==========       ==========

        Common stock issued for subscriptions receivable               $ 178,000              $ -
                                                                      ==========       ==========

      Acquisition details:
        Fair value of assets acquired                                $   813,452             $ -
        Liabilities assumed                                          $ (544,692)             $ -
        Common stock issued for acquisitions                         $ (268,760)             $ -
                                                                  --------------    --------------

        Goodwill                                                    $     10,540             $ -
                                                                  --------------    --------------

                 See notes to consolidated financial statements.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES

The Company

Genesis Technology Group, Inc. (the "Company") is a business development firm that specializes in assisting small and mid-sized companies in entering the Chinese market. The Company's strategy includes marketing itself as a resource for these companies in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. As a part of that strategy, the Company has become a member of the Shanghai Technology Stock (Property Rights) Exchange, an organization that promotes the influx of technology into China. The Company also has acquired companies in the U.S. and China for the purposes of further developing these companies, with operational, managerial and financial support. The strategy also envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries.

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

On August 1, 2001, Newage completed the Agreement and Plan of Reorganization and Stock Purchase Agreement entered into on July 23, 2001 with Genesis Systems, Inc., a Minnesota corporation and the shareholders of Genesis, Yongwen Zhuang, Fugen Li and Masterfinancial Group, Inc. As a result of the acquisition, the Company issued 10,312,500 shares of its common stock in exchange for all of the capital stock of Genesis Systems. As part of the transaction, Messrs. Joseph Ardito and Stanley Seigel resigned as officers and/or directors of the Company with Kenneth Shenkman continuing as an officer and director of the Company. In connection with the transaction, Yongwen Zhuang and Fugen Li each received 5,000,000 shares of Common Stock and Masterfinancial Group, Inc. received 312,500 shares of Common Stock of the Company. Genesis Systems, Inc. invests in and operates technology related companies in the U.S., China, Taiwan, Hong Kong and Singapore. Genesis Systems has been in existence since August 2000 and has earned revenues by providing consulting services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing. Genesis' strategy includes the internal development and operation of subsidiaries within the Company family, as well as investment in other technology companies either directly by the Company, or through other venture capital arrangements. Genesis will not operate as an investment company.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

The Company (Continued)

On August 22, 2001, Newage entered into a Stock Purchase Agreement with Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") and the shareholders of G-Choice. G-Choice is a Chinese company with principal offices in Shanghai, China. Under this agreement, the shareholders of G-Choice exchanged 80% of the issued and outstanding capital stock of G-Choice in exchange for 800,000 shares of the Company's common stock. Effective June 30, 2002, the Company sold this subsidiary.

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


Basis of presentation

The consolidated statements include the accounts of Genesis Technology Group, Inc. and its wholly and partially owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Inventory

Inventories, consisting of computer equipment and accessories, are stated at the lower of cost or market utilizing the first-in, first-out method.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, loans and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments.

Income taxes

 Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2002. All marketable securities are classified as available for sale at September 30, 2002. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES (Continued)

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of the Company's Chinese subsidiaries, Zhaoli and Yastock, is the local currency. The financial statements of the subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2002 was not material.

Comprehensive Income (loss)

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the year ended September 30, 2002 and for the nine months ended September 30, 2001 amounted to $(1,298,602) and $206,658, respectively.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of $359,379 to write off the carrying value of Genesis System, Inc.'s goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 on October 1, 2002 did not have a material effect on the Company's results of operations or liquidity.

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on October 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

Recent accounting pronouncements (Continued)

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary.

Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on October 1, 2002 did not have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity (deficit).

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2002, property and equipment consisted of the following:

                                        Estimated Life
         Office Furniture                 7 Years           $          51,943
         Computer Equipment               5 Years                      17,089
         Office Equipment                 5 Years                      90,072
                                                             -----------------
                                                                      159,104

    Less: Accumulated Depreciation                                    (34,678)
                                                             -----------------

                                                                $     124,426
                                                             =================

NOTE 3 - ACQUISITIONS AND DIVESTITURES

On August 1, 2001, the Company completed the Agreement and Plan of Reorganization and Stock Purchase Agreement entered into on July 23, 2001 with Genesis Systems, Inc., a Minnesota corporation and the shareholders of Genesis, Yongwen Zhuang, Fugen Li and Masterfinancial Group, Inc. As a result of the acquisition, the Company issued 10,312,500 shares of its common stock with a fair market value of $701,250 in exchange for all of the capital stock of Genesis Systems. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $359,379. The excess has been applied to goodwill. The results of operations of Genesis Systems, Inc. are included in the accompanying financial statements from August 1, 2001 (effective date of acquisition) to September 30, 2001 and for the year ended September 30, 2002. As of September 30, 2002, the Company determined that the carrying value of its goodwill was impaired due to continuing losses. Also, future positive cash flows could not be estimated. Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of $359,379 to write off the carrying value of Genesis System, Inc.'s goodwill.Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

On August 14, 2001, the Company entered into a Stock Purchase Agreement with PropaMedia, Inc. ("PropaMedia") and the shareholders of PropaMedia. Under this agreement, the Company acquired all of the issued and outstanding capital stock of PropaMedia in exchange for all of the shares of Member Net, Inc., a wholly-owned subsidiary of the Company. Upon effectiveness of the Stock Purchase Agreement, PropaMedia became a wholly-owned subsidiary of the Company and the former shareholders of PropaMedia acquired a wholly-owned interest in Member Net, Inc. from the Company. The Company accounted for this acquisition using the purchase method of accounting. Propamedia began operations in July 2001. In September 2002, the Company decided to discontinue the operations of Propamedia. Propamedia is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 3 - ACQUISITIONS AND DIVESTITURES (Continued)

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Zhaoli Technology Development Company, Limited ("Zhaoli") and Zhaoli's shareholder. Zhaoli is a Chinese company with principal offices in Shanghai, China. Zhaoli is an information technology company that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. Zhaoli also develops proprietary software systems, such as its e-learning software for K-12 education in China. As a result of the acquisition, the Company issued 400,000 shares of its common stock with a fair market value of $220,000 in exchange for 80% of the capital stock of Zhaoli. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $5,651. The excess has been applied to goodwill. The results of operations of Zhaoli are included in the accompanying financial statements from November 15, 2001 (effective date of acquisition) to September 30, 2002.

On December 1, 2001, the Company entered into a Stock Purchase Agreement with Yastock Investment Consulting Company, Limited ("Yastock") and the shareholders of Yastock. Yastock is an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. As a result of the acquisition, the Company issued 92,000 shares of its common stock with a fair market value of $48,760 in exchange for 80% of the capital stock of Yastock. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $4,889. The excess has been applied to goodwill. Subsequently, the Company acquired the remaining 20% of Yastock for $18,000. The results of operations of Zhaoli are included in the accompanying financial statements from December 1, 2001 (effective date of acquisition) to September 30, 2002.

Acquisition and Sale of Subsidiary

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002



NOTE 3 - ACQUISITIONS AND DIVESTITURES (Continued)

Effective June 30, 2002, the Company sold its 80% interest in its subsidiary Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") for 1,549,791 common shares of the NETdigest.com, Inc. ("NET"). As a part of this transaction, G-Choice executive management, which is unaffiliated with Genesis received a total of 8,155,474 shares of NET stock and received from G-Choice an additional 210,526 shares of NET stock in exchange for 400,000 shares of the Company's stock. G-Choice is a Chinese company with principal offices in Shanghai, China. The Company concluded the sale of G-Choice as of June 30, 2002. As a result of the sale of G-Choice, the Company recorded a $475,304 gain from the sale of G-Choice in the quarter ended June 30, 2002. G-Choice is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Genesis Systems, Inc., Zhaoli and Yastock had occurred as of the following periods:

                                          Nine Months Ended      Year Ended
                                          September 30, 2001  September 30, 2002


Net Revenues                                   $   8,772,000       $ 15,946,000
Net Loss from continuing operations            $    (364,000)      $   (257,000)
Net Loss per Share from continuing operations  $        (.01)      $       (.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 4 - LOANS PAYABLE

On April 1, 2002, the Company borrowed $80,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest is payable on April 1, 2003. In the event of default of the loan agreement, the Lender is to receive common shares of the Company at a 25% discount to the average closing price of the previous 20 trading days free trading shares of the Company's common stock equal to the total amount due to the lender. As of September 30, 2002, the loan remains unpaid.

On May 29, 2002, the Company borrowed $50,000 from an individual. The loan bears interest at 10% per annum and is secured by certain marketable securities held by the Company and 200,000 shares of the Company's common stock. All unpaid principal and accrued interest was payable on September 30, 2002. In the event of default of the loan agreement, the Lender is to receive 200,000 common shares. As of September 30, 2002, the Company was in default of this note. Subsequent to September 30, 2002, the Company repaid this loan by giving 100,000 shares of Sense Holdings, Inc. Common stock owned by the Company and 200,000 shares of the Company's common stock.

On July 31, 2002, the Company borrowed $20,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest is payable on January 1, 2003. At the option of the lender, the entire obligation may be repaid with common stock calculated by dividing the amount due by the average closing common stock price for ten days prior to the repayment discounted by 40%, with a maximum price of $0.13 per share. The beneficial conversion feature present in the issuance of this note payable as determined on the date funds were received under the loan agreement totaled $12,500 and was recorded as interest expense and additional paid-in capital. As of September 30, 2002, no conversion had occurred. As of September 30, 2002, the loan remains unpaid.

The Company's Chinese subsidiary, Zhaoli, entered into a loan agreement with a Chinese bank to borrow $120,919. The loan bears interest at a rate of 5.85% per annum and is payable prior to March 29, 2003.


NOTE 5 - DISCONTINUED OPERATIONS

Effective June 30, 2002, the Company sold its 80% interest in its subsidiary Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") and in September 2002, the Company decided to discontinue the operations of Propamedia. The following financial data reflects a summary of operating results for the Company's discontinued operations for the year ended September 30, 2002 and for the nine months ended September 30, 2001.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 5 - DISCONTINUED OPERATIONS

Summary of Operating Results of Discontinued Operations (approximate):

                                             Year Ended       Nine Months Ended
                                          ------------------   -----------------
                                             September 30,       September 30,
                                                  2002                2001
                                         ------------------   -----------------
Revenues ..........................     $    14,021,000         $    1,983,000
Cost of sales.......................         13,668,000              1,845,000
                                            --------------          ------------

Gross profit .......................            353,000                 138,000
Selling, general and administrative expenses    343,000                 235,000
                                              -----------             ----------

Income (loss) from discontinued operations.  $    10,000        $       (97,000)
                                              ===========         ==============

At September 30, 2002, net assets from discontinued operations consisted of cash of $390,000, accounts receivable of $391,000, other assets of $6,300 and accounts payable of $791,000.

NOTE 6 - INCOME TAXES

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

For the period ended September 30, 2002 and 2001, the provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes, the reconciliation is as follows:

Taxes (benefit) computed at statutory rate      $    (232,000)       $   33,000
Income tax benefit utilized (not utilized)            232,000           (33,000)
                                                     ----------       ----------

Net income tax benefit                          $          -         $        -
                                                     ==========        =========

The Company has a net operating loss carryforward for tax purposes totaling approximately $8,600,000 at September 30, 2002 expiring through the year 2021. Listed below are the tax effects of the items related to the Company's net tax asset:

Tax benefit of net operating loss carryforward  $     2,900,000
Valuation allowance                                  (2,900,000)
                                                  --------------

Net deferred tax asset recorded                 $            -
                                                 ==============

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 7 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the year ended September 30, 2002, the Company operated in two reportable business segments - (1) sale of computer equipment and accessories and (2) consulting services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing . The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. The Company did not have any reportable segments for the nine months ended September 30, 2001.

Information with respect to these reportable business segments for the year ended September 30, 2002 is as follows:

--------------------------     ----------      -----------      ---------------
                                Computer       Consulting        Consolidated
                                 Sales          Services           Totals
--------------------------     ----------      -----------      ---------------


Net Revenues               $  13,373,246     $   952,405      $   14,325,651
Gross Profit               $     219,920     $   952,405      $    1,172,325
Operating Expenses         $     213,040     $ 1,238,681      $    1,451,721
Segment net income (loss)  $       4,632     $  (198,277)     $      165,734

For the year ended September 30, 2002, the Company derived approximately 96% of its revenue from its subsidiaries located in the People's Republic of China. Sales and identifiable assets by geographic areas for the year ended September 30, 2002 and as of September 30, 2002, respectively, were as follows:

                                  Sales       Identifiable Assets
                         -----------------     -------------------
     United States       $         622,803     $           396,519
     China                      13,702,848                 756,044
                         -----------------     -------------------

     Total               $      14,325,651     $         1,152,563
                         =================     ===================

NOTE 8 - RELATED PARTY TRANSACTIONS

Due from related party

An officer of the Company advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At September 30, 2002, the Company owed related parties $26,759.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

In April 2001, the Company revalued 315,000 warrants previously issued to an exercise price of $.00 and immediately issued 315,000 shares of its common to stock. Such shares were valued at their market value on the date of issuance at $.12 per share. The Company recorded consulting expense of $39,375 related to these consulting services.

In July 2001, the Company issued 2,602,195 shares of common stock to an officer and a former officer for accrued salaries amounting to $ 104,088.

In August 2001, the Company issued 1,050,000 shares of common stock to certain vendors for debt amounting to $113,309.

In August 2001, the Company issued 10,312,500 and 800,000 shares of common stock in connection with the acquisition of Genesis Systems, Inc and G-Choice, respectively (see note 3).

In August 2001, the Company issued 500,000 shares of its common to stock for services rendered by a consultant. Such shares were valued at their market value on the date of issuance at $.07 per share and recorded consulting expense of $35,000 related to the consulting services.

On October 1, 2001, the Company entered into a one year consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company issued 263,000 shares of common stock for debt. The Company valued these shares at their market value on the date of issuance of $.095 per share and reduced accrued expenses by $24,985 related to these consulting services.

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

On November 15, 2001 and December 1, 2001, the Company issued 400,000 and 92,000 shares of common stock in connection with the acquisition of Zhaoli and Yastock, respectively(see note 2).

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Common Stock - Continued

In March 2002, the Company issued 300,000 and 141,000 shares of common stock to an officer and a consultant, respectively, in connection with exercise of 441,000 stock options for net proceeds of $124,500.

In April 2002, in connection with the exercise of stock options, the Company issued 592,000 shares of common stock to two employees for promissory notes in the amount of $133,000, which is shown in stockholders' equity as a subscription receivable.

In July 2002, in connection with the exercise of stock options, the Company issued 240,000 shares of common stock to a consultant for services rendered. Since the Company did not receive any cash for the exercise of these options, the Company recorded professional fees of $38,400 based on the exercise price of the underlying stock option granted.

On August 5, 2002, the Company entered into a five-month consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company agreed to issue an aggregate of 1,000,000 shares of common stock for services rendered over the contract period unless terminated earlier. During September 2002, the Company terminated this agreement. Accordingly, in connection with this agreement, the Company issued 200,000 shares of common stock for services rendered prior to termination. The Company valued these shares at their market value on the date of issuance of $.16 per share and recorded consulting expense of $32,000 related to the consulting services.

In connection with the sale of a subsidiary, the Company received and cancelled 400,000 shares of the Company's common stock.

In August 2002, in connection with the exercise of 200,000 stock options, the Company issued 200,000 shares of common stock for a promissory note in the amount of $45,000, which is shown in stockholders' equity as a subscription receivable.

In August and September 2002, in connection with consulting agreements, the Company issued 400,000 restricted shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.12 per share and recorded consulting expense of $42,000 and a prepaid expense of $6,000 related to the consulting services.

On September 20, 2002, in connection with the exercise of stock options, the Company issued 980,000 shares of common stock to employees for services rendered. Since the Company did not receive any cash for the exercise of these options, the Company reduced accrued salaries by $49,000 based on the exercise price of the underlying stock options granted.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002



NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Stock Options

On October 31, 2002, the Board of Directors adopted the Company's 2002 Stock Option Plan (the "2002 Plan"). The stated purpose of the 2002 Plan is to provide directors, officers and employees of, and consultants to the Company and its subsidiaries, if any, with additional incentives by increasing their ownership interests in the Company. Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the 2002 Plan. Options may also be granted to directors who are not employed by the Company and consultants providing valuable services to the Company and its subsidiaries. In addition, individuals who have agreed to become an employee of, director of or a consultant to the Company and its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or consultant status. Any incentive option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each Plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The maximum amount of options that may be granted under the 2002 Plan, as amended to date, are options to purchase up to 5,055,000 shares of Common Stock.

In October, 2001, 950,000 options were granted to James Wang with an exercise price of $.29 per share, 1,000,000 options were granted to Kenneth Shenkman with an exercise price of $.21, 240,000 options were granted to Adam Wasserman with an exercise price of $.35 and 200,000 were granted to an employee of the Company with an exercise price of $.16. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the exercise price was greater than the current market value at the date of grant, no compensation expense has been recognized.

On October 1, 2001, the Company issued 500,000 stock options to a consultant for investor relations services. 250,000 of the options were granted with an exercise price of $.25 per shares and 250,000 options were granted at $.50. The options expire on October 1, 2003. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 131 percent; risk-free interest rate of 5.00 percent and an expected holding period of 2 years. In connection with these options, the company recorded consulting expense amounting to $19,750.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Stock Options (Continued)

On January 25, 2002, the Company entered into a one year consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement which commences on February 1, 2002, the Company shall grant 50,000 options per month to purchase shares of common stock for services rendered for an aggregate of 600,000 options. The options have an exercise price of $.35 per share and expire five years from grant date. As of September 30, 2002, the Company has granted 400,000 options under this agreement. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 108 percent; risk-free interest rate of 5.00 percent and an expected holding period of 5 years. In connection with these options, the company recorded consulting expense amounting to $67,050.

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

In March 2002, the Company entered into 12 month consulting agreements and granted an aggregate of 2,000,000 stock options (1,000,000 each) to two consultants for business development and marketing services. These options were granted with an exercise price of $.33 per shares and expired on September 30, 2002. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 108 percent; risk-free interest rate of 5.00 percent and an expected holding period of one-half year. In connection with these options, the company recorded consulting fees of $176,000, which was amortized into consulting expense over the term of the option.

On April 29, 2002, the Company entered into a consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement, the Company granted an aggregate of 300,000 options to purchase shares of common stock for services rendered. The options have an exercise price ranging from $.23 to $.36 per share and expire two years after the registration of the underlying shares. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 75 percent; risk-free interest rate of 5.00 percent and an expected holding period of 5 years. In connection with these options, the Company recorded consulting expense of $25,500 for the year ended September 30, 2002.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002




NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Stock Options (Continued)

On July 31, 2002, in connection with employment agreements, the Company granted 500,000 options each to four employees for an aggregate of 2,000,000 options to acquire 2,000,000 shares of the Company's common stock. The options have an exercise price of $.10 and expire five years from date of grant. In connection with these options, the Company recorded non-cash compensation of $60,000 for the year ended September 30, 2002 under the intrinsic value method of APB 25.

In August 2002, the Company entered into a consulting agreement and granted an aggregate of 400,000 stock options to a consultant for business development and marketing services. These options were granted with an exercise price of $.30 (200,000 options) and $.60 (200,000 options) per share and expire two years after the registration of the underlying shares. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0-percent; expected volatility of 77 percent; risk-free interest rate of 4.00 percent and an expected holding period of one year. In connection with these options, the company recorded consulting fees of $29,000.

On September 5, 2002, the Company entered into a consulting agreement and granted and immediately exercised 200,000 stock options to a consultant for business development and marketing services. These options were granted with an exercise price of $.20 (100,000 options) and $.25 (100,000 options) per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 89 percent; risk-free interest rate of 4.00 percent and an expected holding period of five years. In connection with these options, the company recorded consulting fees of $16,200.

On September 20, 2002, the Company granted and immediately exercised stock options for 980,000 shares of common stock to employees for services rendered. The options had an exercise price of $.04 and expired five years from date of grant. In connection with these options, the Company recorded non-cash compensation of $53,900 for the year ended September 30, 2002 under the intrinsic value method of APB 25.
                                      F-24

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Stock options (Continued)

A summary of the options issued under the employment and consulting agreements as of September 30, 2002 and 2001 and changes during the periods is presented below:


                                     Year Ended September 30, 2002    Nine Months Ended September 30, 2001
                                    -----------------------------     --------------------------------

                                         Number of       Weighted            Number of       Weighted
                                        Options and       Average           Options and      Average
                                          Warrants     Exercise Price         Warrants    Exercise Price
                                       --------------- --------------- ---------------- -----------------
   Stock Options
   Balance at beginning of period            695,000       $     1.09          2,145,000      $     2.00
   Granted                                 9,362,000             0.17            315,000            0.05
   Exercised                              (2,553,000)            0.18           (315,000)           0.05
   Forfeited                              (1,859,000)            0.33         (1,450,000)           2.00
                                       ---------------- --------------- ---------------- ---------------
   Balance at end of period                5,645,000       $     0.33            695,000      $     1.09
                                         =============== ==============   ================ ===============

   Options exercisable at end of
   period                                  5,645,000       $     0.33            695,000      $      1.09
                                         =============== ==============   ================ ================
   Weighted average fair value of                          $     0.17                         $      1.00
   options granted during the period


The following table summarizes information about employee stock options and consultant warrants outstanding at September 30, 2002:

                            Options and Warrants Outstanding                                Options and Warrants Exercisable
          -------------------------------------------------------------------             --------------------------
                                                         Weighted
                                     Number               Average          Weighted            Number            Weighted
                 Range of        Outstanding at          Remaining          Average        Exercisable at         Average
                 Exercise         September 30,         Contractual        Exercise         September 30,        Exercise
                   Price              2002                 Life              Price              2002               Price
                ------------    ------------------    ----------------    ------------    ------------------    ------------
          $       0.25-0.50             2,950,000          2.50 Years  $         0.33             2,950,000  $         0.33
                       0.10             2,000,000          4.90 Years            0.10             2,000,000            0.10
                  0.25-2.25               695,000          4.25 Years            1.09               695,000            1.09
                                ------------------                        ------------    ------------------    ------------
                                        5,645,000                      $         0.33             5,645,000  $         0.33
                                ==================                        ============    ==================    ============

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002



NOTE 10 - CONSULTING AGREEMENT

On March 26, 2002, the Company entered into a consulting agreement with the NETdigest.com, Inc., a publicly-traded company ("Netdigest"), to provide Netdigest with financial assistance in obtaining a suitable merger candidate for Netdigest to acquire and to facilitate reorganization thereafter. As consideration, the Company was paid a consulting fee in the form of 1,052,632 restricted common shares (post split) of Netdigest's publicly traded common stock. In connection with these shares, the Company recorded consulting income of $521,053.


NOTE 11 - COMMITMENTS

Operating Leases

The Company leases office and residential space under leases that expire through January 2006. Additionally, the Company leases space for its Chinese subsidiaries in Shanghai, China. Certain office lease agreements have certain escalation clauses and renewal options. Future minimum rental payments required under these operating leases are as follows:

                   Period Ended September 30, 2003              $101,484
                   Period Ended September 30, 2004                42,432
                   Period Ended September 30, 2005                44,928

Rent expense for the year ended September 30, 2002 and for the nine months ended September 30, 2001 was $81,896 and $32,638, respectively.

Employment agreements

Effective July 31, 2002, the Company entered into an employment agreement with its chairman and president. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the Chairman terminates the agreement, and contains confidentiality clauses. As consideration for the Chairman's services, the Company has agreed to a base salary of $108,000 per annum, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the annual salary shall be adjusted upwardly by 5%. In addition, the Chairman was granted stock options to purchase the Company's common stock at a price of $0.10 per share. After one year of service, the Chairman will be granted an additional 500,000 options at a 60% discount to market price, defined as the average closing price for the 20 trading days prior to the exercise date.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 11 - COMMITMENTS (Continued)

Employment agreements (Continued)

Effective July 31, 2002, the Company entered into an employment agreement with its chief executive officer ("CEO"). The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the CEO terminates the agreement, and contains confidentiality clauses. As consideration for the CEO's services, the Company has agreed to a base salary of $120,000 per annum, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the annual salary shall be adjusted upwardly by 5%. In addition, the CEO was granted stock options to purchase the Company's common stock at a price of $0.10 per share. After one year of service, the CEO will be granted an additional 500,000 options at a 60% discount to market price, defined as the average closing price for the 20 trading days prior to the exercise date.

Effective July 31, 2002, the Company entered into an employment agreement with a director and vice president of corporate affairs. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the director terminates the agreement, and contains confidentiality clauses. As consideration for the Vice President's services, the Company has agreed to a base salary of $84,000 per annum, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the annual salary shall be adjusted upwardly by 5%. In addition, the Vice President was granted stock options to purchase the Company's common stock at a price of $0.10 per share. After one year of service, the Vice President will be granted an additional 500,000 options at a 60% discount to market price, defined as the average closing price for the 20 trading days prior to the exercise date.

Effective July 31, 2002, the Company entered into an employment agreement with an employee. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employees' services, the Company has agreed to a base salary of $96,000 per annum, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the annual salary shall be adjusted upwardly by 5%. In addition, the employee was granted stock options to purchase the Company's common stock at a price of $0.10 per share. After one year of service, the employee will be granted an additional 500,000 options at a 60% discount to market price, defined as the average closing price for the 20 trading days prior to the exercise date.

NOTE 12 - LEGAL PROCEEDINGS

Master Financial Group, Inc. v Genesis Systems, Inc. (Court File No. 62-C7-01-000832) was filed on February 14, 2001, against Genesis Systems, Inc., a subsidiary of Genesis Technology Group, in the County of Ramsey, Minnesota, seeking to rescind a stock subscription agreement made with Genesis Systems, Inc.In October 2002, this lawsuit was dismissed without prejudice. The dismissal of the lawsuit did not have any material impact on the Company's business and financial performance. Other than that, the Company is not a party to any material legal proceeding, nor are any of the Company's officers, directors or affiliates, a party adverse to us in any legal or regulatory proceeding.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 13 - OPERATING RISK

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

(b) Products risk

In addition to competing with other computer and electronics equipment companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Remnibi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

NOTE 14 - SUBSEQUENT EVENTS

On October 7, 2002, the Company entered into a six-week consulting agreement with a third party for business development and investor relations services. In connection with this consulting agreement, the Company issued 600,000 restricted shares of common stock.

On October 21, 2002, the Company entered into a one-year consulting agreement with a third party for business development services. In connection with this agreement, the Company granted 720,000 stock options to purchase 720,000 shares of the Company's common stock at $.07 per share. In January 2003, the consultant exercised these options for net proceeds of $49,900.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 14 - SUBSEQUENT EVENTS (Continued)

In December 2002, in connection with the granting and immediate exercise of 750,000 stock options, the Company issued 750,000 shares of common stock to a consultant for a promissory note in the amount of $100,000 which will be shown in stockholders' equity as a subscription receivable.

On December 2, 2002, the Company entered into a one-year consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 1,000,000 stock options to purchase 1,000,000 shares of the Company's common stock at $.15 per share.

On December 31, 2002, the Company entered into a six-month consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 500,000 stock options to purchase 500,000 shares of the Company's common stock at $.10 per share. In January 2003, the consultant exercised these options for net proceeds of $50,000.

In December 2002, the Company granted and immediately exercised stock options for 1,000,000 and 250,000 shares of common stock to employees and a consultant, respectively, for services rendered.

In connection with a consulting agreement dated January 25, 2002, the Company granted 200,000 options to purchase shares of common stock for services rendered. The options have an exercise price of $.35 per share and expire five years from grant date.

On November 2002, in connection with a consulting agreement with a third party, the Company issued 180,000 restricted shares of common stock for services rendered and to be rendered in the future.