Form 10-Q
period 2002-12-31
GENESIS TECHNOLOGY GROUP INC
filed 2003-02-14
CIK 1091164

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               December 31, 2002
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





                           777 Yamato Road, Suite 130
                            Boca Raton, Florida 33431
               (Address of principal executive offices)(Zip code)

                                 (561) 988-9880
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2003: 32,322,353 shares of common stock, $.001 par value per share.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED December 31, 2002
                                      INDEX



PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet
                  December 31, 2002 (Unaudited)................................3
      Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended December 31, 2002 and 2001........4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended December 31, 2002 and 2001........5

      Notes to Consolidated Financial Statements............................6-15

      Item 2 - Management's Discussion and Analysis and
               Plan of Operation...........................................15-25

      Item 3 - Control Procedures.............................................25


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................25

      Item 2 - Changes in Securities and Use of Proceeds...................25-27

      Item 3 - Default upon Senior Securities.................................28

      Item 4 - Submission of Matters to a Vote of Security Holders............28

      Item 6 - Exhibits and Reports on Form 8-K...............................28

      Signatures..............................................................29

              GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                   December 31,
                                                                       2002
                                                             -------------------
                                                                    (Unaudited)
                                        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                          $ 91,412
    Marketable equity securities                                        284,087
    Accounts receivable                                                 152,892
    Inventories                                                         104,571
    Prepaid expenses and other                                          408,212
                                                                       --------

        Total Current Assets                                          1,041,174
                                                                      ---------

PROPERTY AND EQUIPMENT - Net                                            123,766

OTHER ASSETS:
   Goodwill                                                              10,540
   Net assets of discontinued operations                                  4,788
   Other assets                                                          11,621
                                                                       --------

        Total Other Assets                                               26,949
                                                                       --------

        Total Assets                                                $ 1,191,889
                                                                    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                    $ 220,919
    Accounts payable and accrued expenses                              178,052
    Deferred revenue                                                     3,750
    Due to related party                                                34,567
                                                                       --------
        Total Current Liabilities                                      437,288
                                                                       --------
MINORITY INTEREST                                                       33,079

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized;
        no shares issued and outstanding)                                   -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        31,122,353 shares issued and outstanding)                       31,123
    Additional paid-in capital                                      13,071,057
    Accumulated deficit                                            (10,900,956)
    Less: Deferred compensation                                       (118,667)
    Less: Subscriptions receivable                                    (288,000)
    Accumulated other comprehensive loss                            (1,073,035)
                                                                     ----------
        Total Stockholders' Equity                                     721,522
                                                                     ----------
        Total Liabilities and Stockholders' Equity                 $ 1,191,889
                                                                     ==========

                 See notes to consolidated financial statements
                                       -3-

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                For the Three Months Ended
                                                       December 31,
                                             -----------------------------------
                                                     2002               2001
                                              ----------------   ---------------

                                                 (Unaudited)        (Unaudited)

NET REVENUES                                     $ 5,276,670        $ 2,263,273

COST OF SALES                                      5,151,953          1,846,450
                                              ----------------   --------------
GROSS PROFIT                                         124,717            416,823
                                              ----------------   ---------------
OPERATING EXPENSES:
     Consulting                                      235,251             11,184
     Salaries and non-cash compensation              107,770             35,320
     Selling, general and administrative             184,885             94,385
                                              ----------------   ---------------

        Total Operating Expenses                     527,906            140,889
                                              ----------------   ---------------

(LOSS) INCOME FROM OPERATIONS                       (403,189)           275,934
                                              ----------------   ---------------
OTHER INCOME (EXPENSE):
     Loss from sale of marketable securities         (12,667)           (41,251)
     Interest (expense) income, net                   (2,496)               164
                                              ----------------   ---------------

        Total Other Income (Expense)                 (15,163)           (41,087)
                                              ----------------   ---------------

(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS  AND
      MINORITY NTEREST                               (418,352)          234,847
                                              ----------------   ---------------
DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations             16             49,502
                                              ----------------   ---------------
        Total Income (Loss) from
        Discontinued Operations                           16             49,502
                                              ----------------   ---------------

LOSS BEFORE MINORITY INTEREST,                      (418,336)           284,349


MINORITY INTEREST IN INCOME OF SUBSIDIARY                 -             (57,066)
                                              ----------------   ---------------

NET (LOSS) INCOME                                  $ (418,336)        $ 227,283
                                              ===============    ===============


BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
   Income (loss) from continuing operations          $ (0.02)            $ 0.01
   Income (loss) from discontinued operations           0.00               0.00
                                              ----------------   ---------------

   Net (loss) income per common share                 $ (0.02)           $ 0.01
                                              ================   ===============

      Weighted Common Shares Outstanding
         - Basic and Diluted                      28,528,875         24,092,636
                                              ================   ===============


        See notes to consolidated financial statements
                             -4-

          GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Three Months Ended
                                                                                 December 31,
                                                                        -----------------------------
                                                                          2002                2001
                                                                        -----------      ---------------
                                                                        (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations                             $ (418,352)        $ 177,781
    Adjustments to reconcile income (loss) from continuing
      operations to net cash used in operating activities:
      Depreciation and amortization                                           5,894               500
      Loss on sale of marketable securities                                  12,667            41,251
      Grant and exercise of stock options to consultants and employees      131,218            19,750
      Common stock issued for services                                      102,200            23,750
      Minority interest                                                           -            57,066
      Marketable equity securities received for consulting services          (4,000)                -
    Changes in assets and liabilities:
      Accounts receivable                                                   (69,571)           84,659
      Inventories                                                            82,475            (9,987)
      Prepaid and other current assets                                      (67,505)           26,174
      Due from related party                                                      -            (1,255)
      Other assets                                                           (6,009)                -
      Accrued payable and accrued expenses                                  199,884          (106,268)
      Deferred revenues                                                     (11,250)          (76,500)
                                                                     ---------------   ---------------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES              (42,349)          236,921
                                                                     ---------------   ---------------

    Income from discontinued operations                                          16            49,502
    Adjustments to reconcile income from discontinued
      operations to net cash used in discontinued operating activities:
        Net increase in net assets from discontinued operations                 (16)          (46,163)
                                                                     ---------------   ---------------

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATING ACTIVITIES                  -             3,339
                                                                     ---------------   ---------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         (42,349)          240,260
                                                                     ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisition                                                  -           106,790
    Proceeds from sale of marketable securities                              13,713            21,040
    Capital expenditures                                                     (5,234)             (843)
                                                                     ---------------   ---------------


NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                               8,479           126,987
                                                                     ---------------   ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party                                               7,808                 -
    Decrease in subscriptions receivable                                     10,000                 -
    Proceeds from exercise of stock options                                  49,900                 -
                                                                     ---------------   ---------------


NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                              67,708                 -
                                                                     ---------------   ---------------


NET INCREASE IN CASH AND CASH EQUILALENTS                                    33,838           367,247

CASH AND CASH EQUIVALENTS - beginning of period                              57,574            64,774
                                                                     ---------------   ---------------


CASH AND CASH EQUIVALENTS - end of period                                  $ 91,412         $ 432,021
                                                                     ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
      Noncash investing and financing activities:
        Marketable securities exchanges for debt                           $ 51,000               $ -
                                                                     ===============   ===============

        Common stock issued for debt                                      $ 140,000               $ -
                                                                     ===============   ===============

        Common stock and stock subscriptions receivable cancelled         $ 70,000               $ -
                                                                     ===============   ===============

        Common stock issued for subscriptions receivable                  $ 190,000               $ -
                                                                     ===============   ===============


      Acquisition details:
        Fair value of assets acquired                                           $ -         $ 813,452
                                                                     ===============   ===============

        Liabilities assumed                                                     $ -        $ (544,692)
                                                                     ===============   ===============

        Common stock issued for acquisitions                                    $ -        $ (268,760)
                                                                     ===============   ===============

        Goodwill                                                                $ -          $ 10,540
                                                                     ===============   ===============


                 See notes to consolidated financial statements.
                                      -5-

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

The Company

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2002 and notes thereto contained in the Transition Report on Form 10-KSB of Genesis Technology Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results for the full fiscal year ending September 30, 2003.

Net income (loss) per share

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at December 31, 2002. All marketable securities are classified as available for sale at December 31, 2002. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2002
                                   (UNAUDITED)


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

The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2002 was not material.

Reclassifications

Certain prior periods balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity (deficit).

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2002
                                   (UNAUDITED)


NOTE 2 - ACQUISITIONS AND SALE OF SUBSIDIARY

Acquisitions

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Zhaoli Technology Development Company, Limited ("Zhaoli") and Zhaoli's shareholder. Zhaoli is a Chinese company with principal offices in Shanghai, China. Zhaoli is an information technology company that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. Zhaoli also develops proprietary software systems, such as its e-learning software for K-12 education in China. As a result of the acquisition, the Company issued 400,000 shares of its common stock with a fair market value of $220,000 in exchange for 80% of the capital stock of Zhaoli. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $5,651. The excess has been applied to goodwill. The results of operations of Zhaoli are included in the accompanying financial statements for the three months ended December 31, 2002 and from November 15, 2001 (effective date of acquisition) to December 31, 2001.

On December 1, 2001, the Company entered into a Stock Purchase Agreement with Yastock Investment Consulting Company, Limited ("Yastock") and the shareholders of Yastock. Yastock is an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. As a result of the acquisition, the Company issued 92,000 shares of its common stock with a fair market value of $48,760 in exchange for 80% of the capital stock of Yastock. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $4,889. The excess has been applied to goodwill. Subsequently, the Company acquired the remaining 20% of Yastock for $18,000. For the three months ended December 31, 2001, the results of operations of Zhaoli are included in the accompanying financial statements from December 1, 2001 (effective date of acquisition) to December 31, 2001.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Zhaoli and Yastock had occurred as of the following periods:

                                                             Three Months Ended
                                                              December 31, 2001
                                                             -------------------

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2002
                                   (UNAUDITED)



NOTE 2 - ACQUISITIONS AND SALE OF SUBSIDIARY(Continued)

Sale of Subsidiary

Effective June 30, 2002, the Company sold its 80% interest in its subsidiary Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") for 1,549,791 common shares of the NETdigest.com, Inc. ("NET"). As a part of this transaction, G-Choice executive management, which is unaffiliated with Genesis received a total of 8,155,474 shares of NET stock and received from the Company an additional 210,526 shares of NET stock in exchange for 400,000 shares of the Company's stock. G-Choice is a Chinese company with principal offices in Shanghai, China. The Company concluded the sale of G-Choice as of June 30, 2002. For the three months ended December 31, 2001, G-Choice is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

NOTE 3 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended December 31, 2002 and 2001, the Company operated in two reportable business segments - (1) sale of computer equipment and accessories and (2) consulting services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing . The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2002
                                   (UNAUDITED)

NOTE 3 - SEGMENT INFORMATION (Continued)

Information with respect to these reportable business segments for the three months ended December 31, 2002 is as follows:

                    ----------------- -------------------- ---------------------
                       Computer and        Consulting       Consolidated
                      Equipment Sales        Services           Totals
                   ----------------- -------------------- ---------------------

Net Revenues           $    5,223,480     $      53,190    $    5,276,670
Gross Profit           $       71,527     $      53,190    $      124,717
Segment profit (Loss)
  from operations      $    (420,696)     $       2,360    $    (418,336)

For the three months ended December 31, 2002, the Company derived approximately 99% of its revenue from its subsidiaries located in the People's Republic of China. Sales and identifiable assets by geographic areas for the three months ended December 31, 2002 and as of December 31, 2002, respectively, were as follows:


                                     Sales       Identifiable Assets

      United States        $          49,750     $         377,516
      China                        5.226,920               814,383
                           -----------------     -----------------

      Total                $       5,276,670     $       1,191,899
                           =================     =================

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from/to related party

Occasionally, the Company borrows funds from an officer of the Company. The advances are non-interest bearing and are payable on demand. At December 31, 2002, the Company owed an officer of the Company $34,567.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2002
                                   (UNAUDITED)

NOTE 5 - LOANS PAYABLE

On April 1, 2002, the Company borrowed $80,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest is payable on April 1, 2003. In the event of default of the loan agreement, the Lender is to receive common shares of the Company at a 25% discount to the average closing price of the previous 20 trading days free trading shares of the Company's common stock equal to the total amount due to the lender. As of December 31, 2002, the loan remains unpaid.

On May 29, 2002, the Company borrowed $50,000 from an individual. The loan bears interest at 10% per annum and is secured by certain marketable securities held by the Company and 200,000 shares of the Company's common stock. All unpaid principal and accrued interest was payable on September 30, 2002. On October 2, 2002, the Company repaid this loan and all unpaid interest by giving 100,000 shares of Sense Holdings, Inc. Common stock owned by the Company and 200,000 shares of the Company's common stock.

On July 31, 2002, the Company borrowed $20,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest is payable on January 1, 2003. At the option of the lender, the entire obligation may be repaid with common stock calculated by dividing the amount due by the average closing common stock price for ten days prior to the repayment discounted by 40%, with a maximum price of $0.13 per share. The beneficial conversion feature present in the issuance of this note payable as determined on the date funds were received under the loan agreement totaled $12,500 and was recorded as interest expense and additional paid-in capital. As of December 31, 2002, no conversion had occurred. As of December 31, 2002, the loan remains unpaid.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2002
                                   (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Common stock

In October 2002, a former employee returned 200,000 shares of common stock. Accordingly, the Company cancelled its subscription receivable related to these in amount of $70,000. In connection with this transaction, the Company recorded additional consulting expense of $21,388.

On October 3, 2002, in connection the settlement of debt with a third party, the Company issued 200,000 restricted shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.10 per share and recorded consulting expense of $20,000.

On October 7, 2002, in connection with a consulting agreement with a third party, the Company issued 600,000 restricted shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.095 per share and recorded consulting expense of $57,000 related to the consulting services.

On October 31, 2002, in connection with the exercise of stock options, the Company issued 720,000 shares of common stock to a consultant for net proceeds of $49,900.

On November 2002, in connection with a consulting agreement with a third party, the Company issued 180,000 restricted shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.14 per share and recorded consulting expense of $25,200 related to the consulting services.

On December 19, 2002, in connection with the exercise of stock options, the Company issued 750,000 shares of common stock to a consultant for a subscription receivable of $100,000.

On December 24, 2002, in connection with the exercise of stock options, the Company issued 600,000 shares of common stock to a consultant for a subscription receivable of $90,000.

On December 31, 2002, in connection with the exercise of stock options, the Company issued 1,000,000 shares of common stock to employees for services rendered. Since the Company did not receive any cash for the exercise of these options, the Company reduced accrued salaries by $140,000 based on the exercise price of the underlying stock options granted.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2002
                                   (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Stock options

On January 25, 2002, the Company entered into a one year consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement which commences on February 1, 2002, the Company shall grant 50,000 options per month to purchase shares of common stock for services rendered for an aggregate of 600,000 options. The options have an exercise price of $.35 per share and expire five years from grant date. For the three months ended December 31, 2002, the Company granted 150,000 additional options under this agreement. As of December 31, 2002, the Company has granted 550,000 options under this agreement. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0-percent; expected volatility of 77 percent; risk-free interest rate of 4.50 percent and an expected holding period of 5 years. For the three months ended December 31, 2002, in connection with these options, the Company recorded consulting expense amounting to $10,450.

During October 2002, the Company entered into a consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 720,000 stock options to purchase 720,000 shares of the Company's common stock at $.13 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 77 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 0.50 years. In connection with these options, the Company recorded consulting expense of $80,880 at December 31, 2002.

On December 2, 2002, the Company entered into a one-year consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted an aggregate of 1,000,000 options to purchase shares of common stock for services rendered. The options have an exercise price of $.15. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 96 percent; risk-free interest rate of 4.50 percent and an expected holding period of 2 years. In connection with these options, the Company recorded consulting expense of $6,333 for the three months ended December 31, 2002 and deferred compensation of $69,667 at December 31, 2002, which will be amortized over the service period.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2002
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Stock options (Continued)

On December 18, 2002, the Company entered into a consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 750,000 options to purchase shares of common stock for services rendered. The options have an exercise price of $.15 per share and expire in 45 days. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 96 percent; risk-free interest rate of 4.50 percent and an expected holding period of 0.25 years. In connection with these options, the Company recorded consulting expense of $11,500 for the three months ended December 31, 2002 and deferred compensation of $23,000 at December 31, 2002, which will be amortized over the service period.

In December 2002, 1,000,000 options were granted to officers and employees of the Company with an exercise price of $.14. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the exercise price was greater than the current market value at the date of grant, no compensation expense has been recognized. In December 2002, these options were exercised.

On December 31, 2002, the Company entered into a six-month consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 500,000 stock options to purchase 500,000 shares of the Company's common stock at $.10 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 96 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 0.10 years. In connection with these options, the Company recorded deferred compensation expense of $26,000 at December 31, 2002, which be amortized over the service period. In January 2003, the consultant exercised these options for net proceeds of $50,000.

A summary of outstanding options and warrants at December 31, 2002 are as follows:


                             Shares          Range of    Remaining     Average
                           Underlying        Exercise   Contractual    Exercise
                            Warrants         Price         Life         Price
                          -----------     --------------  ----------  ---------
Outstanding at September   5,645,000     $   0.25-0.25     1 to 5 yrs    0.33
30, 2002

Granted                   4,120,000        0.07-0.35      .5 to 5 yrs    0.13
Expired                          (0)             0.00                       -
Exercised                (3,070,000)        0.07-0.15                    0.12
                          -----------     --------------             ----------
Outstanding at
December  31, 2002        6,695,000      $  0.10-2.25                     .31
                         ============   ================              =========

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2002
                                   (UNAUDITED)



NOTE 7 - SUBSEQUENT EVENT

In January 2003, the Company granted 300,000 stock options at an exercise prices ranging from $.10 to $.12 and immediately issued 300,000 common shares for debt and services rendered.

In January 2003, the Company granted 50,000 and 250,000 options to a consultant for services rendered and debt.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Genesis Technology Group, Inc. for the year ended September 30, 2002 and notes thereto contained in the Report on Form 10-KSB of Genesis Technology Group, Inc. as filed with the Securities and Exchange Commission.

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

         We currently have 3 active subsidiary companies. We own 80% of one computer hardware and software manufacturer/distributor located in Shanghai China. We own 100% of two consulting companies, one in the U.S. and one in China. We own 85% of an inactive biotechnology-marketing firm that is located in the Unites States.

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

         Unlike traditional biotechnology companies which can spend millions of dollars on research and development of new products, Biosystems seeks unique products that are fully developed or in the final stages of development. Biosystems will then attempt to commercialize and market these products via licensing agreements, with particular emphasis on introducing these products to China and the Pacific Rim. There can be no assurances that products will be acquired or developed or that Biosystems will have sufficient financial resources to bring these products to market. As of December 31, 2002, Biosystems had no material operating activity.

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

CONSULTING ACTIVITIES

         In addition to overseeing the operation of its subsidiaries, we have been growing our cross-pacific consulting business. Management believes that China's entrance into the WTO offers a unique opportunity for Genesis to secure itself a position as a leader in the growing market for cross-pacific products, technology, capital, and property exchange. To that end, we market our self to other U.S. firms interested in Chinese partnerships for manufacturing and distribution of a variety of products in China, with a strong focus on the Life and Health Science arena

         We currently have nine clients under contract. We are assisting these clients in penetrating the Chinese market for the purposes of product and solutions sales, distribution, manufacturing, and/or research and development. To aid in achieving these goals, we signed on as a U.S. representative of the Shanghai Technology Stock (Property Rights) Exchange (STSE). STSE is a technology transfer exchange sponsored by the Shanghai Municipal Government with independent corporate qualifications. STSE is essentially a vehicle for the transfer of technology and property rights into China. As a representative of the STSE, we can directly introduce American companies and individuals who would like to sell or license intellectual property to a Chinese partner, or use technology to form a joint venture in China, to the STSE for purposes of listing their technologies or intellectual properties. Our clients pay a monthly retainer and a success fee based on any completed transactions, a portion of which goes to the STSE. In addition, the standard Genesis contract calls for the company to receive ongoing compensation by clients via a percentage of any licensing fees or an equity position in any joint ventures/partnerships formed with Chinese entities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

REVENUES AND COSTS BY SEGMENT:

         For the three months ended December 31, 2002, we had consolidated revenues of $5,276,670 as compared to $2,263,273 for the three months ended December 31, 2001. This increase resulted from the acquisition of our subsidiaries and is outlined below.

Genesis Technology Group, Inc.

         Revenue for the three months ended December 31, 2002 was $34,500 as compared to $16,250 for the three months ended December 31, 2001. This revenue was generated from consulting services.

         For the three months ended December 31, 2002, we incurred consulting fees of $232,751 as compared to $11,184 for the three months ended December 31, 2001. For the three months ended December 31, 2002, consulting fees expense was attributable to the granting of stock options and issuance of common shares to consultants for marketing and business development activities. For the three months ended December 31, 2002, we incurred salary expense of $107,770 as compared to $3,320 for the three months ended December 31, 2001. The increase in salary expense was attributable to the hiring of key personnel to support our current business plan. For the three months ended December 31, 2002, other selling, general and administrative expenses consisted of rent of $15,943 and other expenses such as professional fees and office expenses of $68,670. For the three months ended December 31, 2001, other selling, general and administrative expenses consisted of rent of $1,924 and other expenses such as professional fees and office expenses of $10,890.

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001 (Continued)

Genesis Systems, Inc.

         Revenue for the three months ended December 31, 2002 from Genesis Systems, Inc. was $15,250 as compared to $76,500 of revenue for the three months ended December 31, 2001. This revenue was generated from consulting service in which we received stock or cash for services. The decrease was attributable the fact that we shifted our focus to our parent company, Genesis Technology Group, Inc

         For the three months ended December 31, 2002, operating expenses of our Genesis Systems subsidiary consisted of salaries of $-0-, rent of $2,819, and other general and administrative expenses amounting to $13,274. Additionally, we recorded a realized loss from the sale of marketable securities received for consulting services of $16,222 for the three months ended December 31, 2002. For the three months ended December 31, 2001, other selling, general and administrative expenses of our Genesis Systems subsidiary consisted of salaries of $32,000, rent of $7,169, and other general and administrative expenses amounting to $35,660.

Yastock

         Revenue for the three months ended December 31, 2002 from Yastock was $3,440 as compared to $287,188 for the three months ended December 31, 2001. This revenue was generated from consulting services and software licensing fees.

         Other selling, general and administrative expenses consisting of salaries, commissions, accounting fees and office rent amounted to $21,012 for the three months ended December 31, 2002 as compared to $2,587. We have incurred additional marketing costs associated with increased business development efforts.

Zhaoli

         Revenue for the three months ended December 31, 2002 were $5,223,480 as compared to $1,883,335 from acquisition (November 15, 2001) to December 31, 2001 from our subsidiary Zhaoli, a Chinese company. This revenue was generated from sales of printers, copiers, network equipment and software licensing fees. Cost of sales for Zhaoli for the three months ended December 31, 2002 amounted to $5,151,953 or 98.6% of net sales as compared to $1,846,450 or 98% of net sales for the period from acquisition (November 15, 2001) to December 31, 2001.

         For the three months ended December 31, 2002, other selling, general and administrative expenses amounted to $69,167 as compared to $36,155 for the period from acquisition (November 15, 2001) to December 31, 2001. Other selling, general and administrative expenses consisted of salaries, rent and other expenses.

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001 (Continued)

Discontinued Operations

         For the three months ended December 31, 2002, we had income from discontinued operations of $16 related to the discontinuation of our Propamedia and eSpectus subsidiary as compared to income from discontinued operations of $49,502 for the three months ended December 31, 2001.

Overall

         We reported a loss from operations for the three months ended December 31, 2002 of $(418,336) compared to income from operations for the three months ended December 31, 2001 of $227,283. Additionally, we reported income from discontinued operations for the three months ended December 31, 2002 of $16 as compared to a income from discontinued operations of $49,502 for the three months ended December 31, 2001.

         This translates to an overall per-share loss of $(.02) for the three months ended December 31, 2002 compared to per share income of $.01 for the three months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, we had cash and equivalents balance of $91,412. As of December 31, 2002, our cash position by geographic area is as follows:

           Cash
           United States     $         6,625
           China                      84,787
                             ---------------

           Total             $        91,412
                             ===============

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

         At December 31, 2002, our Company had stockholders' equity of $721,522. Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

         Net cash used in operations was $(42,349) for the three months ended December 31, 2002 as compared to net cash provided by operations of $240,260 for the three months ended December 31, 2001. The difference is due to the implementation of our new business model and the acquisition of our subsidiaries between August and December 2001.

         Net cash provided by investing activities for the three months ended December 31, 2002 was $8,479 as compared to $126,987 for the three months ended December 31, 2001. For the three months ended December 31, 2001, we received cash acquired from acquisitions of $106,790 compared to cash acquired of $-0-for the three months ended December 31, 2002. For the three months ended December 31, 2002, we received $13,713 from the sale of marketable securities offset by cash used for capital expenditures of $(5,234). For the three months ended December 31, 2001, we received $21,040 from the sale of marketable securities offset by cash used for capital expenditures of $(843).

         Net cash provided by financing activities were $67,708 for the three months ended December 31, 2002 as compared to $-0- for the three months ended December 31, 2001 and related to proceeds from the exercise of stock options and related party loans of $59,900 and $7,808, respectively. .

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

            In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Our management, under the supervision and with the participation of our chief executive officer and principal financial and accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and principal financial and accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

          There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


Part II - OTHER INFORMATION

Item 1.Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

Preferred stock

         The Company is authorized to issue 20,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common stock

         In October 2002, a former employee returned 200,000 shares of common stock. Accordingly, the Company cancelled its subscription receivable related to these in amount of $70,000. In connection with this transaction, the Company recorded additional consulting expense of $21,388.

         On October 3, 2002, in connection the settlement of debt with a third party, the Company issued 200,000 restricted shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.10 per share and recorded consulting expense of $20,000.

         On October 7, 2002, in connection with a consulting agreement with a third party, the Company issued 600,000 restricted shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.095 per share and recorded consulting expense of $57,000 related to the consulting services.

            On October 31, 2002, in connection with the exercise of stock options, the Company issued 720,000 shares of common stock to a consultant for net proceeds of $49,900.

         On November 2002, in connection with a consulting agreement with a third party, the Company issued 180,000 restricted shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.14 per share and recorded consulting expense of $25,200 related to the consulting services.

            On December 19, 2002, in connection with the exercise of stock options, the Company issued 750,000 shares of common stock to a consultant for a subscription receivable of $100,000.

            On December 24, 2002, in connection with the exercise of stock options, the Company issued 600,000 shares of common stock to a consultant for a subscription receivable of $90,000.

            On December 31, 2002, in connection with the exercise of stock options, the Company issued 1,000,000 shares of common stock to employees for services rendered. Since the Company did not receive any cash for the exercise of these options, the Company reduced accrued salaries by $140,000 based on the exercise price of the underlying stock options granted.

Stock options

         On January 25, 2002, the Company entered into a one year consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement which commences on February 1, 2002, the Company shall grant 50,000 options per month to purchase shares of common stock for services rendered for an aggregate of 600,000 options. The options have an exercise price of $.35 per share and expire five years from grant date. For the three months ended December 31, 2002, the Company granted 150,000 additional options under this agreement. As of December 31, 2002, the Company has granted 550,000 options under this agreement. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0-percent; expected volatility of 77 percent; risk-free interest rate of 4.50 percent and an expected holding period of 5 years. For the three months ended December 31, 2002, in connection with these options, the Company recorded consulting expense amounting to $10,450.

         During October 2002, the Company entered into a consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 720,000 stock options to purchase 720,000 shares of the Company's common stock at $.13 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 77 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 0.50 years. In connection with these options, the Company recorded consulting expense of $80,880 at December 31, 2002.

         On December 2, 2002, the Company entered into a one-year consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted an aggregate of 1,000,000 options to purchase shares of common stock for services rendered. The options have an exercise price of $.15. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 96 percent; risk-free interest rate of 4.50 percent and an expected holding period of 2 years. In connection with these options, the Company recorded consulting expense of $6,333 for the three months ended December 31, 2002 and deferred compensation of $69,667 at December 31, 2002, which will be amortized over the service period.

         On December 18, 2002, the Company entered into a consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 750,000 options to purchase shares of common stock for services rendered. The options have an exercise price of $.15 per share and expire in 45 days. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 96 percent; risk-free interest rate of 4.50 percent and an expected holding period of 0.25 years. In connection with these options, the Company recorded consulting expense of $11,500 for the three months ended December 31, 2002 and deferred compensation of $23,000 at December 31, 2002, which will be amortized over the service period.

         In December 2002, 1,000,000 options were granted to officers and employees of the Company with an exercise price of $.14. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the exercise price was greater than the current market value at the date of grant, no compensation expense has been recognized. In December 2002, these options were exercised.

On December 31, 2002, the Company entered into a six-month consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 500,000 stock options to purchase 500,000 shares of the Company's common stock at $.10 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 96 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 0.10 years. In connection with these options, the Company recorded deferred compensation expense of $26,000 at December 31, 2002, which be amortized over the service period. In January 2003, the consultant exercised these options for net proceeds of $50,000.

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

Item 6.           Exhibits and Reports on Form 8-K

      (1)         Exhibits

Exhibit
Number              Description
-----------         ----------------

99.1              Certification by Chief Executive Officer

99.2              Certification by Chief Financial Officer

(1) Incorporated by reference to the company's current report form 8-K filed on 9/12/01
(2) Incorporated by reference to the company's current report form 8-K filed on 10/17/01
(3) Incorporated by reference to the company's current report form 8-K filed on 1/14/02


(2) Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized

GENESIS TECHNOLOGY GROUP, INC.


SIGNATURE                      TITLE                                DATE
------------------           ----------                          --------

/s/ Gary Wolfson           Chief  Executive Officer           February 13, 2003
-------------------
Gary Wolfson

/s/ Adam Wasserman           CFO and Principal Financial      February 13, 2003
-------------------          and Accounting Officer
Adam Wasserman

CERTIFICATIONS

I, Gary Wolfson, the Chief Executive Officer of Genesis Technology Group, Inc.
        certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Genesis Technology Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

                                      /s/ Gary Wolfson
                                      --------------------------------------
                                      Gary Wolfson, Chief Executive Officer

CERTIFICATIONS

I, Adam Wasserman, Chief Financials Officer of Genesis Technology Group, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Genesis Technology Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

                                  /s/ Adam Wasserman
                                  -----------------------------------------
                                  Adam Wasserman, Chief Financial Officer