Form 10-Q
period 2003-03-31
GENESIS TECHNOLOGY GROUP INC
filed 2003-05-21
CIK 1091164

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



        For the fiscal quarter ended:               March 31, 2003
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

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 20, 2003:32,517,353 outstanding shares of common stock, $.001 par value per share.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED March 31, 2003
                                      INDEX



                                                                          Page

PART I - FINANCIAL INFORMATION

 Item 1 - Consolidated Financial Statements

 Consolidated Balance Sheet
             March 31, 2003 (Unaudited).......................................3
 Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended March 31, 2003 and 2002...............4
 Consolidated Statements of Cash Flows (Unaudited)
             For the Three Months Ended March 31, 2003 and 2002...............5

 Notes to Consolidated Financial Statements................................6-12

 Item 2 - Management's Discussion and Analysis and Plan of Operation......13-21

 Item 3 - Controls and Procedures............................................22


PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings..................................................22

 Item 2 - Changes in Securities and Use of Proceeds..........................22

 Item 3 - Default upon Senior Securities.....................................23

 Item 4 - Submission of Matters to a Vote of Security Holders................23

 Item 6 - Exhibits and Reports on Form 8-K................................23-24

 Signatures..................................................................25

 Certifications...........................................................26-27

                    GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET



                                                                    March 31,
                                                                      2003
                                                                  ------------
                                                                  (Unaudited)
                                        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                        $ 262,303
    Marketable equity securities                                       279,837
    Accounts receivable                                                 45,536
    Inventories                                                         31,378
    Prepaid expenses and other                                         414,440

        Total Current Assets                                         1,033,494

PROPERTY AND EQUIPMENT - Net                                           122,078

OTHER ASSETS:
   Goodwill                                                             10,540
   Other assets                                                         34,946

        Total Other Assets                                              45,486

        Total Assets                                               $ 1,201,058


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                    $ 220,919
    Accounts payable and accrued expenses                              176,000
    Due to related party                                                32,151

        Total Current Liabilities                                      429,070

MINORITY INTEREST                                                       33,079

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized;
        no shares issued and outstanding)                                    -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        32,517,353 shares issued and outstanding)                       32,518
    Additional paid-in capital                                      13,323,704
    Accumulated deficit                                            (11,206,304)
    Less: Deferred compensation                                       (140,224)
    Less: Subscriptions receivable                                    (195,850)
    Accumulated other comprehensive loss                            (1,074,935)

        Total Stockholders' Equity                                     738,909

        Total Liabilities and Stockholders' Equity                 $ 1,201,058


                    See notes to consolidated financial statements

       GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            For the Three Months Ended         For the Six Months Ended
                                                                   March 31,                           March 31,
                                                            ----------------------------      ----------------------------
                                                                 2003            2002             2003            2002
                                                              -------------  -------------     ------------   -------------
                                                               (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)
NET REVENUES                                                     $ 5,881,487    $ 3,140,343     $ 11,158,157    $ 5,403,616

COST OF SALES                                                      5,673,501      2,962,918       10,825,454      4,809,368

GROSS PROFIT                                                         207,986        177,425          332,703        594,248

OPERATING EXPENSES:
     Consulting                                                      138,451         71,501          373,702         82,685
     Salaries and non-cash compensation                              113,067         36,000          220,837         71,320
     Selling, general and administrative                             259,863        126,122          444,748        220,507

        Total Operating Expenses                                     511,381        233,623        1,039,287        374,512

(LOSS) INCOME FROM OPERATIONS                                       (303,395)       (56,198)        (706,584)       219,736

OTHER INCOME (EXPENSE):
     Loss from sale of marketable securities                             763         (2,483)         (11,904)       (43,734)
     Interest (expense) income, net                                   (2,380)            62           (4,876)           226

        Total Other Income (Expense)                                  (1,617)        (2,421)         (16,780)       (43,508)

(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS  AND
      MINORITY NTEREST                                              (305,012)       (58,619)        (723,364)       176,228

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations                           (336)        59,706            (320)        109,208

        Total Income (Loss) from Discontinued Operations                (336)        59,706            (320)        109,208

LOSS BEFORE MINORITY INTEREST,                                       (305,348)        1,087        (723,684)        285,436

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                   -        49,525              -          (7,541)

NET (LOSS) INCOME                                                  $ (305,348)     $ 50,612      $ (723,684)      $ 277,895



BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
   Income (loss) from continuing operations                        $    (0.01)     $  (0.00)        $ (0.02)      $    0.01
   Income (loss) from discontinued operations                           (0.00)         0.00           (0.00)           0.00

   Net (loss) income per common share                              $    (0.01)     $   0.00         $ (0.02)      $    0.01


      Weighted Common Shares Outstanding - Basic and Diluted        31,667,600    24,359,486      30,351,117     24,182,397


                 See notes to consolidated financial statements

          GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                        For the Six Months Ended
                                                                                March 31,
                                                                     ---------------------------------
                                                                          2003              2002
                                                                     ---------------   ---------------
                                                                      (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations                             $ (723,364)        $ 168,687
    Adjustments to reconcile income (loss) from continuing
      operations to net cash used in operating activities:
      Depreciation and amortization                                           4,133             2,765
      Loss on sale of marketable securities                                  11,904            43,734
      Grant and exercise of stock options to consultants and employees      273,864            60,193
      Common stock issued for services                                       56,000            23,750
      Minority interest                                                           -           (30,565)

    Changes in assets and liabilities:
      Accounts receivable                                                    37,785            40,397
      Inventories                                                           155,668            (2,578)
      Prepaid and other current assets                                      (73,733)           77,069
      Due from related party                                                      -            18,023
      Other assets                                                          (29,334)                -
      Accrued payable and accrued expenses                                  197,832          (227,669)
      Deferred revenues                                                     (15,000)          (76,500)
                                                                     ---------------   ---------------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES             (104,245)           97,306
                                                                     ---------------   ---------------

    Income from discontinued operations                                        (320)          109,208
    Adjustments to reconcile income from discontinued
      operations to net cash used in discontinued operating activities:
        Net increase in net liabilities from discontinued operations          4,772           613,702
                                                                     ---------------   ---------------

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATING ACTIVITIES              4,452           722,910
                                                                     ---------------   ---------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         (99,793)          820,216
                                                                     ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisition                                                  -           106,790
    Proceeds from sale of marketable securities                              12,826            21,040
    Increase in marketable securities                                             -          (171,203)
    Capital expenditures                                                     (1,785)          (29,338)
                                                                     ---------------   ---------------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                              11,041           (72,711)
                                                                     ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party                                               5,392                 -
    Proceeds from exercise of stock options                                 288,089           124,500
                                                                     ---------------   ---------------


NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                             293,481           124,500
                                                                     ---------------   ---------------


NET INCREASE IN CASH AND CASH EQUILALENTS                                   204,729           872,005

CASH AND CASH EQUIVALENTS - beginning of period                              57,574            64,774
                                                                     ---------------   ---------------


CASH AND CASH EQUIVALENTS - end of period                                 $ 262,303         $ 936,779
                                                                     ===============   ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
      Noncash investing and financing activities:
        Marketable securities exchanges for debt                           $ 51,000               $ -
                                                                     ===============   ===============

        Common stock issued for debt                                      $ 140,000               $ -
                                                                     ===============   ===============

        Common stock and stock subscriptions receivable cancelled         $ 137,317               $ -
                                                                     ===============   ===============

        Common stock issued for subscriptions receivable                  $ 269,100               $ -
                                                                     ===============   ===============


      Acquisition details:
        Fair value of assets acquired                                           $ -         $ 813,452
                                                                     ===============   ===============

        Liabilities assumed                                                     $ -        $ (544,692)
                                                                     ===============   ===============

        Common stock issued for acquisitions                                    $ -        $ (268,760)
                                                                     ===============   ===============

        Goodwill                                                                $ -          $ 10,540
                                                                     ===============   ===============



         See notes to consolidated financial statements.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

The Company

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2002 and notes thereto contained in the Transition Report on Form 10-KSB of Genesis Technology Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the results for the full fiscal year ending September 30, 2003.

Net income (loss) per share

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at March 31, 2003. All marketable securities are classified as available for sale at March 31, 2003. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are show as long-term assets.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)


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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2003, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.27 RMB.

The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2003 was not material.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity (deficit).

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 2 - ACQUISITIONS AND SALE OF SUBSIDIARY

Acquisitions

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Zhaoli Technology Development Company, Limited ("Zhaoli") and Zhaoli's shareholder. For the six months ended March 31, 2002, the results of operations of Zhaoli are included in the accompanying financial statements from November 15, 2001 (effective date of acquisition) to March 31, 2002.

On December 1, 2001, the Company entered into a Stock Purchase Agreement with Yastock Investment Consulting Company, Limited ("Yastock") and the shareholders of Yastock. For the six months ended March 31, 2002, the results of operations of Yastock are included in the accompanying financial statements from December 1, 2001 (effective date of acquisition) to March 31, 2002.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Zhaoli and Yastock had occurred as of the beginning of the following periods:

                                                            Six Months Ended
                                                             March 31, 2002
                                                          -------------------

Net Revenues                                              $         7,017,000
Net Income from continuing operations                     $           158,000
Net Income per Share from continuing operations           $               .01

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Sale of Subsidiary

Effective June 30, 2002, the Company sold its 80% interest in its subsidiary Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") for 1,549,791 common shares of the NETdigest.com, Inc. ("NET"). The Company concluded the sale of G-Choice as of June 30, 2002. For the six months ended March 31, 2002, G-Choice is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)



NOTE 3 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended March 31, 2003 and 2002, the Company operated in two reportable business segments - (1) sale of computer equipment and accessories and (2) consulting services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing . The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the six months ended March 31, 2003 is as follows:

                               -----------------   --------------  -------------
                                  Computer and       Consulting    Consolidated
                                 Equipment Sales      Services        Totals
                               -----------------   -------------   -------------

Net Revenues                   $   10,989,842     $   168,315    $  11,158,157
Gross Profit                   $      168,315     $   164,388    $     332,703
Segment profit income (Loss)
   from operations             $        5,097     $  (728,866)   $   (723,769)





For the six months ended March 31, 2003, the Company derived approximately 99% of its revenue from its subsidiaries located in the People's Republic of China. Sales and identifiable assets by geographic areas as of March 31, 2003 and for the six months ended March 31, 2003 were as follows:

                                     Sales     Identifiable Assets

      United States        $         161,175   $         447,254
      China                       10,996,982             748,539
                           -----------------   -----------------

      Total                $      11,158,157   $       1,195,793
                           =================   =================

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS

Due from/to related party

Occasionally, the Company borrows funds from an officer of the Company. The advances are non-interest bearing and are payable on demand. At March 31, 2003, the Company owed an officer of the Company $32,151.

NOTE 5 - LOANS PAYABLE

On April 1, 2002, the Company borrowed $80,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest is payable on April 1, 2003. In the event of default of the loan agreement, the Lender is to receive free trading shares of the Company's common stock at a 25% discount to the average closing price of the previous 20 trading days equal to the total amount due to the lender. As of March 31, 2003, the loan remains unpaid.

On July 31, 2002, the Company borrowed $20,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest was payable on January 1, 2003. At the option of the lender, the entire obligation may be repaid with common stock calculated by dividing the amount due by the average closing common stock price for ten days prior to the repayment discounted by 40%, with a maximum price of $0.13 per share. The beneficial conversion feature present in the issuance of this note payable as determined on the date funds were received under the loan agreement totaled $12,500 and was recorded as interest expense and additional paid-in capital. As of March 31, 2003, no conversion had occurred. As of March 31, 2003, the loan remains unpaid.

The Company's Chinese subsidiary, Zhaoli, entered into a loan agreement with a Chinese bank to borrow $120,919. The loan bears interest at a rate of 5.85% per annum and is payable prior to March 31, 2003. As of the date of this report the loan has not been repaid.


NOTE 6 - STOCKHOLDERS' EQUITY

Preferred stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY (continued)

Common stock

On January 3, 2003, the Company entered into an agreement with a public relations company. The term of this agreement was for forty-five (45) days; the Company issued such consultant 400,000 restricted shares of its common stock for these services. The Company valued these shares at the fair market value on the date of the agreement or $0.14 per share and recorded consulting expense of $56,000.

 On January 7, 2003, the Company issued 800,000 shares of its common stock relating to the exercise of options held by certain employees and consultants. The Company received $50,000 in proceeds from this issuance and offset by $13,688 in certain debts.

On February 19, 2003, the Company issued 700,000 shares of its common stock relating to the exercise of stock options. The Company received proceeds of $33,250 and has a subscription receivable of $45,850.

Stock options

On December 18, 2002, the Company entered into a consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 750,000 options to purchase shares of common stock for services rendered. The options have an exercise price of $.15 per share and expire in 45 days. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 96 percent; risk-free interest rate of 4.50 percent and an expected holding period of 0.25 years. The Company valued these options based on the above factors at $34,500. On December 19, 2002, these options were exercised and the Company issued 750,000 shares of its common stock. In connection with these options, on February 6, 2003, the consultant returned 505,000 shares of the Company's common stock due to the cancellation of this agreement. Through the date of cancellation the Company had expensed $11,500 as consulting expense. The Company expensed the remaining balance of its deferred expense related to this agreement of $23,000 to consulting expense. Additionally, the Company wrote off the remaining subscription receivable from this consultant of $4,848 to consulting expense.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Stock options (Continued)

On January 25, 2002, the Company entered into a one year consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement which commences on February 1, 2002, the Company shall grant 50,000 options per month to purchase shares of common stock for services rendered for an aggregate of 600,000 options. The options have an exercise price of $.35 per share and expire five years from grant date. For the six months ended March 31, 2003, the Company granted 200,000 additional options under this agreement. As of March 31, 2003, the Company has granted 600,000 options under this agreement. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 77 percent; risk-free interest rate of 4.50 percent and an expected holding period of 5 years. For the six months ended March 31, 2003, in connection with these options, the Company recorded consulting expense amounting to $14,840.

On January 7, 2003, the Company granted 50,000 options to an employee for services rendered, these options were immediately exercised. The Company recorded $5,000 in compensation expense relating to this issuance of these options.

On January 7, 2003, the Company granted 250,000 options to a consultant for debt and services rendered. The Company recorded compensation of $21,312 and offset $13,688 of debt against the exercise price of these options.

On January 23, 2003, the Company entered into a one-year agreement with a consultant. The consultant received 1,000,000 options to purchase shares of the Company's common stock at an exercise price of $0.11 per share. The Company valued these shares at approximately $0.09 per share and recorded compensation expense relating to this issuance of options of $15,312 and deferred consulting expenses of $76,558. This consultant exercised 700,000 of these options on February 19, 2003 (see Common stock).

A summary of outstanding options and warrants at March 31, 2003 are as follows:


                        Shares      Range of         Remaining         Average
                      Underlying    Exercise        Contractual       Exercise
                       Warrants      Price             Life             Price
                     -----------   ------------    -------------     ---------
Outstanding at        5,645,000    $ 0.25-0.50      1 to 5 yrs           0.33
September 30, 2002

Granted               5,420,000      0.07-0.35     .5 to 5 yrs           0.13
Expired                     (0)           0.00                              -
Exercised           (4,570,000)      0.07-0.15                            0.12
                     -----------   ------------                       ---------
Outstanding at
March 31, 2003       6,495,000    $  0.10-2.25                            0.31
                     ===========  ==============                      =========

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

OVERVIEW

         Genesis Technology Group Inc. ("Genesis" or the "Company") is an international business development firm that specializes in assisting companies in penetrating the Chinese market for business development as well as in assisting Chinese companies in penetrating the US market or listing in the US public market. We are a resource for companies that desire expertise in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. As a part of that strategy, the company is a member of the Shanghai Technology Stock (Property Rights) Exchange, an organization that promotes the influx of technology into China.

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

         We currently have three active subsidiary companies. We own 80% of one computer hardware and software manufacturer/distributor located in Shanghai China. We own 100% of two consulting companies, one in the U.S. and one in China. We own 85% of an inactive biotechnology-marketing firm that is located in the Unites States.

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

         On November 15, 2001, we acquired 80% of Shanghai Zhaoli Technology Development Company, Limited (Zhaoli"), an Information Technology enterprise that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. In addition to hardware sales and service, the company focuses much of its resources on the development of proprietary software systems, such as its e-learning software for K-12 education in China. Zhaoli has approximately 65 employees at seven branches and exclusive stores in Shanghai and a strong and growing presence throughout eastern areas of China. The increase in sales mainly resulted from increasing demand from the market, as the Chinese government will require all companies to issue all transaction receipts and invoices by using a printer and a computer in order to smooth its tax collections by July 1, 2003. Zhaoli expects its sales will be increased significantly in the near future due to this new regulation. Zhaoli is planning to increase its sales, as well as increase its profit margin. Hardware has been low profit margin business historically. Zhaoli is working with its parent company, Genesis, to bring more software development and sales in order to increase its profit margin.

         On December 1, 2001, we acquired 80% of Yastock Investment Consulting Company, Limited ("Yastock"), an investment consulting firm located in Shanghai, China that specializes in consulting for Chinese and American companies in a number of areas, including financial, public relations, corporate management, corporate strategic evaluations and human resources. In addition to its ongoing business, Yastock's management oversees all of Genesis' operations in China and is important source of financial and operational support for our Chinese subsidiaries. On January 1, 2002, we acquired the remaining 20% of Yastock, making it a wholly owned subsidiary. Yastock has 15 part and full-time employees.
         Yastock is also managing the seat that Genesis Technology Group, Inc. has with the Shanghai Technology Stock Exchange. Shanghai Technology Stock (Property Rights) Exchange (STSE) was founded in December 1999 and is sponsored by the Shanghai Municipal Government with independent corporate qualifications. STSE was established to promote the commercialization of technological innovations, to solve bottleneck problems in combining technological, industrial, and financial capitals, and to actively construct operational and exit mechanisms for venture investments. STSE has both a physical exchange located in Shanghai and data mining techniques that target licensees' interests using its two-way delivery system. In 2000 and 2001, over 2,500 transactions were completed with over $12 billion in transaction volume through its 363 members that control over $24 billion in capital. The STSE is a specialized equity capital market to serve all of China. It provides services in property rights and equity financing for companies looking to enter China markets.

         The STSE provides flexible and convenient financing and investment services for various enterprises by means of technology rights and ownership. STSE supports the advancement of technological innovation, and brings optimal allocation of hi-tech and social resources, as well as the combination of talented people and tremendous networks. Genesis is the first member of the exchange in the U.S. As a trust member on the exchange, Genesis can directly introduce technology companies and owners to the exchange and generate earnings via success fees on completed transactions with those companies. Genesis will focus its initial efforts on working with companies in the U.S that want to expand their business via China. In addition, Genesis will enjoy preferential policies issued by the Shanghai and Chinese national governments for introducing new and high technologies into China. Under the landmark agreement, Genesis and STSE are planning to form a joint venture to launch a similar physical property rights exchange in the U.S. This joint venture will be the exclusive authorized representative for STSE in the US. For more information in English about the Shanghai Technology Stock (Property Rights) Exchange, please visit www.saviaq.com/english/index.asp In addition, Yastock serves Chinese companies that wish to enter both the general market and the public market in the United States. In addition, Yastock has developed its own joint ventures and projects in the areas of Internet wireless messaging for lottery information (http://www.zc8888.com), gasoline replacement fuel, software development and so on. It is expected that such projects or joint ventures will generate significant cash flow in the near future.


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

         Management has utilized a successful means of developing Western clients for purposes of technology transfer and investment in China. We abide by an "RCD" development formula and an "RSE" fee formula. The former enables the Company to recruit prospective clients (R), close on those that are deemed good candidates for business in China (C), and delivering enforceable, profitable contracts (D). The secondary function, as it rewards Genesis, manifests in client contracts, which require a retainer (R), success fee (S), and often an equity position (E) in any resultant Sino-Western entity.

         Among those Genesis contract clients who have benefited from this time-tested business model are: Viragen International, Dynegy Energy,Enviro Voraxial Technology, Inc, Mark Capital Management, Inc., Flowers Chemical Laboratories, Sarlo Power Mowers, Custom Biologicals Inc., Frank Medical Systems, Powerbetter (UK), Agronix, Inc., Kane, Laduzinsky, & Mendoza, LTD., Ayiko (Europe), eProtea (Malaysia), Shanghai Dongda Insurance Brokerage Company, Ltd., and others.

         Historically, such contracts should generate an average benefit of $250,000 to the Company, not including accumulated equity positions in private and public entities in China. The latter holdings are designed to gain a ground-floor position in dozens of companies, some of which could reach substantial value in the Asian and Western stock markets.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

REVENUES AND COSTS BY SEGMENT:

         For the six months ended March 31, 2003, we had consolidated revenues of $11,158,157 as compared to $5,403,616 for the six months ended March 31, 2002. This increase resulted from the acquisition of our subsidiaries and is outlined below.

Genesis Technology Group, Inc.

         Revenue for the six months ended March 31, 2003 was $145,875 as compared to $16,250 for the six months ended March 31, 2002. This revenue was generated from consulting services.

         For the six months ended March 31, 2003, we incurred consulting fees of $371,202 as compared to $72,685 for the six months ended March 31, 2002. For the six months ended March 31, 2003, consulting fees expense was attributable to the granting of stock options and issuance of common shares to consultants for marketing and business development activities. For the six months ended March 31, 2003, we incurred salary expense of $220,837 as compared to $15,320 for the six months ended March 31, 2002. The increase in salary expense was attributable to the hiring of key personnel to support our current business plan. For the six months ended March 31, 2003, other selling, general and administrative expenses consisted of rent of $42,500 and other expenses such as professional fees and office expenses of $176,524. For the six months ended March 31, 2003, other selling, general and administrative expenses consisted of rent of $3,297 and other expenses such as professional fees and office expenses of $65,577.

Genesis Systems, Inc.

         Revenue for the six months year ended March 31, 2003 from Genesis Systems, Inc. was $19,000 as compared to $176,500 of revenue for the six months ended March 31, 2002. This revenue was generated from consulting service in which we received stock or cash for services. The decrease was attributable the fact that we shifted our focus to our parent company, Genesis Technology Group, Inc

         For the six months ended March 31, 2003, operating expenses of our Genesis Systems subsidiary consisted of salaries of $-0-, rent of $2,820, consulting fees of $2,500 and other general and administrative expenses amounting to $19,115. Additionally, we recorded a realized loss from the sale of marketable securities received for consulting services of $16,222 for the six months ended March 31, 2003. For the six months ended March 31, 2002, other selling, general and administrative expenses of our Genesis Systems subsidiary consisted of salaries of $56,000, rent of $12,478, consulting fees of $10,000 and other general and administrative expenses amounting to $49,119.

Yastock

         Revenue for the six months ended March 31, 2003 from Yastock was $7,140 as compared to $326,107 for the six months ended March 31, 2002. This revenue was generated from consulting services and software licensing fees.

         Other selling, general and administrative expenses consisting of salaries, commissions, accounting fees and office rent amounted to $43,945 for the six months ended March 31, 2003 as compared to $82,170. We have incurred additional marketing costs associated with increased business development efforts.

Zhaoli

         Revenue for the six months ended March 31, 2003 were $10,989,842 as compared to $4,894,759 to March 31, 2002 from our subsidiary Zhaoli, a Chinese company. This revenue was generated from sales of printers, copiers, network equipment and software licensing fees. The increase in sales mainly resulted from increasing demand from the market, as the Chinese government will require all companies to issue all transaction receipts and invoices by using a printer and a computer in order to smooth its tax collections by July 1, 2003. Cost of sales for Zhaoli for the six months ended March 31, 2003 amounted to $10,825,454 or 98.5% of net sales as compared to $4,809,368 or 98.3% of net sales for the six months ended March 31, 2002.

         For the six months ended March 31, 2003, other selling, general and administrative expenses amounted to $158,063 as compared to $82,170 for the period from acquisition (November 15, 2001) to March 31, 2003. Other selling, general and administrative expenses consisted of salaries, rent and other expenses.

Discontinued Operations

         For the six months ended March 31, 2003, we had a loss from discontinued operations of $405 related to the discontinuation of our Propamedia and eSpectus subsidiaries as compared to income from discontinued operations of $109,208 for the six months ended March 31, 2002.

Overall

         We reported a loss from operations for the six months ended March 31, 2003 of $(706,584) compared to income from operations for the six months ended March 31, 2002 of $219,736. Additionally, we reported a loss from discontinued operations for the six months ended March 31, 2003 of $405 as compared to an income from discontinued operations of $109,208 for the six months ended March 31, 2002.

         This translates to an overall per-share loss of ($.02) for the six months ended March 31, 2003 compared to per share income of $.01 for the six months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we had cash and equivalents balance of $262,303. As of March 31, 2003, our cash position by geographic area is as follows:

           Cash
           United States     $        52,428
           China                     209,875
                             ----------------

           Total             $       262,303
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

         At March 31, 2003, our Company had stockholders' equity of $738,909. Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

         Net cash used in operations was $(102,245) for the six months ended March 31, 2003 as compared to net cash provided by operations of $97,306 for the six months ended March 31, 2002. The difference is due to the implementation of our new business model and the acquisition of our subsidiaries between August and December 2001.

         Net cash provided by investing activities for the six months ended March 31, 2003 was $11,041 as compared to net cash used in investing activities for the six months ended March 31, 003 of $72,711. For the six months ended March 31, 2003, we received $16,963 from the sale of marketable securities offset by cash used for capital expenditures of $(1,785).

         Net cash provided by financing activities were $293,481 for the six months ended March 31, 2003 as compared to $124,500 for the six months ended March 31, 2002 and related primarily to proceeds from the exercise of stock options and related party loans of $288,089 and $5,392, respectively.

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

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on the Company's financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

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

         Although Chinese governmental policies were introduced in 1996 to allow the convertibility of renminbi into foreign currency for current account items, conversion of renminbi into foreign exchange for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People's Bank of China. These approvals, however, do not guarantee the availability of foreign currency. The Company cannot be sure that the Company will be able to obtain all required conversion approvals for its operations; or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of the renminbi in the future. Because a significant amount of its revenues are in the form of renminbi, its inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit its ability to utilize revenue generated in renminbi to fund its business activities outside PRC.

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

(e) Our future performance is dependent on its ability to retain key personnel

         Our performance is substantially dependent on the performance of our senior management. In particular, the Company's success depends on the continued efforts of our senior management to maintain all contact with our Chinese subsidiaries. The Company's inability to retain senior management could have a material adverse effect on our prospects, businesses, Chinese operations, financial conditions and share price.

(f) The Severe Acute Respiratory Syndrome (SARS)

The recent SARS outbreak in China may have a material impact on the company ongoing business. The current travel safety and health concerns may delay scheduled trips by our clients to China, thereby impeding their planning initiatives in China. As a result, the company business could be impacted negatively.

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


                           Part II - OTHER INFORMATION

Item 1.Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         Common stock

            On January 3, 2003, the Company entered into an agreement with a public relations company. The term of this agreement was for forty-five (45) days; the Company issued such consultant 400,000 144 restricted shares of its common stock for these services. The Company valued these shares at the fair market value on the date of the agreement or $0.14 per share and recorded consulting expense of $56,000.

            On January 7, 2003, the Company issued 800,000 shares of its common stock relating to the exercise of options held by certain employees and consultants. The Company received $50,000 in proceeds from this issuance and offset $13,688 in certain debts.

            On February 19, 2003, the Company issued 700,000 shares of its common stock relating to the exercise of stock options. The Company received proceeds in the aggregate of $33,250 and has a subscription receivable of $45,850.

        The issuance of the securities was to consultants and employees that were sophisticated investors with sufficient resource. Such transactions were in compliance with Section 4 of the Securities Act of 1934

         Stock options

         On January 25, 2002, the Company entered into a one year consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement which commences on February 1, 2002, the Company shall grant 50,000 options per month to purchase shares of common stock for services rendered for an aggregate of 600,000 options. The options have an exercise price of $.35 per share and expire five years from grant date. For the six months ended March 31, 2003, the Company granted 200,000 additional options under this agreement. As of March 31, 2003, the Company has granted 600,000 options under this agreement. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 77 percent; risk-free interest rate of 4.50 percent and an expected holding period of 5 years. For the six months ended March 31, 2003, in connection with these options, the Company recorded consulting expense amounting to $14,840.

On January 7, 2003, the Company granted 50,000 options to an employee for services rendered, these options were immediately exercised. The Company recorded $5,000 in compensation expense relating to this issuance of these options.

On January 7, 2003, the Company granted 250,000 options to a consultant for debt and services rendered. The Company recorded compensation of $21,312 and offset $13,688 of debt against the exercise price of these options.

On January 23, 2003, the Company entered into a one-year agreement with a consultant. The consultant received 1,000,000 options to purchase shares of the Company's common stock at an exercise price of $0.11 per share. The Company valued these shares at approximately $0.09 per share and recorded compensation expense relating to this issuance of options of $15,312 and deferred consulting expenses of $76,558. This consultant exercised 700,000 of these options on February 19, 2003 (see Common stock).

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

       The company will hold its annual meeting on May 30, 2003. Proxy votes for 5 members of board of directors, management compensation, and a possible change to business development firm were sent to all shareholders of the common stock.


Item 5. Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

      (1)         Exhibits

Exhibit
Number              Description
-----------         ----------------
99.1              Certification by Chief Executive Officer

99.2              Certification by Chief Financial Officer



(2) Reports on Form 8-K

          None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on May 20, 2003.


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


SIGNATURE                      TITLE                                DATE
------------------           ----------                           --------

/s/ Gary Wolfson        Chief  Executive Officer                May 20, 2003
------------------
Gary Wolfson

/s/ Adam Wasserman      CFO and Principal Financial             May 20, 2003
-------------------      and Accounting Officer
Adam Wasserman

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

Date: May 20, 2003
                                      /s/ Gary Wolfson
                                      --------------------------------------
                                      Gary Wolfson, Chief Executive Officer

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

Date: May 20, 2003
                                  /s/ Adam Wasserman
                                  -----------------------------------------
                                  Adam Wasserman, Chief Financial Officer