Form 10-Q
period 2003-06-30
GENESIS TECHNOLOGY GROUP INC
filed 2003-08-19
CIK 1091164

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



            For the fiscal quarter ended:               June 30, 2003
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

                                    Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2003 35,255,353 outstanding shares of common stock, $.001 par value per share.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2003
                                      INDEX


                                                                           Page

PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheet
              June 30, 2003 (Unaudited)................................       3
   Consolidated Statements of Operations (Unaudited)
              For the Three and Nine Months Ended June 30, 2003 and 2002... 4 Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended June 30, 2003 and 2002...........     5

   Notes to Consolidated Financial Statements..........................    6-12

   Item 2 - Management's Discussion and Analysis or Plan of Operation.... 13-23

   Item 3 - Controls and Procedures.......................................   23


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.........................................    24

      Item 2 - Changes in Securities and Use of Proceeds................     24

      Item 3 - Default upon Senior Securities..........................   24-25

      Item 4 - Submission of Matters to a Vote of Security Holders.....   25-26

      Item 5 - Other Information......................................    27-30

      Item 6 - Exhibits and Reports on Form 8-K..........................    31

      Signatures........................................................     31

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                      June 30,
                                                                        2003
                                                               ----------------
                                                                   (Unaudited)
                                         ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                         $ 244,342
    Marketable equity securities                                        281,719
    Accounts receivable                                                  90,807
    Inventories                                                         376,827
    Prepaid expenses and other                                          483,107
                                                                      ----------
        Total Current Assets                                          1,476,802
                                                                      ----------

PROPERTY AND EQUIPMENT - Net                                            115,197
                                                                      ----------

OTHER ASSETS:
   Goodwill                                                              10,540
   Other assets                                                          34,919
                                                                      ----------

        Total Other Assets                                               45,459
                                                                      ----------

        Total Assets                                                $ 1,637,458
                                                                   =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                     $ 100,000
    Accounts payable and accrued expenses                               352,458
    Deferred revenue                                                    107,500
    Due to related party                                                407,384
                                                                      ----------

        Total Current Liabilities                                       967,342
                                                                      ----------

MINORITY INTEREST                                                        33,079
                                                                      ----------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized;
        no shares issued and outstanding)                                     -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
     35,255,353 shares issued and outstanding)                           35,256
    Additional paid-in capital                                       13,687,106
    Accumulated deficit                                             (11,461,760)
    Less: Deferred compensation                                        (105,382)
    Less: Subscriptions receivable                                     (214,450)
    Accumulated other comprehensive loss                             (1,303,733)
                                                                      ----------

        Total Stockholders' Equity                                      637,037
                                                                      ----------

        Total Liabilities and Stockholders' Equity                  $ 1,637,458
                                                                      ----------


                     See notes to consolidated financial statements

    GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS




                                                             For the Three Months Ended        For the Nine Months Ended
                                                                        June 30,                         June 30,
                                                              -----------------------------    ------------------------------
                                                                  2003            2002             2003             2002
                                                              -------------   -------------    -------------    -------------
                                                              (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
NET REVENUES                                                   $ 6,862,613     $ 4,230,102     $ 18,020,770     $ 9,633,718

COST OF SALES                                                    6,523,730       3,739,082       17,349,184       8,548,450
                                                                ----------      ----------       -----------     -----------

GROSS PROFIT                                                       338,883         491,020          671,586       1,085,268
                                                                ----------      ----------       -----------     -----------

OPERATING EXPENSES:
     Consulting                                                     89,042         143,096          462,744         225,781
     Salaries and non-cash compensation                            185,875          23,774          406,712          95,094
     Selling, general and administrative                           297,102         177,328          741,850         397,835
                                                                ----------      ----------       -----------     -----------
        Total Operating Expenses                                   572,019         344,198        1,611,306         718,710
                                                                ----------      ----------       -----------     -----------

(LOSS) INCOME FROM OPERATIONS                                     (233,136)        146,822         (939,720)        366,558

OTHER INCOME (EXPENSE):
     Loss from sale of marketable securities                          (195)            (16)         (12,099)        (43,750)
     Interest (expense) income, net                                (22,627)             (4)         (27,503)            222
                                                                ----------      ----------       -----------     -----------

        Total Other Income (Expense)                               (22,822)            (20)         (39,602)        (43,528)
                                                                ----------      ----------       -----------     -----------

(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS  AND
      MINORITY NTEREST                                            (255,958)        146,802         (979,322)        323,030
                                                                ----------      ----------       -----------     -----------
DISCONTINUED OPERATIONS:
   Gain from sale of subsidiary                                          -         421,654                -         421,654
   Income (loss) from discontinued operations                          502         (89,442)             182          19,766
                                                                ----------      ----------       -----------     -----------

        Total Income from Discontinued Operations                      502         332,212              182         441,420
                                                                ----------      ----------       -----------     -----------

(LOSS) INCOME BEFORE MINORITY INTEREST,                           (255,456)        479,014         (979,140)        764,450

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                -               -                -          (7,541)

NET (LOSS) INCOME                                               $ (255,456)      $ 479,014       $ (979,140)       $ 756,909
                                                                ============    ==========       ===========     ===========

BASIC (LOSS) INCOME PER COMMON SHARE:
   Income (loss) from continuing operations                        $ (0.01)         $ 0.01          $ (0.03)         $ 0.01
   Income (loss) from discontinued operations                         0.00            0.01             0.00            0.02
                                                                ----------      ----------       -----------     -----------

   Net (loss) income per common share                              $ (0.01)         $ 0.02          $ (0.03)         $ 0.03
                                                                ============    ==========       ===========     ===========

DILUTED (LOSS) INCOME PER COMMON SHARE:
   Income (loss) from continuing operations                        $ (0.01)         $ 0.01          $ (0.03)         $ 0.01
   Income (loss) from discontinued operations                         0.00               -             0.00            0.02
                                                                 ----------      ----------       -----------     -----------

   Net (loss) income per common share                              $ (0.01)         $ 0.01          $ (0.03)         $ 0.03
                                                                ============    ==========       ===========     ===========

      Weighted Common Shares Outstanding - Basic                33,485,672      25,426,858       31,395,968      24,363,005
                                                               ============    ==========       ===========     ===========
      Weighted Common Shares Outstanding - Diluted              33,485,672      25,576,858       31,395,968      24,513,005
                                                               ============    ==========       ===========     ===========


    See notes to consolidated financial statements
                          -4-

         GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Nine Months Ended
                                                                                June 30,
                                                                     -------------------------

                                                                        2003             2002
                                                                   ---------------  ---------------
                                                                    (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations                           $ (979,322)       $ 300,035
    Adjustments to reconcile income (loss) from continuing
      operations to net cash used in operating activities:
      Depreciation and amortization                                        11,014            9,803
      Loss on sale of marketable securities                                     -           43,750
      Grant and exercise of stock options to consultants and employees    450,078           84,502
      Common stock issued for services                                     56,000           23,750
      Beneficial conversion feature on note payable                        20,000                -
      Minority interest                                                         -          (77,379)
      Amortization of deferred compensation                                52,118          117,478
      Gain from sale of subsidiary                                              -         (475,304)
    Changes in assets and liabilities:
      Marketable equity securities                                       (111,276)        (692,371)
      Accounts receivable                                                  (7,486)          (7,586)
      Inventories                                                        (189,781)         146,700
      Prepaid and other current assets                                   (142,400)        (296,336)
      Due from related party                                                    -           18,023
      Other assets                                                        (29,307)               -
      Accrued payable and accrued expenses                                374,290         (215,151)
      Due to related party                                                      -           14,360
      Deferred revenues                                                   (15,000)         (76,500)
                                                                   ---------------  ---------------

NET USED IN CONTINUING OPERATING ACTIVITIES                              (511,072)      (1,082,226)
                                                                   ---------------  ---------------


    Income from discontinued operations                                       182          456,874
    Adjustments to reconcile income from discontinued
      operations to net cash provided by discontinued operating activities:
        Net increase in net liabilities from discontinued operations        4,772                -
                                                                   ---------------  ---------------


NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                      4,954          456,874
                                                                   ---------------  ---------------


NET CASH USED IN OPERATING ACTIVITIES                                    (506,118)        (625,352)
                                                                   ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisition                                                -          106,790
    Proceeds from sale of marketable securities                            12,826           21,040
    Increase in marketable securities                                           -         (226,697)
    Capital expenditures                                                   (1,785)         (68,091)
                                                                   ---------------  ---------------


NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                  11,041         (166,958)
                                                                   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                                 -          669,426
    Payment on loans payable                                             (120,919)               -
    Due to related party                                                  373,625                -
    Proceeds from exercise of stock options                               429,139          124,500
                                                                   ---------------  ---------------


NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                           681,845          793,926
                                                                   ---------------  ---------------


NET INCREASE IN CASH AND CASH EQUILALENTS                                 186,768            1,616

CASH AND CASH EQUIVALENTS - beginning of period                            57,574          545,452
                                                                   ---------------  ---------------


CASH AND CASH EQUIVALENTS - end of period                               $ 244,342        $ 547,068
                                                                   ===============  ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
      Noncash investing and financing activities:
        Common stock issued for debt                                          $ -         $ 24,985
                                                                   ===============  ===============

        Common stock retired in connection with sale of subsidiary                        $ 68,000
                                                                   ===============  ===============


      Acquisition details:
        Fair value of assets acquired                                         $ -        $ 813,452
                                                                   ===============  ===============

        Liabilities assumed                                                   $ -       $ (544,692)
                                                                   ===============  ===============

        Common stock issued for acquisitions                                  $ -       $ (268,760)
                                                                   ===============  ===============

        Goodwill                                                              $ -         $ 10,540
                                                                   ===============  ===============

        See notes to consolidated financial statements.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

The Company

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2002 and notes thereto contained in the Transition Report on Form 10-KSB of Genesis Technology Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended June 30, 2003 are not necessarily indicative of the results for the full fiscal year ending September 30, 2003.

Net income (loss) per share

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at June 30, 2003. All marketable securities are classified as available for sale at June 30, 2003. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are show as long-term assets.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)


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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2003, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.27 RMB.

The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2003 was not material.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity (deficit).

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)

NOTE 2 - ACQUISITIONS AND SALE OF SUBSIDIARY

Acquisitions

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Zhaoli Technology Development Company, Limited ("Zhaoli") and Zhaoli's shareholder. For the nine months ended June 30, 2002, the results of operations of Zhaoli are included in the accompanying financial statements from November 15, 2001 (effective date of acquisition) to June 30, 2002.

On December 1, 2001, the Company entered into a Stock Purchase Agreement with Yastock Investment Consulting Company, Limited ("Yastock") and the shareholders of Yastock. For the nine months ended June 30, 2002, the results of operations of Yastock are included in the accompanying financial statements from December 1, 2001 (effective date of acquisition) to June 30, 2002.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Zhaoli and Yastock had occurred as of the beginning of the following periods:

                                                             Nine Months Ended
                                                               June 30, 2002
                                                         ----------------------

Net Revenues                                                 $  15,408,000
Net Income from continuing operations                        $     557,000
Net Income per Share from continuing operations              $        0.02

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Sale of Subsidiary

Effective June 30, 2002, the Company sold its 80% interest in its subsidiary Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") for 1,549,791 common shares of the NETdigest.com, Inc. ("NET"). The Company concluded the sale of G-Choice as of June 30, 2002. For the nine months ended June 30, 2002, G-Choice is reported separately as a discontinued operation.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)


NOTE 3 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended June 30, 2003 and 2002, the Company operated in two reportable business segments - (1) sale of computer equipment and accessories and (2) business development services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the nine months ended June 30, 2003 is as follows:

                            ------------------- ----------------- --------------
                                                     Business
                             Computer and          Development      Consolidated
                             Equipment Sales         Services          Totals
                            ------------------- ----------------- --------------

Net Revenues                    $ 17,660,055      $  360,715    $   18,020,770
Gross Profit                    $    310,871      $  360,715    $      671,586
Segment profit income (Loss)
   from operations              $     11,480      $ (943,700)   $     (932,220)

Information with respect to these reportable business segments for the nine months ended June 30, 2002 is as follows:

                           ------------------- ----------------- --------------
                                                     Business
                             Computer and          Development      Consolidated
                             Equipment Sales         Services          Totals
                            ------------------- ----------------- --------------

Net Revenues                    $ 8,699,279       $ 934,439        $  9,633,718
Gross Profit                    $   150,829       $ 934,439        $  1,085,268
Segment profit income (Loss)
   from operations              $     3,686       $ 362,872        $    366,558

For the nine months ended June 30, 2003, the Company derived approximately 99% of its revenue from its subsidiaries located in the People's Republic of China. Sales and identifiable assets by geographic areas as of June 30, 2003 and 2002 and for the nine months ended June 30, 2003 and 2002 were as follows:

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)

                                      June 30, 2003
                                     Sales     Identifiable Assets
      United States        $         356,099   $         495,350
      China                       17,664,671           1,142,108
                           -----------------   -----------------

      Total                $      18,020,770   $       1,637,458
                           =================   =================

                                      June 30, 2002
                                     Sales     Identifiable Assets
      United States        $         603,803    $      1,904,605
      China                        9,019,915             927,057
                           -----------------   -----------------

      Total                $       9,633,718   $       2,831,662
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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from/to related party

Occasionally, the Company borrows funds from an officer of the Company. The advances are non-interest bearing and are payable on demand. At June 30, 2003, the Company owed an officer of the Company $44,627. During the three months ended June 30, 2003, the Company's subsidiary, Zhaoli, borrowed funds amounting $362,757 from certain key employees for operations.

NOTE 5 - LOANS PAYABLE

On April 1, 2002, the Company borrowed $80,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest is payable on April 1, 2003. In the event of default of the loan agreement, the lender is to receive free trading shares of the Company's common stock at a 25% discount to the average closing price of the previous 20 trading days of the Company's common stock equal to the total amount due to the lender. As of June 30, 2003, this loan is in default and remains unpaid. Relating to this default the Company has recorded a beneficial conversion feature of $20,000, which was recorded as interest expense.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)


NOTE 5 - LOANS PAYABLE (continued)

On July 31, 2002, the Company borrowed $20,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest was payable on January 1, 2003. At the option of the lender, the entire obligation may be repaid with common stock calculated by dividing the amount due by the average closing common stock price for ten days prior to the repayment discounted by 40%, with a maximum price of $0.13 per share. The beneficial conversion feature present in the issuance of this note payable as determined on the date funds were received under the loan agreement totaled $12,500 and was recorded as interest expense and additional paid-in capital. As of June 30, 2003, no conversion had occurred. As of June 30, 2003, the loan remains unpaid.


NOTE 6 - STOCKHOLDERS' EQUITY

Preferred stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common stock

On June 8, 2003, the Company issued 1,123,000 and 915,000 shares of its common stock relating to the exercise of options held by certain executives and consultants, respectively. The Company received proceeds of $45,200 and has a subscription receivable of $127,450 related to these share issuances.

On May 8, 2003, in connection with a repricing of stock options, the Company issued 700,000 shares of common stock. The Company received proceeds of $50,000 related to this stock issuance.

Stock options

On May 7, 2003, the Company exchanged option with an officer of the Company and a former officer under which these individuals exchanged 1,950,000 of their existing options to purchase the Company's common stock for new options, with a new exercise price of $.10. In accordance with FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)", this option exchange was deemed an option repricing and therefore, variable plan accounting is being applied. For each interim period, the Company will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record a charge based on the vesting schedule of the options. If there is a reduction in the market value of the options, the Company will record a reduction in the stock compensation charge, but not in excess of what had been recognized to date. For the nine months ended June 30, 2003, the Company recognized a stock compensation charge of $32,000 relating to the option exchange.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY (continued)

In June 2003, the Company granted 243,000 options to employees for services rendered. Of these options, 123,000 were immediately exercised. The Company recorded $15,990 in compensation expense relating to this issuance of these options.

In June 2003, in connection with employment agreements, the Company granted 1,500,000 options to employees for services rendered. Of these options, 1,000,000 were immediately exercised. The Company recorded $117,000 in compensation expense relating to this issuance of these options.

On June 16, 2003, the Company entered into a one-year agreement with a consultant. The consultant received 750,000 options to purchase shares of the Company's common stock at an exercise price of $0.13 per share. The Company valued these shares at approximately $0.03 per share and recorded compensation expense relating to this issuance of options of $875 and deferred consulting expenses of $20,125. This consultant exercised 750,000 of these options on February 19, 2003 (see Common stock).

A summary of outstanding options and warrants at June 30, 2003 are as follows:


                          Shares            Range of      Remaining     Average
                        Underlying           Exercise    Contractual   Exercise
                       Warrants/Options        Price         Life        Price
                      -----------------     -----------   ----------- ----------
Outstanding at             5,645,000      $ 0.25-0.50      1 to 5 yrs     0.33
September 30, 2002

Granted                    9,913,000        0.07-0.35     .5 to 5 yrs     0.11
Expired                   (1,620,000)            0.00                        -
Exercised                 (7,828,000)       0.07-0.15                     0.11
                       -----------------     ----------                ---------
Outstanding at
 June 30, 2003             6,110,000      $  0.10-2.25                    0.27
                       =================     ==========                =========

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

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


OVERVIEW

         Genesis Technology Group Inc. ("Genesis" or the "Company") is an international business development firm that specializes in leading and assisting companies in penetrating the Chinese market for business development and commerce, as well as assisting Chinese companies in penetrating the US market or listing in the US public market. Companies utilize Genesis because of the Company's expertise in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. As a part of that strategy, the company is a member of the Shanghai Technology Stock (Property Rights) Exchange, an organization that promotes the influx of technology into China.

         Our key area of competency and focus is the Life and Health Science arena in China. Life and Health Science is compromised of different but related industries such as pharmaceuticals, environmental science, biotechnology, and healthcare development. These industries range from water, soil, and air testing and remediation to hospital facility development and management. These are new and robust areas in China that desperately need attention and expertise. Genesis' goal is to assist companies that are active in these areas in entering the Chinese market.

         In addition to our business development services, we have also acquired companies in the U.S. and China for the purposes of further developing these companies, with managerial, operational, and financial support. Our model envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries.

         As the Company continues to grow, acquisitions and mergers is a significant piece of our growth model. We are concentrating on mergers and acquisitions activity with firms in both the U.S. and China that mirror our strategy. These relationships will be built around consolidating key resources, financial and physical assets, brand names, and human resources. We pay attention to integration strategies and also pay attention to core competencies, including best practices, skills, knowledge bases, and routines.

         Company management and partners have been responsible for successfully negotiating contracts in China for 11 years. The Company is able to bring talent in the areas of marketing, finance and business development to its clients and subsidiaries, to help guide those companies to success.

         Our merger and acquisitions strategy can achieve long-term success in the China industry. Factors contributing to companies success include:

        o Emergence of economies of scale related to purchasing, training, risk management, financing, advertising, equipment acquisitions, etc.,

        o Increased outsourcing of maintenance services by many commercial and governmental enterprises,

        o Future acquisitions of similarly aligned China based and focused businesses which will lead to improved economies, operating efficiencies and overall profitability, and

        o Cross-marketing opportunities for ancillary services by and between their operating divisions in both horizontally and vertically grown entities.

Companies that we seek for Mergers and Acquisition, will meet the following criteria:

        o Strong cash flow,
        o Growing revenue,
        o Position as market sector leader o Customers in a growth market,
        o Weak competition,
        o Strong management, and
        o Strong niche position.

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

         Severe Acute Respiratory Syndrome (SARS) had a profound impact on conducting business in China during the past quarter. While this disease appears to be contained, it still must be considered a future threat to foreign companies' willingness to travel to China and could thusly affect the Company negatively, as well.

ACQUISITIONS AND DISPOSITIONS

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

BUSINESS DEVELOPMENT

         In addition to overseeing the operation of its subsidiaries, we have been growing our cross-pacific business development/consulting business. Management believes that China's entrance into the WTO offers a unique opportunity for Genesis to secure itself a position as a leader in the growing market for cross-pacific products, technology, capital, and property exchange. To that end, we market our self to other U.S. firms interested in Chinese partnerships for manufacturing and distribution of a variety of products in China, with a strong focus on the Life and Health Science arena

         We currently have 24 clients under contract. In the last 12 months, we have grown our client base from 2 to 24 clients. Company management has met with over 400 firms that have shown significant interest in introducing their product or service to China or the U.S. We are assisting these clients in penetrating the Chinese market for the purposes of product and solutions sales, distribution, manufacturing, and/or research and development.

         To aid in achieving these goals, in 2002 we were granted a seat as a U.S. representative of the Shanghai Technology Stock (Property Rights) Exchange
(STSE). STSE is a technology transfer exchange sponsored by the Shanghai Municipal Government with independent corporate qualifications. STSE is essentially a vehicle for the transfer of technology and property rights into China. As a representative of the STSE, we can directly introduce American companies and individuals who would like to sell or license intellectual property to a Chinese partner, or use technology to form a joint venture in China, to the STSE for purposes of listing their technologies or intellectual properties. Our clients pay a monthly retainer and a success fee based on any completed transactions, a portion of which goes to the STSE. In addition, the standard Genesis contract calls for the company to receive ongoing compensation by clients via a percentage of any licensing fees or an equity position in any joint ventures/partnerships formed with Chinese entities.

         Management has utilized a successful means of developing Western clients for purposes of technology transfer and investment in China. We abide by an "RCD" development formula and an "RSE" fee formula. The former enables the Company to recruit prospective clients (R), close on those that are deemed good candidates for business in China (C), and deliver enforceable, profitable contracts (D). The secondary function, as it rewards Genesis, manifests in client contracts, which require a retainer (R), success fee (S), and often an equity position (E) in any resultant Sino-Western entity.

         Among those Genesis contract clients who have benefited from this time-tested business model are: Agronix, Inc., Alternate Energy Corporation
(AEC), Dynegy Energy, Edulink, Inc., Enviro Voraxial Technology, Inc., Equifax Inc, Mark Capital Management, Inc., Flowers Chemical Laboratories, Sarlo Power Mowers, Custom Biologicals Inc., Frank Medical Systems, Powerbetter (UK), Agronix, Inc., Kane, Laduzinsky, & Mendoza, LTD., Ayiko (Europe), eProtea (Malaysia), Sarlo Power Mowers, Inc., aShanghai Dongda Insurance Brokerage Company, Ltd., Raltron Electronics, CorporationTelecom Communications, Inc, Viragen International, and others.

         Historically, such contracts should generate an average benefit of $250,000 to the Company, not including accumulated equity positions in private and public entities in China. The latter holdings are designed to gain a ground-floor position in dozens of companies, some of which could reach substantial value in the Asian and Western stock markets.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

REVENUES AND COSTS BY SEGMENT:

         For the nine months ended June 30, 2003, we had consolidated revenues of $ 18,020,770 as compared to $ 9,533,718 for the nine months ended June 30, 2002. This increase resulted from the acquisition of our subsidiaries and is outlined below.

Genesis Technology Group, Inc.

         Revenue for the nine months ended June 30, 2003 was $ 337,099 as compared to $ 16,250 for the nine months ended June 30, 2002. This revenue was generated from business development services.

         For the nine months ended June 30, 2003, we incurred consulting fees of $ 460,244 as compared to $ 215,781 for the nine months ended June 30, 2002. For the nine months ended June 30, 2003, consulting fee expense was attributable to the granting of stock options and issuance of common shares to consultants for marketing and business development activities. For the nine months ended June 30, 2003, we incurred salary expense of $ 399,212 as compared to $ 39,094 for the nine months ended June 30, 2002. The increase in salary expense was attributable to the hiring of key personnel to support our current business plan. For the nine months ended June 30, 2003, other selling, general and administrative expenses consisted of rent of $ 63,734 and other expenses such as professional fees and office expenses of $292,328. For the nine months ended June 30, 2002, other selling, general and administrative expenses consisted of rent of $ 7,063 and other expenses such as professional fees and office expenses of $148,743.

Genesis Systems, Inc.

         Revenue for the nine months ended June 30, 2003 from Genesis Systems, Inc. was $19,000 as compared to $ 597,553 of revenue for the nine months ended June 30, 2002. This revenue was generated from business development services in which we received stock or cash for services. The decrease was attributable the fact that we shifted our focus to our parent company, Genesis Technology Group, Inc

         For the nine months ended June 30, 2003, operating expenses of our Genesis Systems subsidiary consisted of rent of $ 3,594, consulting fees of $2,500 and other general and administrative expenses amounting to $23,800. Additionally, we recorded a realized loss from the sale of marketable securities received for business development services of $16,417 for the nine months ended June 30, 2003. For the nine months ended June 30, 2002, other selling, general and administrative expenses of our Genesis Systems subsidiary consisted of salaries of $56,000, rent of $15,373, consulting fees of $10,000 and other general and administrative expenses amounting to $56,001.

Yastock

         Revenue for the nine months ended June 30, 2003 from Yastock was $ 8,316 as compared to $330,636 for the nine months ended June 30, 2002. This revenue was generated from business development services and software licensing fees.

         Other selling, general and administrative expenses consisting of salaries, commissions, accounting fees and office rent amounted to $ 61,898 for the nine months ended June 30, 2003 as compared to $33,512. We have incurred additional marketing costs associated with increased business development efforts.

Zhaoli

         Revenue for the nine months ended June 30, 2003 were $ 17,660,055 as compared to $8,699,279 to June 30, 2002 from our subsidiary Zhaoli, a Chinese company. This revenue was generated from sales of printers, copiers, network equipment and software licensing fees. The increase in sales mainly resulted from increasing demand from the market, as the Chinese government will require all companies to issue all transaction receipts and invoices by using a printer and a computer in order to smooth its tax collections by July 1, 2003. Cost of sales for Zhaoli for the nine months ended June 30, 2003 amounted to $ 17,349,184 or 98.2% of net sales as compared to $ 8,548,450 or 98.3% of net sales for the nine months ended June 30, 2002.

         For the nine months ended June 30, 2003, other selling, general and administrative expenses amounted to $ 299,391 as compared to $ 147,143 for the period from acquisition (November 15, 2001) to June 30, 2002. Other selling, general and administrative expenses consisted of salaries, rent and other expenses.

Discontinued Operations

         For the nine months ended June 30, 2003, we had a gain from discontinued operations of $182 related to the discontinuation of our Propamedia and eSpectus subsidiaries as compared to loss from discontinued operations of $ 19,766 for the nine months ended June 30, 2002.

Overall

         We reported a loss from operations for the nine months ended June 30, 2003 of $ (932,220) compared to income from operations for the nine months ended June 30, 2002 of $ 366,558. Additionally, we reported a gain from discontinued operations for the nine months ended June 30, 2003 of $182 as compared to an income from discontinued operations of $19,766 for the nine months ended June 30, 2002.

         This translates to an overall per-share loss of ($.03) for the nine months ended June 30, 2003 compared to per share income of $.03 for the nine months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had cash and equivalents balance of $ 244,342. As of June 30, 2003, our cash position by geographic area is as follows:

           Cash
           United States     $  100,454
           China                143,888
                           -------------

           Total             $  244,342
                         ===============

         Management has invested substantial time evaluating and considering numerous proposals for possible acquisition or combination developed by management or presented by investment professionals, the Company's advisors and others. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. No assurance can be given that any such project; acquisition or combination will be concluded.

         We intend to continue our trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. As part of our investment activities, we may sell a variety of equity or debt securities obtained as revenue for consulting services. Such investments often involve a high degree of risk and must be considered extremely speculative.

         At June 30, 2003, our Company had stockholders' equity of $637,037. Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

         Net cash used in continuing operations was $ (511,072) for the nine months ended June 30, 2003 as compared to net cash provided by operations of $ (1,082,226) for the nine months ended June 30, 2002. The difference is due to the implementation of our new business model and the acquisition of our subsidiaries.

         Net cash provided by investing activities for the nine months ended June 30, 2003 was $11,041 as compared to net cash used in investing activities for the nine months ended June 30, 2002 of $ (166,958). For the nine months ended June 30, 2003, we received $ 12,826 from the sale of marketable securities offset by cash used for capital expenditures of $ (1,785).

          Net cash provided by financing activities were $ 681,845 for the nine months ended June 30, 2003 as compared to $ 793,926 for the nine months ended June 30, 2002. For the nine months ended June 30, 2003, net cash provided by financing activities related primarily to proceeds from the exercise of stock options and related party loans of $ 429,139 and $ 373,625, respectively, offset by payments on long tern debt of $120,919. For the nine months ended June 30, 2002, net cash provided by financing activities related primarily to proceeds from loans payable and proceeds from the exercise of stock options of $669,426 and $ 124,500, respectively.

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

(e) Our future performance is dependent on its ability to retain key personnel

         Our performance is substantially dependent on the performance of our senior management. In particular, the Company's success depends on the continued effort of our Senior Management to maintain all contact with our Chinese subsidiaries. The Company's inability to retain Senior Management could have a material adverse effect on our prospects, businesses, Chinese operations, financial conditions and share price.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           Part II - OTHER INFORMATION

Item 1.Legal Proceedings

         Genesis Technology Group, Inc. won a judgment in the County Court of Palm Beach County in a lawsuit against Hy-Tech Technology Group, Inc. (OTCBB: HYTT). The Court issued a default and final judgment decree on June 9, 2003. HYTT has since paid the judgment and accompanying fees.

The company also filed a lawsuit June 6, 2003 in the Circuit Court of the Fifteenth Judicial Circuit seeking the contractual compensation due from the transactions among Altos Bancorp, HYTT and other responsible parties, including the SunTrust Bank. Genesis contends that it is entitled to a ten percent (10%) ownership of HYTT, one seat on its board of directors, and other benefits.

The company has retained the law firm of Becker & Poliakoff, P.A., and is vigorously pursuing recovery of damages and other relief from Altos Bancorp, and HYTT's CEO (and former Altos Bancorp CEO), Martin Nielson. The pending Circuit Court Case No. CA-006067-AA.

Item 2. Changes in Securities and Use of Proceeds

         The issuance of the securities was to consultants and employees that were sophisticated investors with sufficient resource. Such transaction were in compliance with Section 4 of the Securities Act of 1934

Common stock

            On June 8, 2003, the Company issued 1,123,000 and 915,000 shares of its common stock relating to the exercise of options held by certain employees and consultants, respectively. The Company received proceeds of $45,200 and has a subscription receivable of $127,450 related to these share issuances.

         On May 8, 2003, in connection with a repricing of stock options, the Company issued 700,000 shares of common stock. The Company received proceeds of $50,000 related to this stock issuance.

Stock options

         On May 7, 2003, the Company exchanged option with an officer of the Company and a former officer under which these individuals exchanged 1,950,000 of their existing options to purchase the Company's common stock for new options, with a new exercise price of $.10. In accordance with FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)", this option exchange was deemed an option repricing and therefore, variable plan accounting is being applied. For each interim period, the Company will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record a charge based on the vesting schedule of the options. If there is a reduction in the market value of the options, the Company will record a reduction in the stock compensation charge, but not in excess of what had been recognized to date. For the nine months ended June 30, 2003, the Company recognized a stock compensation charge of $32,000 relating to the option exchange.

         In June 2003, the Company granted 243,000 options to employees for services rendered. Of these options, 123,000 were immediately exercised. The Company recorded $15,990 in compensation expense relating to this issuance of these options.

         In June 2003, in connection with employment agreements, the Company granted 1,500,000 options to employees for services rendered. Of these options, 1,000,000 were immediately exercised. The Company recorded $117,000 in compensation expense relating to this issuance of these options.

         In June 16, 2003, the Company entered into a one-year agreement with a consultant. The consultant received 750,000 options to purchase shares of the Company's common stock at an exercise price of $0.13 per share. The Company valued these shares at approximately $0.03 per share and recorded compensation expense relating to this issuance of options of $875 and deferred consulting expenses of $20,125. This consultant exercised 750,000 of these options on February 19, 2003 (see Common stock).

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders


         On May 30, 2003 Genesis held its 2003 Annual Meeting at the company headquarters in Boca Raton, Florida. The meeting began with a presentation of the approved Financial Statements, and the Management Report for Genesis Technology Group from Adam Wasserman, CFO Gary Management, CEO respectfully. Also, a date was set for the 2004 Annual Shareholder and management and Board members answered questions from the floor.

         The shareholders adopted resolutions concerning proxy issues. The results of shareholder voting: shareholders approved the election of five Genesis directors for two-year terms. Each director received 81 percent or more of the vote. These directors bring tremendous talent and experience to help guide the Company," said Wolfson. The Board of Directors will continue to grow as the Company prospers and also to meet the standards of more elite trading exchanges. The strength of this board is representative of the way we are shaping this firm for growth and success in the future The Approved Board of Directors for 2003-2005;

Maria Hsueh

        Mrs. Hsueh accepted the honor as a "Minority Businesswoman of the Year" from Mayor Rudy Giuliani of New York in 1996. Mrs. Hsueh has built a storied career in bridging the interests of U.S. and Chinese businesses, often focusing on her hometown of Qingdao in Shangdong Province. She established one of the most respected and successful private, foreign school systems in China. Her business achievements include establishing "Snow White Liquid Paper" in China, with an 80% market share. Mrs. Hsueh had the key role in establishing a U.S. manufacturing plant for Haier Electronics, comparable to a "Fortune 50" company in China. She has served on several boards for both public and private firms.

Kenneth Clinton

         Mr. Clinton has more than a decade of journalism, public relations, and marketing expertise. Mr. Clinton has extensive experience in investor relations with a background in finance, risk management, economic forecasting and SEC reporting. He has coordinated investor relation's campaigns for companies ranging from NASDAQ, AMEX, and the OTC. Mr. Clinton was previously Vice President Sales and Marketing for an emerging technology company concentrating on the Pacific Rim. While working with top-level executives he developed effective, comprehensive management and communications strategies for firms such as Disney, Southland Corporation, and Texas Instruments.


Dr. Li Shaoqing.

         Dr. Li brings competent and qualified Asian/Pacific leadership to Genesis. Dr. Li is General Manager for Shenda Kobond New Materials Co. in Shanghai, China and Chairman of Shanghai Capitalmill Business Development Co. Dr. Li formerly served as Executive Vice President and Director of the world conglomerate the Top Group, China; Dr. Li was also President for Topsoft Limited and President for Top International (USA). Dr. Li has also been a noteworthy visiting scholar/Assistant Lecturer as the University of New South Wales, Australia where he completed his PhD.

Dr. James Wang

         Dr. Wang has several years experience in corporate finance, equity research, portfolio management, and business management. Prior to creating Genesis, he served as a business consultant to many small public companies. Dr. Wang's success rate with exciting business ventures remains unchallenged. His unique combination of creativity and business savvy makes him adept at turning visions into profitable realities. Previously, Dr. Wang was a Professor at the University of Minnesota.


Gary L. Wolfson

         Mr. Wolfson has been totally reliant on China as a source of income and inspiration for 10 years. Mr. Wolfson has served as Chief Executive Officer of many firms both public and private. He has served as an advisor to almost 30 western companies and was elected to the board of directors of one of China's largest public companies, represented the China Academy of Sciences in the U.S., and served as president of a Chinese manufacturing joint venture with over 3,000 employees. He attended the Northwestern University School of Business in Evanston, Illinois.

Robert Zhuang

         Mr. Zhuang is a consultant located in Shanghai, China who specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. One of two brothers of Dr. Wang, he too is an expert on Sino-American business strategies and he is dedicated to supporting the development of the Chinese capital market and providing medium and small enterprises with consulting services for marketing management, human resource management, stock investment, fundraising, financing, and public offerings in the United States. In other voting, Genesis reported that 59 percent voted in favor of a resolution, requesting shareholder approval of management compensation to concur with the current formula set in the current employment agreements.

Item 5. Other Information

         The following principles have been approved by the board of directors and, along with the charters and key practices of the board committees, provide the framework for the governance of Genesis. The board recognizes that there is an on-going and energetic debate about corporate governance, and it will review these principles and other aspects of Genesis governance annually or more often if deemed necessary.

1. Role of Board and Management.

Genesis's business is conducted by its employees, managers and officers, under the direction of the chief executive officer (CEO) and the oversight of the board, to enhance the long-term value of the company for its shareowners. The board of directors is elected by the shareowners to oversee management and to assure that the long-term interests of the shareowners are being served. Both the board of directors and management recognize that the long-term interests of shareowners are advanced by responsibly addressing the concerns of other stakeholders and interested parties including employees, recruits, customers, suppliers, Genesis communities, government officials and the public at large.

2. Functions of Board.

The board of directors has 4 scheduled meetings a year at which it reviews and discusses reports by management on the performance of the company, its plans and prospects, as well as immediate issues facing the company. Directors are expected to attend all scheduled board and committee meetings. Because of the international makeup of the board, directors may attend telephonically, although, at least once annually, it is intended that the entire board conduct a centrally-located meeting, with all directors being present. In addition to its general oversight of management, the board also performs a number of specific functions, including: selecting, evaluating and compensating the CEO and overseeing CEO succession planning; providing counsel and oversight on the selection, evaluation, development and compensation of senior management; reviewing, approving and monitoring fundamental financial and business strategies and major corporate actions; assessing major risks facing the company---and reviewing options for their mitigation; and ensuring processes are in place for maintaining the integrity of the company---the integrity of the financial statements, the integrity of compliance with law and ethics, the integrity of relationships with customers and suppliers, and the integrity of relationships with other stakeholders.

3. Qualifications.

Directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the shareowners. They must also have an inquisitive and objective perspective, practical wisdom and mature judgment. We endeavor to have a board representing diverse experience at policy-making levels in business, government, education and technology, and in areas that are relevant to the company's global activities.
Directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively, and should be committed to serve on the board for an extended period of time. Directors should offer their resignation in the event of any significant change in their personal circumstances.
The board does not believe that arbitrary term limits on directors' service are appropriate, nor does it believe that directors should expect to be renominated biennially until they reach the mandatory retirement age. The board self-evaluation process described below will be an important determinant for board tenure. Directors will not be nominated for election to the board after their 73rd birthday, although the full board may nominate candidates over age 73 for special circumstances.

4. Composition of the Board and Related Matters

The board shall be comprised of no fewer than five (5) and no more than nine (9) directors. The directors serve for a period of two (2) years, with the termination date 24 months following his/her election. Directors may run for additional 2-year terms in succession. In the event that any director fails to attend two successive board meetings, then the board may ask for the resignation of that director and immediately conduct a search and selection of a replacement. Genesis does not provide directors and officers insurance, at present.

 5. Setting Board Agenda.

The CEO shall be responsible for its agenda. Before the purposed board meeting, the CEO will propose for the board's approval key issues of strategy, risk and integrity to be scheduled and discussed during the course the next meeting. Before that meeting, the board will be invited to offer its suggestions. As a result of this process, a schedule of major discussion items for the meeting will be established. Prior to each board meeting, the CEO will discuss the other specific agenda items for the meeting with the presiding director. The CEO and the presiding director, or committee chair as appropriate, shall determine the nature and extent of information that shall be provided regularly to the directors before each scheduled board or committee meeting. Directors are urged to make suggestions for agenda items, or additional pre-meeting materials, to the CEO, the presiding director, or appropriate committee chair at any time.

6. Ethics and Conflicts of Interest.

The board expects Genesis directors, as well as officers and employees, to act ethically at all times and to acknowledge their adherence to the policies comprising Genesis's code of conduct set forth in the company's handbook. The board will not permit any waiver of any ethics policy for any director or executive officer. If an actual or potential conflict of interest arises for a director, the director shall promptly inform the CEO and the presiding director. If a significant conflict exists and cannot be resolved, the director should resign. All directors will recluse themselves from any discussion or decision affecting their personal, business or professional interests. The board shall resolve any conflict of interest question involving the CEO, a vice chairman or a senior vice president, and the CEO shall resolve any conflict of interest issue involving any other officer of the company. The current membership of the board includes residents of both the United States of America and the People's Republic of China. Genesis is firmly dedicated to upholding a high standard of ethical conduct and pronounces that it "operates in the sunshine" in every area of its business endeavors. Genesis adheres to all equal opportunity and non-discriminatory practices.

In an effort to operate with an abundance of caution, board members listed the following current business relationships that are designed to add value to the Company, yet may involve individuals having a direct relationship with these directors: (a) The Board of Directors is aware that two of the current board members, Dr. James Wang of the U.S. and Mr. Robert Zhuang of China are, in fact, brothers; (b) Director Maria Hsueh has been assigned to work on behalf of one or more Genesis contract clients, and she may derive personal financial benefit from these contracts; (c) Director Dr. Li Shaoqing has been assigned to work on behalf of one or more Genesis contract clients, and he may derive personal financial benefit from these contracts; (d) Director Gary Wolfson informed the board that his brother-in-law had been accepted as a contract consultant to the Company primarily in the field of show business and entertainment, in which he has many years of experience and expertise. Significantly, a major project, currently in the developmental stages, is Entertainment-on-Demand in China. Mr. Wolfson has had no previous business relationship with his brother-in-law and refrains from discussing the Company with him, at any time.

7. Reporting of Concerns to Non-Employee Directors or the Audit Committee.

Anyone who has a concern about Genesis's conduct, or about the company's accounting, internal accounting controls or auditing matters, may communicate that concern directly to the presiding director, to the non-employee directors, or to the audit committee. Such communications may be confidential or anonymous, and may be e-mailed, submitted in writing, or reported by phone to special addresses and a toll-free phone number that are published on the company's website. Concerns relating to accounting, internal controls, auditing or officer conduct shall be sent immediately to the presiding director and to the chair of the audit committee and will be simultaneously reviewed and addressed.

8.  Ethics and Steering Committee

All contracts, agreements, prospects of mergers and acquisitions, granting of options, and publication of information pertaining to the Company shall have the approval of the Ethics and Steering Committee. The Committee includes the Chief Financial Officer, Legal Counsel, an Independent Director, the Chief Executive Officer, and the Chairman of the Board. In each case, the final document must have the majority approval to be acted upon. Because of existing agreements and those already in negotiation, the effective date of this provision shall be August 1, 2003. As the Company grows and has the wherewithal, this Committee also shall have the responsibility of establishing a formal Audit Committee, complying with guidelines furnished by the Securities & Exchange Committee.

9. Compensation of Board.

The nominating and corporate governance committee shall have the responsibility for recommending to the board compensation and benefits for non-employee directors. In discharging this duty, the committee shall be guided by three goals: compensation should fairly pay directors for work required in a company of Genesis's size and scope; compensation should align directors' interests with the long-term interests of shareowners; and the structure of the compensation should be simple, transparent and easy for shareowners to understand. As discussed more fully in the key practices of the nominating and corporate governance committee, the committee believes these goals will be served by providing 50% of director compensation in options and 50% in restricted stock units starting in 2003-2004. At the end of each year, the nominating and corporate governance committee shall review non-employee director compensation and benefits.

For each term of one year, board member shall be entitled to 75,000 options. The compensation committee will determine the strike price. The board member shall also be entitled to 75,000 shares in Restricted (144) stock. Also, for each meeting that Board Member participates, that person will receive 10,000 options at the price of day of meeting.
The Company will be responsible for any expenses incurred for the purpose of meeting on behalf of the Genesis shareholders.

10. Succession Plan.

The board shall approve and maintain a succession plan for the CEO and senior executives, based upon recommendations from the management development and compensation committee. The Chairman of the Board of Directors shall be elected by the directors and serve for a period of two (2) years. This election shall be conducted in odd numbered years, commencing in 2005, with the selection of a new chairman. In the event that the presiding chairman should resign or become unable to serve, a special election among current directors shall be conducted.

11. Annual Compensation Review of Senior Management.

The management development and compensation committee shall annually approve the goals and objectives for compensating the CEO. That committee shall evaluate the CEO's performance in light of these goals before setting the CEO's salary, bonus and other incentive and equity compensation. The committee shall also annually approve the compensation structure for the company's officers, and shall evaluate the performance of the company's senior executive officers before approving their salary, bonus and other incentive and equity compensation.

12. Access to Senior Management. Non-employee directors are encouraged to contact senior managers of the company without senior corporate management present.

13. Access to Independent Advisors. The board and its committees shall have the right at any time to retain independent outside financial, legal or other advisors.

14. Director Orientation. The general counsel and the Executive Vice President shall be responsible for providing an orientation for new directors, and for periodically providing materials or briefing sessions for all directors on subjects that would assist them in discharging their duties. Each new director shall, be receive personal briefing by senior management on the company's strategic plans, its financial statements, and its key policies and practices.

Governance Principles for the Board of Directors of Genesis Technology Group, Inc., were hereby approved and placed in the permanent Company records as of the date of the 2003 Annual Shareholders' Meeting: May 30, 2003.

Item 6.           Exhibits and Reports on Form 8-K

      (1)         Exhibits

Exhibit
Number         Description
------       ----------------
31.1         Certification by Chief Executive Officer Pursuant to Section 302
31.2         Certification by Chief Financial Officer Pursuant to Section 302
32.1         Certification by Chief Executive Officer Pursuant to Section 906
32.2         Certification by Chief Financial Officer Pursuant to Section 906


(2) Reports on Form 8-K

                  None

                                   SIGNATURES

                               In accordance with Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Palm Beach, Florida on August 18, 2003.

                                        GENESIS TECHNOLOGY GROUP, INC.

                                        By: /s/ Gary Wolfson
                                        ------------------
                                        Gary Wolfson
                                        Chief Executive Officer


             In accordance with the Securities Exchange Act, the registrant has caused this report to be singed on behalf by the undersigned that is duly authorized of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                 TITLE                                   DATE
----------------        ----------                              --------

/s/ Gary Wolfson       Chief Executive Officer                  August 18, 2003
----------------
Gary Wolfson

/s/ Adam Wasserman     CFO and Principal Financial              August 18, 2003
-------------------    and Accounting Officer
Adam Wasserman