Form 10-K
period 2003-09-30
GENESIS TECHNOLOGY GROUP INC
filed 2004-01-13
CIK 1091164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                        Commission file number 333-86347

                         GENESIS TECHNOLOGY GROUP, INC.
        -----------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                      FLORIDA                     65-1130026
                 --------------------       ----------------------
            (State or Other Jurisdiction of    (I.R.S. Employer
            Incorporation or Organization)     Identification No.)

                 777 Yamato Rd. Suite 130, Boca Raton, FL 33431
         ---------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (561) 988-9880
                           --------------------------
                (Issuer's Telephone Number, Including Area Code)

                Securities registered under Section 12(b) of the
                        Securities Exchange Act of 1934:

       Title of Each Class       Name of Each Exchange on Which Registered
   -------------------------     -----------------------------------------
           None                                 None

 Securities registered under Section 12(g) of the Securities Exchange Act of
              1934: None; report is filed pursuant to section 15D

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there are no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for the year ended September 30, 2003: $23,596,878

         State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 26, 2003 computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on that date ($0.29 per share): $10 million.

         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock") as of December 26, 2003 was 40,079,325.

                                TABLE OF CONTENTS


                                                                            Page

PART I........................................................................1

    Item 1.  Description of Business..........................................1

    Item 2.  Description of Property.........................................12

    Item 3.  Legal Proceedings...............................................12

    Item 4.  Submission of Matters to a Vote of Security Holders.............13

PART II......................................................................13

    Item 5.  Market for Common Equity and Related Stockholder Matters........13

    Item 6.  Management's Discussion and Analysis or Plan of Operation.......15

    Item 7.  Financial Statements............................................20

    Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .................................20

    Item 8A.  Controls and Procedures       ...............................  20


PART III.....................................................................21

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(1) of the Exchange Act..........21

    Item 10. Executive Compensation..........................................23

    Item 11. Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters...........................25

    Item 12. Certain Relationships and Related Transactions..................26

    Item 13. Exhibits and Reports on Form 8-K................................26

    Item 14. Principal Accountant Fees and Services..........................27

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         Genesis Technology Group Inc. ("Genesis" or the "Company") is an international business development firm that specializes in leading and assisting companies in penetrating the Chinese market for business development and commerce, as well as assisting Chinese companies in penetrating the US market or going public in the US public market. Companies utilize Genesis because of the company's expertise in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. As a part of that strategy, the company is a member of the Shanghai Technology Stock (Property Rights) Exchange, an organization that promotes the influx of technology into China.

         A key area of competency and focus is the Life and Health Science arena in China. Life and Health Science is compromised of different but related industries such as pharmaceuticals, environmental science, biotechnology, and healthcare development. These industries range from water, soil, and air testing and remediation to hospital facility development and management. These are new and robust areas in China that desperately need attention and expertise. Genesis' goal is to assist companies that are active in these areas in entering the Chinese market.

         In addition to its consulting services, we have also acquired companies in the U.S. and China for the purposes of further developing these companies, with managerial, operational, and financial support. Our model envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries.

         As we continue to grow, acquisitions and mergers are a significant piece of our growth model. We are concentrating on merger and acquisition activity with firms in both the U.S. and China that mirror our strategy. These relationships will be built around consolidating key resources, financial and physical assets, brand names, and human resources. We pay attention to integration strategies as well as pay attention to core competencies, including best practices, skills, knowledge bases, and routines.

         Company management and partners have been responsible for successfully negotiating contracts in China for 11 years. The Company is able to bring talent in the areas of marketing, finance and business development to its clients and subsidiaries, to help guide those companies to success. Profit Centers are diversified: Product Development, Manufacturing, Distribution Partnerships and Joint ventures as well as Operational Services. Company business model includes offering businesses development services to companies that seek to capitalize on their products and solutions in China or the U.S. GTEC also makes investment in the development and operation of some companies directly, and through a variety of capital arrangements.

         Our merger and acquisition strategy can achieve long-term success in the China industry. Factors contributing to our success include:

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

         Companies that we seek for mergers and acquisition, will meet the following criteria:

                  o Strong cash flow and growing revenue,

                  o Position as market sector leader,

                  o Customers in a growth market,

                  o Weak competition,

                  o Strong management, and

                  o Strong niche position.

By building on the success of already successful businesses, Genesis intends to become an important player in the expanding Cross-Pacific marketplace -increasing its revenues, profitability and market value by accelerating the success of its subsidiaries and partner companies. Many companies loose hope when looking at the current economic situation. Young IT and high tech enterprises especially suffer from the disaster in the .com community. Initiatives are needed now, which will improve market position, innovations and customer contacts. Because of economic conditions have changed, small and medium sized companies must concentrate their efforts on globalization. Concepts are needed which improve globalization and support company growth permanently.

Genesis will open the possibility for IT and high tech companies to Real Estate and Environmental Science companies, to establish international business contracts in China, which will lead to growth oriented projects from our professional support. Genesis is the perfect tool for the internationalization of business that has been created for small and medium sized companies, in particular:

Genesis offers companies the opportunity to prepare themselves for the international process, to investigate markets, to collect ideas and to develop strategies for sustainable positioning in the China markets. Genesis is a continuous institution that connects Economies in the United States and China. Genesis acts as catalyst, coordinator and consultant to create and conduct direct business initiatives.

The strategy to capture market share is as follows:

     Target marketing towards companies with intellectual property and patents. Build Genesis' brand awareness across markets for small and mid size companies.

     Develop strategic partner programs and marketing network.

     Utilize experienced staff and strategic partners to recruit companies.

     Increase company awareness with strong media advertising and public relations.

     Foster industry research to maximize market planning and companies visibility.

     Leverage Co-Op marketing and partner program to share costs
     Gain market share, then drive the development of family companies to increase company value.

     Genesis recognizes that there are several keys to success that require extensive focus. The Company will:

        o Position itself as a progressive market leader by establishing a predictable, long-term revenue base through acquisition and development.

        o Identify leading technology organizations then approaching them on an international joint venture or an out-right acquisition basis. The Company is looking for those organizations that already have a solid revenue growth.

Since recognized leaders have yet to emerge in the US China development trade market, the Company has a unique opportunity to gain market share. The essential elements for success are in place: a robust and emerging market, a talented and proven management team, aggressive strategic partners and a innovated trade forum.

Strategy Implementation

Potential US candidates and clients are established through contact research, trade forums, consortiums and symposiums, and referrals. Business Opportunities in Asia are sourced in conjunction with the Genesis' Shanghai office and the STSE using similar methods. However, Genesis China has identified increasing demand for Western know-how and management. With its steadily expanding economy in an environment seemingly more secure and stable than other countries, China now offers more than cheap labor and underutilized production facilities. China has wealth. With its trade balance reaching US$ 30 billion and individual wealth a commonality, many US businesses find a funding source or financially capable joint venture partner coming from the Chinese side.

Genesis completes industry and market analysis procedures to determine if a prospective company is ready for international activities in China. If this is not the case, Genesis arranges measures with the company to reach the necessary maturity and the company is put on the" watch list" for a further cultivation. Once the company reaches maturity, the Genesis team enters an agreement and embarks with the STSE or other sources to find a suitable match partner in the desired category. This can be a location, a potential partner or an investor. Once matching partners are found, the Genesis team prepares the discussions and brings the partners together.

Genesis has minimal operating expenditures and benefits from a diversified sales channel base. While we expect a significant growth strategy, we actively seek strategic acquisitions, partnerships and joint ventures to compliment our internal growth by giving us access to key technology, know-how, or markets.

Genesis has established and maintained effective work relations and contacts with various governmental agencies, public institutes, and private industries in China at both national and provincial levels, such as the Ministry of Foreign Trade and Economic Cooperation, State Development Planning Commission, Ministry of Construction, Ministry of Agriculture, Ministry of Science and Technology, Chinese Academy of Agricultural Sciences, State Drug Administration, China National Federation of Textile Industries; China National Center for Biotechnology Development.


Genesis' management has experienced success in many other economically booming places in China like Beijing, Dalian, Shandong, Hunan, Heilongjian, and Jilin provinces. Genesis has also established business alliances with research institutes, universities, and private industries.

SHANGHAI TECHNOLOGY STOCK EXCHANGE


The Shanghai Trust Stock Exchange (STSE) is a specialized equity capital market to serve all of China. It provides services in property rights and equity financing for companies looking to enter China markets. The STSE provides flexible and convenient financing and investment services for various enterprises by means of technology rights and ownership. STSE supports the advancement of technological innovation, and brings optimal allocation of hi-tech and social resources, as well as the combination of talented people and tremendous networks.

The Shanghai Trust Exchange Mission

        o Bridge the combination of technology and industrial, financial markets
        o Promote the commercialization of hi-tech achievement though strategic investment
        o Provide the channel for adjustment of state-owned assets
        o Introduce strategic partners for hi-tech achievements
        o Provide entry and exit mechanisms for venture investment


In addition, Genesis will enjoy preferential policies issued by the Shanghai and Chinese national governments for introducing new and high technologies into China. Under the landmark agreement, Genesis and STSE are planning to form a joint venture to launch a similar physical property rights exchange in the U.S.

GOVERNANCE PRINCIPLES

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

1.Role of Board and Management.


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

3.Qualifications.

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


4. Composition of the Board and Related Matters.

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

6. Ethics and Conflicts of Interest.

The board expects Genesis directors, as well as officers and employees, to act ethically at all times and to acknowledge their adherence to the policies comprising Genesis's code of conduct set forth in the company's handbook. The board will not permit any waiver of any ethics policy for any director or executive officer. If an actual or potential conflict of interest arises for a director, the director shall promptly inform the CEO and the presiding director. If a significant conflict exists and cannot be resolved, the director should resign. All directors will recluse themselves from any discussion or decision affecting their personal, business or professional interests. The board shall resolve any conflict of interest question involving the CEO, a vice chairman or a senior vice president, and the CEO shall resolve any conflict of interest issue involving any other officer of the company. The current membership of the board includes residents of both the United States of America and the People's Republic of China. Genesis is firmly dedicated to upholding a high standard of ethical conduct and pronounces that it operates in the sunshine in every area of its business endeavors. Genesis adheres to all equal opportunity and non-discriminatory practices.

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


8. Ethics and Steering Committee.


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


Governance Principles for the Board of Directors of Genesis Technology Group, Inc., are hereby approved and placed in the permanent Company records as of the date of the 2003 Annual Shareholders. Meeting: May 30, 2003.

     We currently have three active subsidiary companies. We own 80% of one computer hardware and software manufacturer/distributor located in Shanghai China. We own 100% of two consulting companies, one in the U.S. and one in China. We own 85% of an inactive biotechnology-marketing firm that is located in the Unites States.

ACQUISITIONS AND DISPOSITIONS

         On November 15, 2001, we acquired 80% of Shanghai Zhaoli Technology Development Company, Limited. Zhaoli (Horry Technology) is an Information Technology enterprise that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. In addition to hardware sales and service, the company focuses much of its resources on the development of proprietary software systems, such as its e-learning software for K-12 education in China. Zhaoli has approximately 65 employees at seven branches and exclusive stores in Shanghai and a strong and growing presence throughout eastern areas of China. The increase in sales mainly resulted from increasing demand from the market, as the Chinese government will require all companies to issue all transaction receipts and invoices by using a printer and a computer in order to smooth its tax collections by July 1, 2003. Zhaoli expects its sales will be increased significantly in the near future due to this new regulation. Zhaoli is planning to increase its sales, as well as increase its profit margin. Hardware has been low profit margin business historically. Zhaoli is working with its parent company, Genesis, to bring more software development and sales in order to increase its profit margin.

         On December 1, 2001, we acquired 80% of Yastock Investment Consulting Company, Limited ("Yastock"), an investment consulting firm located in Shanghai, China that specializes in consulting for Chinese and American companies in a number of areas, including financial, public relations, corporate management, corporate strategic evaluations and human resources. In addition to its ongoing business, Yastock's management oversees all of Genesis' operations in China and is an important source of financial and operational support for our Chinese subsidiaries. On January 1, 2002, we acquired the remaining 20% of Yastock, making it a wholly owned subsidiary. Yastock has 12 part and full-time employees.

Yastock is also managing the seat that Genesis Technology Group, Inc. has with the Shanghai Technology Stock Exchange. Shanghai Technology Stock (Property Rights) Exchange (STSE) was founded in December 1999 and is sponsored by the Shanghai Municipal Government with independent corporate qualifications. STSE was established to promote the commercialization of technological innovations, to solve bottleneck problems in combining technological, industrial, and financial capitals, and to actively construct operational and exit mechanisms for venture investments. STSE has both a physical exchange located in Shanghai and data mining techniques that target licensees' interests using its two-way delivery system. In 2003, over 3,000 transactions were completed with over $12 billion in transaction volume through its 363 members that control over $24 billion in capital. The STSE is a specialized equity capital market to serve all of China. It provides services in property rights and equity financing for companies looking to enter China markets.

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

         In addition, Yastock serves Chinese companies that wish to enter both the general market and the public market in the United States. In addition, Yastock has developed its own joint ventures and projects in the areas of Internet wireless messaging for sports, gaming, and lottery information (http://www.zc8888.com), gasoline replacement fuel, software development and so on. It is expected that such projects or joint ventures will generate significant cash flow in the near future.

CONSULTING ACTIVITIES

         In addition to overseeing the operation of its subsidiaries, we have been growing our cross-pacific consulting business. Management believes that China's entrance into the WTO offers a unique opportunity for Genesis to secure itself a position as a leader in the growing market for cross-pacific products, technology, capital, and property exchange. To that end, we market our self to other U.S. firms interested in Chinese partnerships for manufacturing and distribution of a variety of products in China, with a strong focus on the Life and Health Science arena

         In the last 12 months, we have grown our client base from 8 to 31 clients. Company management has met with over 400 firms that have shown significant interest in introducing their product or service to China or the U.S. We are assisting these clients in penetrating the Chinese market for the purposes of product and solutions sales, distribution, manufacturing, and/or research and development.

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

         The company has also formed a new joint venture with CIIC Investment Corporation Limited, a wholly owned subsidiary of China International Intellectech Corporation (CIIC), a leading state-owned enterprise that has been funded solely by the State Council. Two private US capital firms have joined the joint venture as partners. The joint venture will be named CIIC Investment Banking Consulting Company, Limited. It will be operated by staff from both CIIC and GTEC offices in Shanghai. GTEC will own 10% of this joint venture. This new venture will provide investment banking services, asset management, capital raising via private placement or public market, and help Chinese companies penetrate the US markets, as well as help state-owned companies undergo management buyout program. Genesis will oversee operations in North America and work with CIIC from the firm's new Shanghai facility.

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

         Among those Genesis contract clients who have benefited from this time-tested business model are: Agronix, Inc., Alternate Energy Corporation, Dynegy Energy, Edulink, Inc., Enviro Voraxial Technology, Inc., Equifax Inc, Mark Capital Management, Inc., Flowers Chemical Laboratories, Sarlo Power Mowers, Custom Biologicals Inc., Sense Holding ,Inc., Powerbetter (UK), Kane, Laduzinsky, & Mendoza, LTD., Ayiko (Europe), eProtea (Malaysia), Sarlo Power Mowers, Inc., Shanghai Dongda Insurance Brokerage Company, Ltd., Raltron Electronics International, and others.

         Historically, such contracts should generate revenue to the Company, not including accumulated equity positions in private and public entities in China. The latter holdings are designed to gain a ground-floor position in dozens of companies, some of which could reach substantial value in the Asian and Western capital markets.

        As of the date of this filing, we have three active subsidiaries that we have either acquired or formed. For acquired subsidiaries, the goal is to assist the current management in growing the company by providing a broad range of financial, operational and managerial support services. Each of our subsidiaries are listed below.

Genesis Systems, Inc.

         Genesis Systems, Inc., located in Boca Raton, Florida, provides a wide range of business and financial services for public and private companies with an emphasis on early-stage technology companies. Services include:

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

Shanghai Zhaoli Technology Development Company, Limited

         Shanghai Zhaoli Technology Development Company, Limited is an Information Technology enterprise that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. The company is a general agent and/or distributor for a wide array of manufacturers, including Epson, Canon, Hewlett-Packard, Samsung and Star network products. The company has also qualified as a technical service center for Epson, Canon, Hewlett-Packard and OKI products. In China, Zhaoli products are also marketed under the brand name Chorry Technology Development Co., Ltd.

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

Biosystems Technologies, Inc.

         Currently inactive, Genesis management incorporated Biosystems Technologies, Inc. in Florida in October 2001 for the purpose of commercialization, marketing and distribution of biomedical products and technologies used to diagnose and treat HIV/AIDS, cancer and other immune-related diseases. Biosystems seeks to harness the latest scientific discoveries to commercialize and market the potential of proprietary technologies that will form the basis of a range of new and potentially effective treatments for a variety of diseases. Genesis owns 85% of Biosystems, with the remaining 15% owned by Dr. Ronald Watson, a noted immunology professor and researcher. Unlike traditional biotechnology companies which can spend millions of dollars on research and development of new products, Biosystems will operate as a "virtual" company, seeking unique products that are fully developed or in the final stages of development. Biosystems then will attempt to commercialize and market these products via licensing agreements, with particular emphasis on introducing these products to China and the Pacific Rim. There can be no assurances that products will be acquired or developed or that Biosystems will have sufficient financial resources to bring these products to market. The company has no current plans to market or distribute products in the U.S. that require FDA approval. Biosystems has no revenues and is inactive.

         On August 14, 2001, Genesis acquired 100% of PropaMedia, Inc., a provider of media rich Web hosting and distribution services, located in Los Angeles, CA. Propamedia offers end-to-end streaming and hosting services, including content capture, encoding and production, storage, live and on-demand video and audio streaming, and managed services. PropaMedia's services can be used for video and audio distribution services to transmit entertainment, sports, news, advertising, business communications, and distance learning content. PropaMedia's technologies support all major Internet audio and video formats. PropaMedia has developed proprietary streaming technologies that increase the number of end-users able to view video content at once, improve end-users' video viewing experience, and provide clients with real-time monitoring and reporting. On December 16, 2003, the Genesis Board voted to discontinue the operations of PropaMedia as it does not complement the company's continuing focus on the China market. The Company is in negotiations to sell Propamedia to an unrelated party in the near future.

         On August 22, 2001, we acquired a majority interest (80%) of Shanghai G-Choice Science Development Company, Limited (G-Choice). G-Choice's business services include computer product sales, network services, software development, and systems integration. G-Choice has extensive experience in computer system engineering, and software research and development, including its popular Point of Sale software, currently sold via a network of over 4,000 distributors throughout China. G-Choice was founded in 1999 and is located in Shanghai, China; has approximately 86 employees and has recently expanded its sales network to include other areas of China. On June 30, 2003, the Company sold G-Choice to theNetdigest.com, Inc.

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

COMPETITION

         We potentially face competition from a variety of sources. Each of our subsidiaries faces competition from other companies sharing their market niche. In addition, Genesis Technology Group faces competition for its services from other consulting firms specializing in the Chinese markets and other entities, many that may possess substantially greater resources than Genesis. Almost all of the companies with which Genesis and its subsidiaries will compete are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than Genesis now has, or will have in the foreseeable future. In addition to competing with other computer and electronics equipment companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If US companies do gain access to the PRC markets, it may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur. With China's recent entrance into the World Trade Organization, it is also likely that other competitors will emerge in the near future. There is no assurance that Genesis will compete successfully with other competing companies. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

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

GOVERNMENTAL REGULATION

Effect of Probable Governmental Regulation on the Business

         As we expand our efforts to develop new products and services, we will have to remain attentive to relevant federal and state regulations. We intend to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of our efforts.

         As our services are available in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon our business. We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation.

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

         Our business is not subject to regulation under the state and federal laws regarding environmental protection and hazardous substances control. We are unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect us.

EMPLOYEES

         Genesis and its subsidiaries currently have approximately 114 full-time and part-time employees. No employee of Genesis is covered by a collective bargaining agreement nor is represented by a labor union. Genesis considers its employee relations to be good.

         Genesis and its US subsidiaries have 9 full-time and part-time employees. Shanghai Zhaoli has 85 full-time and part-time employees. Shanghai Yastock has 12 full-time and part-time employees.

ITEM 2. DESCRIPTION OF PROPERTIES

         Genesis Technology Group, Inc. leases approximately 2,496 sq. feet of office space in Boca Raton, Florida, under a three year lease. Such lease commenced January 1, 2003 with monthly rental payments of $3,328.00 for year one and $3,536.00 and $3,744.00 per month for years two and three, respectively. In addition, the Company pays prorated amount of the building's operating expenses equal to approximately $1,830 per month. Zhaoli leases 18,800 square feet of office, retailing and warehouse space in Shanghai, China under a one-year operating lease with monthly rental payment of $6,876. Yastock leases 2,200 square feet of office space in Shanghai, China under a one-year operating lease with monthly rental payments of $500. The company opened a Beijing office in 2003 without extra expenses to the Company.

         All of the foregoing facilities are in good condition and are adequate for currently anticipated needs. We believe that in the event that the leases with respect to any of the aforementioned facilities should not be renewed, alternative space will be available at comparable rates.

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

Genesis Technology Group, Inc. reached a resolution of its litigation against "HYTT parties" on December 31, 2003. On behalf of the company, Becker & Poliakoff Law Firm had filed a lawsuit on June 6, 2003, which has been pending in the federal court in the Southern District of Florida, seeking contractual compensation due from transactions among Altos Bancorp, HYTT and other responsible parties.

The Settlement Agreement resulted in the company accepting 3,750,000 common shares of restricted Hy-Tech Technology Group, Inc. stock (OTCBB: HYTT). In a related matter, Genesis is conveying 300,000 of those shares to Elite Financial Communications Group, which had initially introduced the company to key principals among the HYTT parties.


On June 13, 2003, Genesis Technology Group, Inc. had announced that it won a judgment in the County Court of Palm Beach County in a separate lawsuit against HYTT. The Court issued a default and final judgment decree on Monday, June 9, 2003. Within the required period, HYTT paid Genesis the full amount awarded plus court costs.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "GTEC". The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. As of September 30, 2003, we had approximately 2,500 stockholders of record.

                                              High            Low
Fiscal 2002
Quarter ended December 31, 2001            $    0.19     $    0.04
Quarter ended March 31, 2002               $    0.56     $    0.27
Quarter ended June 30, 2002                $    0.34     $    0.15
Quarter ended September 30, 2002           $    0.19     $    0.08

Fiscal 2003
Quarter ended December 31, 2002            $    0.19     $    0.07
Quarter ended March 31, 2003               $    0.25     $    0.08
Quarter ended June 30, 2003                $    0.17     $    0.08
Quarter ended September 30, 2003           $    0.17     $    0.12

On December 24, 2003, the closing bid price of our common stock was $0.30

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD HARM THE MARKET PRICE OF OUR COMMON STOCK

         Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded.

         These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

         Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

     - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
     - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
     - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
     - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
     - The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

         Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

         Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

         Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

         Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

FUTURE SALES OF LARGE AMOUNTS OF COMMON STOCK COULD ADVERSELY EFFECT THE MARKET PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE CAPITAL.
         Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of future option grants, could adversely affect the market price of our common stock. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Genesis Technology Group, Inc. for the year ended September 30, 2003 and notes thereto contained in this Report on Form 10-KSB of Genesis Technology Group, Inc.

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

OVERVIEW

         Genesis Technology Group Inc. ("Genesis", the "Company" or "we") is an international business development firm that specializes in leading and assisting companies in penetrating the Chinese market for business development and commerce, as well as assisting Chinese companies in penetrating the US market or listing in the US public market. We have a seat as a member of the Shanghai Technology Stock (Property Rights) Exchange, an organization that promotes the influx of technology into China.

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

         In addition to our business development services, we have also acquired companies in the U.S. and China for the purposes of further developing these companies, with managerial, operational, and financial support. Our model envisions and promotes opportunities for synergistic business relationships among all of the companies that we work with, both clients and subsidiaries.

         As we continue to grow, acquisitions and mergers is a significant piece of our growth model. We are concentrating on mergers and acquisitions activity with firms in both the U.S. and China that mirror our strategy. These relationships will be built around consolidating key resources, financial and physical assets, brand names, and human resources.

         We currently have three active subsidiary companies. We own 80% of one computer hardware and software manufacturer/distributor located in Shanghai China. We own 100% of two consulting companies, one in the U.S. and one in China. We own 85% of an inactive biotechnology-marketing firm that is located in the Unites States.

ACQUISITIONS AND DISPOSITIONS

         On November 15, 2001, we acquired 80% of Shanghai Zhaoli Technology Development Company, Limited (Zhaoli"), an Information Technology enterprise that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. In addition to hardware sales and service, Zhaoli focuses much of its resources on the development of proprietary software systems, such as its e-learning software for K-12 education in China. Zhaoli has approximately 65 employees at seven branches and exclusive stores in Shanghai and a strong and growing presence throughout eastern areas of China. The increase in sales mainly resulted from increasing demand from the market, as the Chinese government required all companies by July 1, 2003 to issue all transaction receipts and invoices by using a printer and a computer in order to smooth its tax collections. Zhaoli expects its sales will be increased significantly in the near future due to this new regulation. Zhaoli is planning to increase its sales, as well as increase its profit margin. Hardware has been low profit margin business historically.

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

BUSINESS DEVELOPMENT

 In addition to overseeing the operation of its subsidiaries, we have been growing our cross-pacific business development/consulting business. Management believes that China's entrance into the WTO offers a unique opportunity for Genesis to secure itself a position as a leader in the growing market for cross-pacific products, technology, capital, and property exchange. To that end, we market our self to other U.S. firms interested in Chinese partnerships for manufacturing and distribution of a variety of products in China, with a strong focus on the Life and Health Science arena



ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS (continued)

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2003 COMPARED THE YEAR ENDED SEPTEMBER 30, 2002

CONSOLIDATED RESULTS:

Revenues

         For the year ended September 30, 2003, we had consolidated revenues of $23,596,878 as compared to $14,325,651 for the year ended September 30, 2002. This increase resulted substantially from increased revenues from our computer hardware and accessories segment and is discussed below.

Cost of Sales

         For the year ended September 30, 2003, cost of sales directly related to our computer equipment and accessories segment and amounted to $22,770,207 as compared to $13,153,326 for the year ended September 30, 2002. This increase resulted substantially from increased revenue from our computer segment and is outlined below.

Operating Expenses

         For the year ended September 30, 2003, operating expenses which include consulting fees, rent, salaries and non-cash compensation, depreciation expense and other selling, general and administrative, were $2,316,644 as compared to $ 1,451,721 for the year ended September 30, 2002.

Loss from sale/disposal of marketable securities

         For the year ended September 30, 2003, we recorded a loss from the sale/disposal of marketable securities of $1,563,525 as compared to $16,352 for the year ended September 30, 2002. In Fiscal 2003, we wrote off the value of our common stock holdings in NetDigest.com, Inc. ("NET") of $1,325,872 due the impairment in the value of these our common shares they are currently deemed to have little or no value. Additionally, we wrote off an investment on our Yastock subsidiary of $191,052 due to the impairment in the value of this investment.

Interest Expense

         Interest expense was $30,000 for the year ended September 30, 2003 as compared to $16,241 for the year ended September 30, 2002, an increase of $ 13,759.

Discontinued Operations

         During the year ended September 30, 2002, we concluded the sale of one of our Chinese subsidiaries. As a result of this sale, we recorded a $475,304 gain from the sale of our G-Choice subsidiary for the year ended September 30, 2002. For the year ended September 30, 2003 we had a loss from discontinued operations of $(3,890) and compared to income from discontinued operations of $10,170 for the year ended September 30, 2002.

OVERALL

         We reported a net loss for the year ended September 30, 2003 of $(3,089,370) compared to a net loss for the year ended September 30, 2002 of $(193,645). This translates to an overall per-share loss of ($.09) for the year ended September 30, 2003 compared to per-share loss of ($.01) for the year ended September 30, 2002.

RESULTS OF OPERATIONS BY SEGMENT:

Consulting Services Segment

         Revenue for the year ended September 30, 2003 was $ 399,049 as compared to $952,405 for the year ended September 30, 2002. This revenue was generated from business development services The decrease in revenues was attributable to the fact that during fiscal 2002, we entered into an agreement to provide operational and managerial assistance to the theNETdigest.com for a total of 526,316 shares of the theNETdigest.com, Inc common stock (post a 1 for 19 reverse split, effective May 31, 2002). In connection with this consulting agreement, we recognized consulting revenues of $0 and $521,053 for the year ended September 30, 2003 and 2002, respectively.

         For the year ended September 30, 2003, we incurred operating expenses of $1,898,934 as compared to $1,238,681 for the year ended September 30, 2002. For the year ended September 30, 2003, operating expenses consisted of rent of $69,018, consulting fees of $652,566, salaries and non-cash compensation of $728,250 and other selling, general and administrative expenses of $434,712. For the year ended September 30, 2002, operating expenses consisted of rent of $41,207, consulting fees of $504,223, salaries and non-cash compensation of $333,121 and other selling, general and administrative expenses of $348,223. The increase in operating expenses was primarily attributable to the following:

    (1) During fiscal 2002, we relocated our administrative offices into larger leased space. Accordingly, our rent expense increased in fiscal 2003 compared to fiscal 2002.

    (2) Our consulting expense increased to $652,566 in fiscal 2003 from $504,223 in fiscal 2002. The increase was due to increased non-cash consulting expenses recorded in fiscal 2003 in connection with the grant of stock options to consultants for services rendered.

    (3) Salaries and non-cash compensation expense increased to $728,250 for fiscal 2003 from $333,121 for fiscal 2002. In fiscal 2003, we increased our marketing and administrative staff by two persons. The remaining increase in salaries and non-cash compensation expense was attributable to the recording of non-cash compensation in connection with the granting of stock options to officers and employees.

    (4) Other selling, general and administrative expenses increased to $434,712 for fiscal 2003 from $348,223 for fiscal 2002, an increase of $86,489. In fiscal 2003, we incurred additional insurance expense of approximately $27,000 attributable to increased health insurance premiums paid for our employees. Additionally, we acquired our Chinese subsidiary, Yastock, on December 1, 2002. Accordingly, our other selling, general and administrative expense only includes ten months of expenses in fiscal 2002 as compared to twelve months in fiscal 2003.


         For the year ended September 30, 2003, we incurred interest expense of $ 30,018 as compared to $ 16,467 for the year ended September 30, 2002.

Computer Equipment and Accessories Segment

         Revenues for the year ended September 30, 2003 were $23,197,829 as compared to $13,373,246 to September 30, 2002 from our subsidiary Zhaoli, a Chinese company. This revenue was generated from sales of printers, copiers, network equipment and software licensing fees. The increase in sales mainly resulted from increasing demand from the market, as the Chinese government required all companies by July 1, 2003 to issue all transaction receipts and invoices by using a printer and a computer in order to smooth its tax collections.

         Cost of sales for Zhaoli for the year ended September 30, 2003 amounted to $22,770,207 or 98.2% of net sales as compared to $13,153,326 or 98.4% of net sales for the year ended September 30, 2002. We continue to experience low gross profit margins on our products sales.

         For the year ended September 30, 2003, operating expenses consisted of salaries and non-cash compensation of $75,704, rent expense of $144,968, and other selling, general and administrative expenses amounted to $197,038 as compared to salaries expense of $28,933, rent expense of $81,003, and other selling, general and administrative expenses of $103,104 for the year ended September 30, 2002. In fiscal 2003, we incurred additional rent due our growing need for warehouse space. Additionally, due to increased net revenues, we increased our workforce.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, we had a cash balance of $ 184,798. As of September 30, 2003, our cash position by geographic area is as follows:

           Cash
           United States           $  145,244
           China                       39,554
                                  ------------
           Total                   $  184,798
                                  ===========

         We are currently in negotiation with investors to raise up to $2,000,000 in cash from the sale of securities. We anticipate finalizing this funding in the near future.

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

         We intend to continue our trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. As part of our investment activities, we may sell a variety of equity or debt securities obtained as revenues for business development services. Such investments often involve a high degree of risk and must be considered extremely speculative.

         At September 30, 2003, our Company had stockholders' equity of $255,808. Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

         Net cash used in operations was $(679,348) for the year ended September 30, 2003 as compared to net cash used in operations of $(492,666) for the year ended September 30, 2002. The difference is due to the implementation of our new business model and the acquisition of our subsidiaries.

         Net cash provided by investing activities for the year ended September 30, 2003 was $26,503 as compared to net cash provided by investing activities for the year ended September 30, 2002 of $90,047. For the year ended September 30, 2003, we received $44,650 from the sale of marketable securities offset by cash used for capital expenditures of $(12,279) and the purchase of marketable equity securities of $(5,868). For the year ended September 30, 2002, we received cash from our acquisitions of $106,790, $57,088 from the sale of marketable securities offset by cash used for capital expenditures of $(73,831).

         Net cash provided by financing activities were $ 780,069 for the year ended September 30, 2003 as compared to $ 395,419 for the year ended September 30, 2002. For the year ended September 30, 2003, net cash provided by financing activities related primarily to proceeds from the exercise of stock warrants and related party loans of $ 420,089 and $359,980, respectively. For the year ended September 30, 2002, net cash provided by financing activities related primarily to proceeds from loans payable and proceeds from the exercise of stock warrants of $270,919 and $124,500, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have any material impact on the balance sheet or statement of operations.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any material impact on the balance sheet or statement of operations.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included herein. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

         We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

         Our revenues from the sale of products are recorded when the goods are shipped. Consulting income is recognized on a straight-line basis over the period of the service agreement. Deferred revenues relates to consulting revenues that is being recognized over the period of the service agreement.

         Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2003. All marketable securities are classified as available for sale at September 30, 2003. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

OPERATING RISK

(a) Country risk
         Currently, the Company's revenues are primarily derived from sale of computer equipment and accessories to customers in the Peoples Republic of China
(PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition. As experienced in Spring 2003,diseases such as SARS can significantly impact the PRC economy and affect the company productivity.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table includes the names, positions held and ages of our executive officers and directors.

NAME              AGE                POSITION
-----------      ------         -----------------------
Gary Wolfson        55            CEO and Director
Dr. James Wang      41            Chairman of the Board, President, and Director
Adam Wasserman      39            Chief Financial Officer
Kenneth Clinton     30            COO and Director
Dr. Li Shaoqing     41            Director
Robert Zhuang       46            Director

DATES, POSITION(S) HELD AND BUSINESS OR ACTIVITY

Gary Wolfson:
--------------------
     Mr. Wolfson was appointed Chief Executive Officer in August, 2003. Mr. Wolfson previously worked in the following positions:

     1992-2003 - President/Director of Pacific Rim Consultants., a private Sino-American liaison consulting firm. During his tenure, he worked for numerous public and private companies, in the U.S. and China, in various capacities.

     1971-1991 - Director/Owner of a private thoroughbred horse breeding and racing enterprise. Served as elected director/treasurer of the Florida Thoroughbred Breeders' Association, two terms.

Dr. James Wang:
------------------------
         Dr. Wang has served as President and Chairman of the Board of Directors of Genesis Technology since August 1, 2001. Dr. Wang earned his Ph.D. from the University of Arizona in 1994. Dr. Wang previously worked in the following positions:

     2000 to 2001- President, Master Financial Group, Inc., St. Paul, MN. This company provided consulting services for small private and public companies in the area of corporate finance,investor relations and business management

     1997 to 2000 - Assistant Professor, School of Medicine at the University of Minnesota, Minneapolis, MN. Dr. Wang was engaged in the research of liver diseases, Immunology and Nutrition.

Adam Wasserman
------------------------
         Mr. Wasserman was appointed Chief Financial Officer in October, 2001. Mr. Wasserman previously worked in the following positions.

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

         Mr. Wasserman holds a Bachelor of Administration from the State University of New York at Albany. He is a CPA and a member of The American Institute of Certified Public Accountants and is the treasurer of Gold Coast Venture Capital Club.

Kenneth Clinton
---------------------------
         Mr. Clinton has more than a decade of journalism, public relations, and marketing expertise. Mr. Clinton has extensive experience in investor relations with a background in finance, risk management, economic forecasting and SEC reporting. He has coordinated investor relation's campaigns for companies ranging from NASDAQ, AMEX, and the OTC. Mr. Clinton was previously Vice President Sales and Marketing for an emerging technology company concentrating on the Pacific Rim. While working with top-level executives he developed effective, comprehensive management and communications strategies for firms such as Disney, Southland Corporation, and Texas Instruments.

Dr. Li Shaoqing
------------------------
         Dr. Li brings competent and qualified Asian/Pacific leadership to Genesis. Dr. Li is General Manager for Shenda Kobond New Materials Co. in Shanghai, China and Chairman of Shanghai Capitalmill Business Development Co. Dr. Li formerly served as Executive Vice President and Director of the world conglomerate the Top Group, China; Dr. Li was also President for Topsoft Limited and President for Top International (USA). Dr. Li has also been a noteworthy visiting scholar/Assistant Lecturer as the University of New South Wales, Australia where he completed his PhD.

Robert Zhuang
----------------------
         Mr. Zhuang is a consultant located in Shanghai, China who specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. One of two brothers of Dr. Wang, he too is an expert on Sino-American business strategies and he is dedicated to supporting the development of the Chinese capital market and providing medium and small enterprises with consulting services for marketing management, human resource management, stock investment, fundraising, financing, and public offerings in the United States.

         Our directors are elected at each annual meeting of stockholders. Our directors hold office until the next annual meeting of stockholders. Board act as Compensation and Audit committee and Two Board of Directors are independent. Executive officers are elected by and serve at the discretion of the Board of Directors.

Employment Agreements
         Currently, we have three employment agreements with our officers. All three of the agreements are for one year and expire July 31, 2004. The agreement with its Chief Executive Officer provides for an annual salary of $126,000. The agreement with the President of the Company provides for an annual salary of $113,400. The agreement with the Company's V.P. of Business Development calls for an annual salary of $100,800. These contracts include a 5% salary increase per annum, if renewed, based on Board review. Upon renewal of the contracts on August 1, 2003, each officer received 1,250,000 options to purchase shares of the Company's common stock (625,000 options at $0.10 per share and 625,000 options at $.056 per share). Our officer's receive a monthly expense allowance of $650 for automobile and cellular phones. The Company has accrued all unpaid salaries due to the above officers as of September 30, 2003.

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

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

         The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to: (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the last three fiscal periods ended September 30, 2003, 2002 and 2001:


                                                                                Long-Term
                        Annual Compensation                                    Compensation
----------------------------------------------------------------------------------------------------------------
                                                                          Restricted    Securities
                                                         Other Annual       Stock       Underlying
Name and Principal                   Salary      Bonus   Compensation       Awards        Options      All Other
Position              Fiscal Year      ($)        ($)        ($)             ($)           SAR (#)    Compensation
-----------------------------------------------------------------------------------------------------------------
Gary Wolfson           2003          $121,000(4)  $  -     $  -           $ 160,000 (1)   1,750,000     -0-
Chief Executive        2002          $ 20,000     $  -     $  -           $  50,000 (2)     500,000     -0-
Officer                2001          $      -     $  -     $  -           $    -             -          -0-


Dr, James Wang         2003          $108.900(5)  $  -     $  -           $ 212,000 (3)   2,400,000     -0-
Chairman of the Board  2002          $ 78,000     $  -     $  -           $  50,000 (2)     500,000     -0-
and President          2001          $ 12,000     $  -     $  -           $    -             -          -0-


Kernneth Clinton       2003          $ 96,800(6)  $  -     $  -           $ 160,000 (1)   1,750,000     -0-
Director and employee  2002          $ 16,000     $  -     $  -           $  50,000 (2)     500,000     -0-
Officer                2001          $      -     $  -     $  -           $    -             -          -0-


(1) Represents the estimated value of 1,750,000 stock options granted to each individual, respectively, at exercise prices as follows:

                   # of           Exercise
                  Options          Price
         ----------------        -----------
                  500,000           $.052
                  625,000           $.100
                  625,000           $.056
             ------------
                1,750,000
            -------------

(2) Represents the estimated value of 500,000 stock options granted to each individual, respectively, at an exercise price of $.10.

(3) Represents the estimated value of 1,750,000 stock options granted to individual at an exercise price as follows for other annual compensation of $160,000:

                  # of         Exercise
                 Options        Price
               -----------     ----------
                  500,000       $.050
                  625,000       $.100
                  625,000       $.056
               -----------

                1,750,000
              ------------
         Additionally, represents the estimated value of 650,000 stock options granted to individual at an exercise price of $0.10 based on re-pricing for an annual compensation of $52,000: (4) Includes the value of 582,226 stock options granted and exercised to individual.

(5) Includes the value of 438,750 stock options granted and exercised to individual.
(6) Includes the value of 435,495 stock options granted and exercised to individual.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during Fiscal 2003 to the Named Executive Officers.

                                         % of Total
                     Number of Shares   Options Granted   Exercise or     FMV of
                    Underlying Options   to Employees in    Base Price   Shares on     Expiration
                      Granted (#)         Fiscal Year        ($/Sh)      Grant Date         Date
---------------------------------------------------------------------------------------------------------------------
Gary Wolfson            500,000              30.1%       $   0.052    $    0.13        June 2008
Gary Wolfson            625,000              30.1%       $   0.100    $    0.14      August 2008
Gary Wolfson            625,000              30.1%       $   0.056    $    0.14      August 2008
Gary Wolfson            282,226              30.1%       $    0.14    $    0.14              (1)
Gary Wolfson            300,000              30.1%       $    0.05    $    0.14              (1)
James Wang              500,000              28.3%       $   0.052    $    0.13        June 2008
James Wang              625,000              28.3%       $   0.100    $    0.14      August 2008
James Wang              625,000              28.3%       $   0.056    $    0.14      August 2008
James Wang              300,000              28.3%       $    0.05    $    0.14              (1)
James Wang              138,750              28.3%       $    0.14    $    0.14              (1)
James Wang              650,000              28.3%       $    0.10    $    0.08         May 2008
Ken Clinton             500,000              28.2%       $   0.052    $    0.13        June 2008
Ken Clinton             625,000              28.2%       $   0.100    $    0.14      August 2008
Ken Clinton             625,000              28.2%       $   0.056    $    0.14      August 2008
Ken Clinton             200,000              28.2%       $    0.05    $    0.14              (1)
Ken Clinton             235,495              28.2%       $    0.14    $    0.14              (1)

(1) Represents stock options granted and immediately exercised at various exercise prices for salary in lieu of cash.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table indicates each exercise of stock options (or tandem
SARS) and freestanding SRAS during the last fiscal yeat by each of the names executive officers and the total number and value of exercisable and unexercisable stock options held by Named Executive Officers as of September 30, 2003.



                                               Number of Securities             Vaalue of Unexercised
                                               Underlying Unexercised               In-the-Money
              Shares acquired    Value        Op5ions at Fiscal Year-End (#)   Options at Fiscal Year-end
Name           on Exercise (#)  Realized($)

------------ ----------------- ----------   -----------------------------    ---------------------------
                                            Exercisable  Unexercisable         Exercisable     Unexercisable
                                          -------------- --------------      ------------------ -------------
Gary Wolfson    1,082,226   $  80,512        1,250,000          -          $  265,000 $           -
James Wang        438,750   $  34,425        1,250,000          -          $  265,000 $           -
Ken Clinton       935.495   $  68,969        1,250,000          -          $  265,000 $           -
--------------

(1) Based on the OTC Bulletin Board last sales price for our common stock on December 26, 2003 of $0.29 per common share versus exercise price.


In October 2002, the board of directors approved change of option prices for Drs. James Wang and Ken Shenkman from $0.29 per share to $0.10 per share and $0.21 per share to $0.10 per share for the fiscal year of 2002, respectively. The lowered option prices are in line with the stock price at that time and compensation packages for new management members who were employed in August 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 26, 2003, information known to us relating to the beneficial ownership of shares of common stock by: each person who is the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Genesis Technology Group, Inc., 777 Yamato Rd, Suite 130, Boca Raton FL 33431

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

         Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of December 26, 2003, there were 40,079,325 shares of our common stock issued and outstanding. The issued and outstanding shares do not include 10,910,000 shares of our common stock issuable upon the exercise of warrants and options.

      Names and Address of     Number of shares       Percentage of shares
      Beneficial Owner         Beneficially Owned      Beneficially Owned
     ----------------------    -------------------   -------------------------
      Gary Wolfson             1,723,417                      4.1%
      James Wang               1,640,000                      4.1%
      Kenneth Clinton          1,678,500                      4.1%

All executive officers and directors as a group
(3 persons)                   4,869,500                      12.3%


 (1) Mr. Wolfson's holdings include Options to purchase 1,250,000 shares of Common Stock. Of his shares, 3224,052 are held in a trust for Mr. Wolfson's children for which he is one of three Trustees.

(2) Dr. Wang's holdings include Options to purchase 1,250,000 shares of Common Stock.

(3) Mr .Clinton's holdings include Options to purchase 1,250,000 shares of Common Stock


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         James Wang, an officer of the Company, advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At September 30, 2003, the Company owed him $44,627.

         A minority shareholder of our Zhaoli subsidiary, advanced $349,112 to this subsidiary for working capital purposes. These advances are non-interest bearing and are payable on demand.

         On April 1, 2002, we borrowed $80,000 from Fugen Li, an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest was payable on April 1, 2003. In the event of default of the loan agreement, the Lender is to receive common shares of the Company at a 25% discount to the average closing price of the previous 20 trading days free trading shares of the Company's common stock equal to the total amount due to the lender. As of September 30, 2003, this loan is in default and remains unpaid. In connection with this default, the Company has recorded a beneficial conversion feature of $20,000, which was recorded as interest expense for the year ended September 30, 2003.

         On July 31, 2002, the Company borrowed $20,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest was payable on January 1, 2003. At the option of the lender, the entire obligation may be repaid with common stock calculated by dividing the amount due by the average closing common stock price for ten days prior to the repayment discounted by 40%, with a maximum price of $0.13 per share. The beneficial conversion feature present in the issuance of this note payable as determined on the date funds were received under the loan agreement totaled $12,500 and was recorded as interest expense and additional paid-in capital. As of September 30, 2003, no conversion had occurred and the loan remains unpaid.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A. EXHIBITS: (a) Exhibits
     2          Agreement and Plan of Reorganization between Virginia City Gold
                Mines, Inc. and Psychicnet.com, Inc. dated March 8, 1999 (1)
     2.1        Agreement and Plan of Merger  between  Newagecities.com, Inc.,
                New  Leaf Distributing Company and Al-Wali Corporation,
                dated April 6, 2001. (4)
     2.2        Agreement and Plan of Reorganization and Stock Purchase
                Agreement between Newagecities.com, Inc. and Genesis Systems,
                Inc. (5)
     2.3        Stock Purchase Agreement by and Among Newagecities.com and
                PropaMedia (6)
     2.4        Stock Purchase Agreement by and Among Newagecities.com and
                G-Choice (6)
     2.5        Stock Purchase Agreement dated November 15, 2001 by and between
                Genesis Technology Group, Inc., Zhaoli Science and Technology
                Development Company,  Limited and the Majority Shareholder of
                Zhaoli Science and Technology Development Company, Limited. (7)
     2.6        Stock Purchase Agreement dated December 1,2001 by and between
                Genesis Technology Group, Inc, Yastock Investment Consulting
                Company, Limited and the majority shareholders of Yastock
                Investment Consulting Company, Limited. (7)
     2.7        Agreement and Plan of Merger And Reorganization by and among
                theNETdigest.Com, Inc. as Acquiror, Shanghai G-Choice Science &
                Technology Company Ltd as Acquiree and the Shareholders of
                Shanghai G-Choice Science & Technology Company Ltd. (9)
     3.1        Articles of Incorporation (1)
     3.2        Articles of Amendment to the Articles of Incorporation (1)
     3.3        Articles of Amendment to the Articles of Incorporation (1)
     3.4        Bylaws
     5.1        Opinion of Atlas, Pearlman, Trop & Borkson, P.A.*
     10.1       Employment Agreement between newagecities.com, Inc. and
                Joseph Ardito (1)
     10.2       Employment Agreement between newagecities.com, Inc. and Kenneth
                Shenkman (1)
     10.3       Employment Agreement between newagecities.com, Inc. and Stanley
                Siegel (1)
     10.4       Lease Agreement between newagecities.com,Inc.and
                R.A.La Pointe(1)
     10.5       Internet Consulting/Marketing Agreement between Psychicnet.com,
                Inc. and  Virtual Financial Corp. (1)
     10.6       License Agreement between newagecities, Inc. and Q Sound Labs,
                Inc. (1)
     10.7       Merger Agreement and Plan of Reorganization (1)
     10.8       Lease Agreement between newagecities.com, Inc. and R.A.
                La Pointe (2)
     10.9       Note, Security Agreement and Warrant between newagecities.com,
                Inc. and Marc Siegel (2)
     10.10      Form of Subscription Agreement, Note and Registration Rights
                Agreement; Warrants and Stock Pledge Agreement (2)
     10.11      Consulting Agreement between newagecities.com, Inc. and Phillip
                W. Johnston dated June 15, 2000.(3)
     10.12      Genesis Technology Group, Inc. 2002 Stock Option Plan. (8)
     10.13      Employment Agreement with James Wang (8)
     10.14      Employment Agreement with Kenneth Shenkman (8)
     10.15      Employment Agreement with Adam Wasserman (8)
     10.16      Genesis Technology Group Amendment No.1 to 2002 Stock Option
                Plan. (11)
     10.17      Genesis Technology Group 2003 Stock Option Plan. (12)
     16         Letter of Grassi & Co. CPAs, P.C. (Formerly Feldman Sherb & Co.,
                 P.C.) (10)
     23.1       Consent of Feldman Sherb Ehrlich & Co. Certified Public
                Accountants(1)
     23.2       Consent of Atlas, Pearlman, Trop & Borkson, P.A. (contained in such firm's  opinion filed as Exhibit 5.1) (1)
     31.1       Certification of Chief Executive Officer in accordance with
                18 U.S.C. Section 1350, as adopted by Section 302 of the
                Sarbanes-Oxley Act of 2002 (*)
     31.2       Certification of Principal Financial Officer in accordance with
                18 U.S.C. Section 1350, as adopted by Section 302 of the
                Sarbanes-Oxley Act of 2002 (*)
     32.1       Certification of Chief Executive Officer in accordance with
                18 U.S.C. Section 1350, as adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002 (*)
     32.2       Certification of Chief Financial Officer in accordance with
                18 U.S.C. Section 1350, as adopted by Section 906 of the
                Sarbanes-Oxley Act of 2002 (*)

       (1) Incorporated by reference to exhibits filed with our registration statement on form SB-2 file on 9/1/99.
       (2) Incorporated by reference to exhibits filed with our registration statement on form SB-2/A filed on 1/5/00.
       (3) Incorporated by reference to exhibits filed with Form S-8 filed on 7/14/00.
       (4) Incorporated by reference to exhibits filed with Form 8-K filed on 4/23/01.
       (5) Incorporated by reference to exhibits filed with Form 8-K filed on 8/16/01.
       (6) Incorporated by reference to exhibits filed with Form 8-K filed on 9/12/01.
       (7) Incorporated by reference to exhibits filed with Form 8-K filed on 1/14/02.
       (8) Incorporated by reference to exhibits filed with Form S-8 filed on 3/26/02.
       (9) Incorporated by reference to exhibits filed with Form 8-K filed on 7/15/02.
      (10) Incorporated by reference to exhibits filed with Form 8-K filed on 10/29/02.
      (11) Incorporated by reference to exhibits filed with Form S-8 filed on 12/17/02.
      (12) Incorporated by reference to exhibits filed with Form S-8 filed on 6/5/03.
      (*) Filed herewith

(b) Reports on 8-K

         On June 13, 2003 the Company filed an 8-K with regard to legal suit against against Hy-Tech Technology Group, Inc. (OTCBB: HYTT). The Court issued a default and final judgment decree on Monday, June 9, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $47,000 and $63,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

SIGNATURE                      TITLE                            DATE
---------                      -----                            ----

/s/ Gary Wolfson             Chief Executive Officer            January 13, 2004
------------------------     nd Director
Gary Wolfson


/s/ Dr. James Wang           Chairman of the Board and          January 13, 2004
------------------------     President
James Wang


/s/ Adam Wasserman           Chief Financial Officer            January 13, 2004
------------------------
Adam Wasserman


/s/ Ken Clinton               Director                          January 13, 2004
------------------------
Ken Clinton


/s/ Dr. Li Shaoqing           Director                          January 13, 2004
------------------------
Dr. Li Shaoqing


/s/ Robert Zhuang             Director                          January 13, 2004
------------------------
Robert Zhuang

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







                                    CONTENTS


       Report of Independent Certified Public Accountants...................F-2

       Consolidated Financial Statements:

           Consolidated Balance Sheet.......................................F-3

           Consolidated Statements of Operations............................F-4

           Consolidated Statement of Stockholders' Equity...................F-5

           Consolidated Statements of Cash Flows............................F-6

       Notes to Consolidated Financial Statements...................F-7 to F-34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Genesis Technology Group, Inc
Boca Raton, Florida


        We have audited the accompanying consolidated balance sheet of Genesis Technology Group, Inc. and Subsidiaries as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Technology Group, Inc. and Subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                       /s/Sherb & Co., LLP
                                                  Certified Public Accountants

New York, New York
December 23, 2003

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET



                                                                  September 30,
                                                                      2003
                                                                 --------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                         $ 184,798
    Marketable equity securities                                        180,851
    Accounts receivable (net of allowance for
    doubtful accounts of $17,000)                                       266,927
    Inventories                                                         246,914
    Prepaid expenses and other                                          270,624
                                                                 --------------

        Total Current Assets                                          1,150,114
                                                                 --------------

PROPERTY AND EQUIPMENT - Net                                            116,589
                                                                 --------------

OTHER ASSETS:
   Goodwill                                                              10,540
   Other assets                                                          46,495
                                                                 --------------

        Total Other Assets                                               57,035
                                                                 --------------

        Total Assets                                                $ 1,323,738
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                     $ 220,919
    Accounts payable and accrued expenses                               302,378
    Deferred revenue                                                    115,833
    Due to related parties                                              393,739
                                                                 --------------

        Total Current Liabilities                                     1,032,869
                                                                 --------------

MINORITY INTEREST                                                        35,061
                                                                 --------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized;
        no shares issued and outstanding)                                     -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        36,323,824 shares issued and outstanding)                        36,324
    Additional paid-in capital                                       14,203,424
    Accumulated deficit                                             (13,571,990)
    Less: Deferred compensation                                        (252,417)
    Less: Subscriptions receivable                                     (120,150)
    Accumulated other comprehensive loss                                (39,383)
                                                                 --------------

        Total Stockholders' Equity                                      255,808
                                                                 --------------

        Total Liabilities and Stockholders' Equity                  $ 1,323,738
                                                                 ==============

                     See notes to consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     For the Years Ended
                                                        September 30,
                                               ---------------------------------
                                                   2003                2002
                                               --------------    ---------------

NET REVENUES                                    $ 23,596,878       $ 14,325,651

COST OF SALES                                     22,770,207         13,153,326
                                              --------------    ---------------

GROSS PROFIT                                         826,671          1,172,325
                                               --------------    ---------------

OPERATING EXPENSES:
     Consulting                                      652,566            504,223
     Salaries and non-cash compensation              803,954            307,420
     Selling, general and administrative             860,124            640,078
                                               --------------    ---------------

        Total Operating Expenses                   2,316,644          1,451,721
                                               --------------    ---------------


LOSS FROM OPERATIONS                              (1,489,973)          (279,396)

OTHER INCOME (EXPENSE):
     Loss from sale of marketable securities         (16,601)           (16,352)
     Loss on impairment of marketable securities  (1,546,924)                 -
     Interest expense, net                           (30,000)           (16,241)
                                               --------------    ---------------

        Total Other Income (Expense)              (1,593,525)           (32,593)
                                               --------------    ---------------

LOSS BEFORE DISCONTINUED OPERATIONS  AND
      MINORITY NTEREST                            (3,083,498)          (311,989)
                                               --------------    ---------------

DISCONTINUED OPERATIONS:
   Gain from sale of subsidiary                            -            475,304
   (Loss) income from discontinued operations         (3,890)            10,179
                                                 ------------    ---------------

        Total (Loss) Income from
         Discontinued Operations                      (3,890)           485,483
                                                 ------------    ---------------

(LOSS) INCOME BEFORE MINORITY INTEREST AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE       (3,087,388)           173,494

MINORITY INTEREST IN INCOME OF SUBSIDIARY             (1,982)            (7,760)
                                                -------------    ---------------

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                             (3,089,370)           165,734

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                   -           (359,379)
                                                 ------------    ---------------

NET LOSS                                        $ (3,089,370)        $ (193,645)
                                               ==============    ===============



(LOSS) INCOME PER COMMON SHARE: - BASIC AND DILUTED
   Income (loss) from continuing operations          $ (0.09)           $ (0.02)
   Income (loss) from discontinued operations          (0.00)              0.02
   Cumulative effect of accounting change                  -              (0.01)
                                                -------------    ---------------

   Net loss) per common share
             - basic and diluted                     $ (0.09)           $ (0.01)
                                                =============    ===============

      Weighted Common Shares Outstanding
             - Basic and Diluted                  32,504,629         24,943,991
                                                 ============    ===============

                 See notes to consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Years Ended September 30, 2003 and 2002


                           Common Stock, $.001 Par Value
                           ---------------------------------                                                               Total
                                                   Additional                                                          Stockholders'
                               Number               Paid-in    Accumulated    Deferred     Subscriptions Comprehensive    Equity
                             of Shares    Amount    Capital      Deficit     Compensation   Receivable   Income (Loss)   (Deficit)
                             ----------  --------  -----------   -----------  -----------  ------------- -------------  -----------

Balance,September 30, 2001   23,614,353   $23,615  $11,234,183  $(10,288,975)  $     -        $     -         $ 13,020   $ 981,843

Common shares issued
in connection with
acquisitions                    492,000       492      268,268           -           -              -              -        268,760

Stock options granted to
consultants and employees             -         -      466,402           -           -              -              -        466,402

Common stock issued for
services                        750,000       750       87,000           -           -              -              -         87,750

Shares issued from exercise
of stock options              2,553,000     2,553      387,447           -           -       (178,000)             -        212,000

Common stock issued for debt    263,000       263       24,722           -           -              -              -         24,985

Common stock retired in
connection with sale of
subsidiary                     (400,000)     (400)     (67,600)          -           -              -              -        (68,000)

Beneficial interest on
convertible note payable              -         -       12,500           -           -              -              -         12,500

Other comprehesive income:
    Net loss                          -         -            -      (193,645)        -              -              -       (193,645)
    Comprehensive loss - unrealized
    loss on marketable equity
    secuirities-net of taxes of $0    -         -            -          -            -              -       (1,104,957)  (1,104,957)
                                                                                                                        ------------


    Total comprehensive loss          -         -            -          -            -              -             -      (1,298,602)

                             ----------  --------  -----------   -----------  -----------  ------------- -------------  -----------

Balance,September 30, 2002   27,272,353    27,273   12,412,922   (10,482,620)        -       (178,000)      (1,091,937)     687,638

Stock options granted to
consultants and employees             -         -      990,618          -      (529,869)            -              -        460,749

Common stock issued
for services                  1,580,000     1,580      180,620          -            -              -              -        182,200

Shares issued from exercise
of stock options              8,176,471     8,176      713,821          -            -        (84,311)             -        637,686

Common stock returned
for cancellation of
subscription receivable       (705,000)      (705)    (114,557)         -            -        142,161              -         26,899

Amortization of deferred
consulting fees                       -         -            -          -       277,452            -               -        277,452

Beneficial conversion
feature - default on note             -         -       20,000          -            -             -              -          20,000

Other comprehesive income:
    Net loss                          -         -            -    (3,089,370)        -             -              -      (3,089,370)
    Comprehensive loss - change in
    unrealized loss on marketable
    equity secuirities-net of
    taxes of $0                      -          -            -          -            -             -         1,052,554    1,052,554
                                                                                                                        ------------

    Total comprehensive loss        -          -             -          -           -              -              -      (2,036,816)
                             ----------  --------  -----------   -----------  -----------  ------------- -------------  -----------


Balance,September 30, 2003   36,323,824   $ 36,324 $14,203,424  $(13,571,990) $(252,417)    $(120,150)        $(39,383)   $ 255,808
                             ==========  ========= ===========  ============= ==========   ============= ==============  ===========


                 See notes to consolidated financial statements
                                       F-5

                 GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the Year Ended
                                                                                September 30,
                                                                   --------------------------------
                                                                          2003             2002
                                                                     ---------------  ---------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                    $ (3,085,480)      $ (679,128)
    Adjustments to reconcile loss from continuing
      operations to net cash used in operating activities:
      Depreciation and amortization                                          21,783           17,098
      Loss on sale of marketable securities                                  16,601           16,352
      Loss from impairment of marketable securities                       1,546,924                -
      Grant and exercise of stock options to consultants and employees      738,375          553,902
      Common stock issued for services                                      182,200           87,750

      Minority interest                                                       1,982          (31,476)
      Marketable equity securities received for consulting services        (254,000)        (745,978)
      Loss from impairment of goodwill                                            -          359,379
      Beneficial interest on convertible debt                                20,000           12,500
      Write off of subscription receivable                                   26,899                -
      Increase in allowance for doubtful accounts                            17,000                -
    Changes in assets and liabilities:
      Accounts receivable                                                  (200,606)         165,423
      Inventories                                                           (59,868)          40,201
      Prepaid and other current assets                                     (120,969)          83,110
      Due from related party                                                      -           18,023
      Other assets                                                          (42,550)          (4,722)
      Accrued payable and accrued expenses                                  518,146         (343,259)
      Due to related party                                                        -           26,759
      Deferred revenues                                                      (6,667)         (61,500)
                                                                      ---------------  ---------------

NET CASH USED IN CONTINUING OPERATING ACTIVITIES                           (680,230)        (485,566)
                                                                     ---------------  ---------------

    (Loss) income from discontinued operations                               (3,890)         485,483
    Adjustments to reconcile (loss) income from discontinued
      operations to net cash provided by (used in) discontinued
      operating activities:
          Gain on sale of subsidiary                                             -          (475,304)
          Net increase (decrease) in net liabilities from
          discontinued operations                                             4,772          (17,279)
                                                                      ---------------  ---------------

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATING ACTIVITIES                882           (7,100)
                                                                     ---------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES                                      (679,348)        (492,666)
                                                                     --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisition                                                  -          106,790
    Proceeds from sale of marketable securities                              44,650           57,088
    Increase in marketable securities                                        (5,868)               -
    Capital expenditures                                                    (12,279)         (73,831)
                                                                     ---------------  ---------------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                              26,503           90,047
                                                                     ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                                   -          270,919
    Due to related party                                                    359,980                -
    Proceeds from exercise of stock options                                 420,089          124,500
                                                                     ---------------  ---------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                             780,069          395,419
                                                                     ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUILALENTS                        127,224           (7,200)

CASH AND CASH EQUIVALENTS - beginning of year                                57,574           64,774
                                                                     ---------------  ---------------

CASH AND CASH EQUIVALENTS - end of year                                   $ 184,798         $ 57,574
                                                                     ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
      Noncash investing and financing activities:
        Common stock issued for debt                                      $ 217,597         $ 24,985
                                                                     ===============  ===============

        Common stock retired in connection with sale of subsidiary              $ -         $ 68,000
                                                                     ===============  ===============

        Common stock issued for subscription receivable                   $ 308,233        $ 178,000
                                                                     ===============  ===============


      Acquisition details:
        Fair value of assets acquired                                           $ -        $ 813,452
                                                                     ===============  ===============

        Liabilities assumed                                                     $ -       $ (544,692)
                                                                     ===============  ===============

        Common stock issued for acquisitions                                    $ -       $ (268,760)
                                                                     ===============  ===============

        Goodwill                                                                $ -         $ 10,540
                                                                     ===============  ===============



                 See notes to consolidated financial statements.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES

The Company

Genesis Technology Group, Inc. (the "Company" or "Genesis") is a business development firm that specializes in assisting small and mid-sized companies in entering the Chinese market. The Company's strategy includes marketing itself as a resource for these companies in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. As a part of that strategy, the Company has become a member of the Shanghai Technology Stock (Property Rights) Exchange, an organization that promotes the influx of technology into China. The Company also has acquired companies in the U.S. and China for the purposes of further developing these companies, with operational, managerial and financial support. The strategy also envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries.

Genesis Technology Group, Inc., formerly Psychicnet.Com, Inc. ("Psychic"), was formed on January 29, 1999 to provide "New Age" services and products on the Internet. On April 6, 1999, Psychic was acquired by Virginia City Gold Mines, Inc. ("VCGM"), an Idaho corporation, for 2,200,000 shares of VCGM stock (the "Exchange"). The Exchange was completed pursuant to the Agreement and Plan of Reorganization between Psychic and VCGM. The Exchange had been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies was recorded as a recapitalization of Psychic, pursuant to which Psychic is treated as the continuing entity. Subsequent to the Exchange, with the approval of the Board of Directors, VCGM changed its name to Newagecities.com, Inc ("Newage").

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


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

On October 12, 2001 the shareholders of Newage voted upon and approved an Agreement and Plan of Merger providing for the merger of the Company with and into Genesis Technology Group, Inc., a Florida corporation, wholly-owned by the Company. The purpose of the merger was to change the Company's domicile from Idaho to Florida. In addition, the Company's name has changed to Genesis Technology Group, Inc., which better reflects the Company's current business plan.

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Zhaoli Technology Development Company, Limited ("Zhaoli") and Zhaoli's shareholder. Zhaoli is a Chinese company with principal offices in Shanghai, China. Zhaoli is an information technology company that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. Zhaoli also develops proprietary software systems, such as its e-learning software for K-12 education in China. Currently, approximately 98% of consolidated revenues for the year ended September 30, 2003 were derived from this subsidiary.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES (Continued)

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

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2003. All marketable securities are classified as available for sale at September 30, 2003. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to seven years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


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

The functional currency of the Company's Chinese subsidiaries, Zhaoli and Yastock, is the local currency. The financial statements of the subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2003 was not material.

Comprehensive loss

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive loss for the years ended September 30, 2003 and 2002 amounted to $(2,036,816) and $(1,298,602), respectively.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

Stock based compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the years ended September 30, 2003 and 2002:

                                     2003                        2002
                                 ----------------           ------------------
            Net earnings
                As reported           $(3,089,370)              $ (193,645)
                Pro forma             $(3,108,705)              $ (504,053)

            Basic earnings per share
                As reported                 $(.09)                  $(.01)
                Pro forma                   $(.10)                  $(.02)

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


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

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended September 30, 2003 and 2002 totaled approximately $21,000 and $48,000, respectively.

Recent accounting pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have any material impact on the balance sheet or statement of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any material impact on the balance sheet or statement of operations.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2003, property and equipment consisted of the following:

                                        Estimated Life
         Office Furniture                 7 Years           $          56,600
         Computer Equipment               5 Years                      18,104
         Office Equipment                 5 Years                     105,400
                                                             -----------------
                                                                      180,104
         Less: Accumulated Depreciation                               (63,515)
                                                             -----------------

                                                            $         116,589
                                                             ================
For the year ended September 30, 2003 and 2002, depreciation expense amounted to $21,783 and $17,098, respectively.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 3 - ACQUISITIONS AND DIVESTITURES (Continued)

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Zhaoli Technology Development Company, Limited ("Zhaoli") and Zhaoli's shareholder. Zhaoli is a Chinese company with principal offices in Shanghai, China. Zhaoli is an information technology company that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. Zhaoli also develops proprietary software systems, such as its e-learning software for K-12 education in China. As a result of the acquisition, the Company issued 400,000 shares of its common stock with a fair market value of $220,000 in exchange for 80% of the capital stock of Zhaoli. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $5,651. The excess has been applied to goodwill. The results of operations of Zhaoli are included in the accompanying financial statements from November 15, 2001 (effective date of acquisition) to September 30, 2002 and for the year ended September 30, 2003.

On December 1, 2001, the Company entered into a Stock Purchase Agreement with Yastock Investment Consulting Company, Limited ("Yastock") and the shareholders of Yastock. Yastock is an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. As a result of the acquisition, the Company issued 92,000 shares of its common stock with a fair market value of $48,760 in exchange for 80% of the capital stock of Yastock. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $4,889. The excess has been applied to goodwill. Subsequently, the Company acquired the remaining 20% of Yastock for $18,000. The results of operations of Yastock are included in the accompanying financial statements from December 1, 2001 (effective date of acquisition) to September 30, 2002 and for the year ended September 30, 2003.

Acquisition and Sale of Subsidiary

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 3 - ACQUISITIONS AND DIVESTITURES (Continued)

Additionally, on March 26, 2002, Genesis entered into an agreement to provide operational and managerial assistance to the theNETdigest.com for a total of 526,316 shares of the theNETdigest.com, Inc common stock (post a 1 for 19 reverse split, effective May 31, 2002). Prior to completing this transaction, theNETdigest.com, Inc., whose stock trades on the Pink Sheets, had limited business operations and activities. In connection with this consulting agreement, which was entered into by the Company prior to the sale of G-Choice, for the year ended September 30, 2002, the Company recognized consulting revenue of $521,053.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Genesis Systems, Inc., Zhaoli and Yastock had occurred as of the following periods:

                                                                 Year Ended
                                                             September 30, 2002
                                                              -----------------

Net Revenues                                                   $     15,946,000
Net Loss from continuing operations                            $       (257,000)
Net Loss per Share from continuing operations                  $           (.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 - LOANS PAYABLE

On April 1, 2002, the Company borrowed $80,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest was payable on April 1, 2003. In the event of default of the loan agreement, the Lender is to receive common shares of the Company at a 25% discount to the average closing price of the previous 20 trading days free trading shares of the Company's common stock equal to the total amount due to the lender. As of September 30, 2003, this loan is in default and remains unpaid. In connection with this default, the Company has recorded a beneficial conversion feature of $20,000, which was recorded as interest expense for the year ended September 30, 2003.

On May 29, 2002, the Company borrowed $50,000 from an individual. The loan bears interest at 10% per annum and was secured by certain marketable securities held by the Company and 200,000 shares of the Company's common stock. All unpaid principal and accrued interest was payable on September 30, 2002. . In the event of default of the loan agreement, the Lender is to receive 200,000 common shares. In fiscal 2003, the Company repaid this loan by giving 100,000 shares of Sense Holdings, Inc. common stock owned by the Company and 200,000 shares of the Company's common stock.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 4 - LOANS PAYABLE (Continued)

On July 31, 2002, the Company borrowed $20,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest was payable on January 1, 2003. At the option of the lender, the entire obligation may be repaid with common stock calculated by dividing the amount due by the average closing common stock price for ten days prior to the repayment discounted by 40%, with a maximum price of $0.13 per share. The beneficial conversion feature present in the issuance of this note payable as determined on the date funds were received under the loan agreement totaled $12,500 and was recorded as interest expense and additional paid-in capital. As of September 30, 2003, no conversion had occurred and the loan remains unpaid.

The Company's Chinese subsidiary, Zhaoli, entered into a loan agreement with a Chinese bank to borrow $120,919. The loan bears interest at a rate of 5.85% per annum and is payable prior to March 25, 2004.

NOTE 5 - DISCONTINUED OPERATIONS

Effective June 30, 2002, the Company sold its 80% interest in its subsidiary Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") and in September 2002, the Company decided to discontinue the operations of Propamedia. The following financial data reflects a summary of operating results for the Company's discontinued operations for the year ended September 30, 2003 and 2002.

Summary of Operating Results of Discontinued Operations (approximate):

                                              Year Ended           Year Ended
                                          ------------------   -----------------
                                              September 30,       September 30,
                                                  2003                2002
                                          ------------------   -----------------
Revenues .......................        $    2,404,200          $    14,021,000
Cost of sales...................             2,333,800               13,668,000
                                         -------------           --------------

Gross profit ......................             70,400                  353,000
Selling, general and administrative expenses .  74,300                  343,000
                                            ----------              -----------

Income (loss) from discontinued operations..   (3,900)         $        10,000
                                         ==============        =================

At September 30, 2003, net assets from discontinued operations consisted of cash of $428,000, accounts receivable of $211,000, other assets of $3,000 and accounts payable of $641,000.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003



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

The Company has a net operating loss carryforward for tax purposes totaling approximately $3,116,000 and a capital loss carryforward of approximately $1,000,000 at September 30, 2003 expiring through the year 2023. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:


                                                     2003               2002
                                                 -----------      --------------
    Deferred tax benefits (liability) - current
      Allowance for doubtful accounts               $ 6,400                   -

   Deferred tax benefits - noncurrent
        Net operating loss carryforward           1,184,000             742,000
        Capital loss carryforward                   380,000                   -
                                                 -----------    ----------------
        Total deferred tax assets                 1,570,400             742,000

     Less:  Valuation allowance                  (1,570,400)           (742,000)
                                                ------------    ----------------
                                                  $     -       $             -
                                             ===============    ================

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2003 and 2002:

                                                2003         2002
                                           ------------ ----------------

Computed "expected" tax expense (benefit)     (34.0)%        34.0%
State income taxes                             (4.0)%         4.0%
Other permanent differences                    10.0%        108.0%
Change in valuation allowance                  28.0%       (146.0)%
                                           ------------ ----------------

Effective tax rate                              0.0%          0.0%
                                            ============= ===============

The valuation allowance at September 30, 2003 was $1,570,400. The increase during fiscal 2003 was $828,400.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 7 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the year ended September 30, 2003 and 2002, the Company operated in two reportable business segments - (1) sale of computer equipment and accessories and (2) consulting services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the year ended September 30, 2003 and 2002 is as follows:

                                    For the Year Ended       For the Year Ended
                                    September 30, 2003       September 30, 2002
                                    ------------------      --------------------
Net Revenues:

  Computer Equipment and Accessories   $  23,197,829             $   13,373,246
  Consulting Services                        399,049                    952,405

  Consolidated Net Revenue                23,596,878                 14,325,651
                                    ------------------      --------------------

Cost of Sales and Operating expenses:

  Computer Equipment and Accessories     23,180,522                  13,361,175
                                    ------------------      --------------------
  Consulting Services                     1,884,546                   1,226,774
                                    ------------------      --------------------

Depreciation:

   Computer Equipment and Accessories        7,395                        5,191
                                    ------------------      --------------------
   Consulting Services                      14,388                       11,907
                                    ------------------      --------------------

Interest Expense:

   Computer Equipment and Accessories            -                          -
                                    ------------------      --------------------
   Consulting Services                     30,018                    16,467
                                    ------------------      --------------------


Income (Loss):

 Computer Equipment and Accessories         $7,930                       $4,632
                                    ------------------      --------------------

 Consulting Services                    (3,097,300)                    (198,277)
                                    ------------------      --------------------

 Net  Loss                           $  (3,089,370)                 $  (193,645)
                                    ==================      ====================


Total Assets at September 30, 2003 and 2002:

  Computer Equipment and Accessories $     915,196              $        428,003
   Consulting Services                     408,542                      724,560
                                    ------------------      --------------------

   Consolidated Asset Total              1,323,738               $    1,152,563
                                    ==================       ===================

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 7 - SEGMENT INFORMATION (Continued)

For the year ended September 30, 2003 and 2002, the Company derived approximately 98% and 96% of its revenue from its subsidiaries located in the People's Republic of China, respectively. Sales and identifiable assets by geographic areas for the years ended September 30, 2003 and 2002, and as of September 30, 2003, respectively, were as follows:



                              Revenues
                       -----------------------
                         For the Year Ended              Identifiable Assets
                            September 30,                   at September 30,
                        2003           2002                     2003
                     -----------   ----------          ------------------------

United States        $   372,784   $    622,803     $                300,926
China                 23,224,094     13,702,848                    1,022,812
                    -------------   -----------------   ------------------------
    Total            $23,596,878   $  4,325,651     $              1,323,738
                   =============   =================   =+=======================


NOTE 8 - RELATED PARTY TRANSACTIONS

Due from related party

An officer of the Company advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At September 30, 2003, the Company owed this related party $44,627. Additionally, a minority shareholder of the Company's Zhaoli subsidiary, advanced $349,112 to this subsidiary for working capital purposes. These advances are non-interest bearing and are payable on demand.

NOTE 9 - STOCKHOLDERS' EQUITY

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Common Stock (continued)

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

In April 2002, in connection with the exercise of stock options, the Company issued 592,000 shares of common stock to two former employees for promissory notes in the amount of $133,000, which is shown in stockholders' equity as a subscription receivable. In October 2002, one of the former employees returned 200,000 shares of common stock for the cancellation of a subscription receivable related to these shares in amount of $70,000. In connection with this transaction, the Company recorded additional consulting expense of $21,388.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Common Stock - Continued

In connection with the sale of a subsidiary, the Company received and cancelled 400,000 shares of the Company's common stock.

In August 2002, in connection with the exercise of 200,000 stock options, the Company issued 200,000 shares of common stock for a promissory note in the amount of $45,000. In November 2002, the Company received net proceeds of $10,000 related to these shares. The remaining balance of $35,000 has not been collected as of September 30, 2003, and is shown in stockholders' equity as a subscription receivable. The Company has initiated legal action against this individual related to the collection of this balance.

In August and September 2002, in connection with consulting agreements, the Company issued 400,000 restricted shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.12 per share and recorded consulting expense of $48,000, which was amortized over the service period.

On September 20, 2002, in connection with the exercise of stock options, the Company issued 980,000 shares of common stock to employees for services rendered. Since the Company did not receive any cash for the exercise of these options, the Company reduced accrued salaries by $49,000 based on the exercise price of the underlying stock options granted.

On October 3, 2002, in connection the settlement of debt with a third party, the Company issued 200,000 shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.10 per share and recorded consulting expense of $20,000.

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

In November 2002, in connection with a consulting agreement with a third party, the Company issued 180,000 restricted shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.14 per share and recorded consulting expense of $25,200 related to the consulting services.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Common Stock - Continued

On December 19, 2002, in connection with the exercise of stock options, the Company issued 750,000 shares of common stock to a consultant for a subscription receivable of $100,000. On February 6, 2003, the consultant returned 505,000 shares of the Company's common stock due to the cancellation of this agreement, thus reducing the subscription receivable balance by $67,317. The Company collected net proceeds of $27,839 related to these shares and wrote off the remaining subscription receivable balance of $4,844 to consulting fees.

On December 24, 2002, in connection with the exercise of stock options, the Company issued 600,000 shares of common stock to a consultant for net proceeds of $49,000 and a subscription receivable of $41,000, which was paid subsequent to September 30, 2003.

On December 31, 2002, in connection with the exercise of stock options, the Company issued 1,000,000 shares of common stock to employees for services rendered. Since the Company did not receive any cash for the exercise of these options, the Company reduced accrued salaries by $68,000 based on the exercise price of the underlying stock options granted.

On January 3, 2003, the Company entered into an agreement with a public relations company. The term of this agreement was for forty-five (45) days; the Company issued such consultant 400,000 shares of its common stock for these services. The Company valued these shares at the fair market value on the date of the agreement or $0.14 per share and recorded consulting expense of $56,000.

 On January 7, 2003, the Company issued 800,000 shares of its common stock relating to the exercise of options held by certain employees and consultants for net proceeds of $50,000, the reduction of debt of $13,688, and compensation expense of $26,312.

On February 19, 2003, the Company issued 700,000 shares of its common stock relating to the exercise of stock options. The Company received proceeds of $79,100.

On May 8, 2003, the Company issued 500,000 shares of its common stock relating to the exercise of options held by a certain executive.

On May 8, 2003, the Company issued 200,000 shares of its common stock relating to the exercise of options held by a consultant. The Company received proceeds of $20,000 related to this share issuance.

On June 8, 2003, the Company issued 1,123,000 and 915,000 shares of its common stock relating to the exercise of options held by certain executives and consultants, respectively. The Company received proceeds of $104,250, reduced accrued salaries by $41,050, recorded consulting fees of $15,990, and has a subscription receivable of $27,350 related to these share issuances.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Common Stock - Continued

On July 21, 2003, in connection with consulting agreements, the Company issued 200,000 restricted shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.12 per share and recorded consulting expense of $24,000 related to these consulting services.

On July 15, 2003, the Company issued 120,000 shares of its common stock relating to the exercise of stock options for a promissory note in the amount of $16,800, which is shown in stockholders' equity as a subscription receivable.

In August and September 2003, in connection with the exercise of stock options, the Company issued 748,471 shares of common stock to employees for services rendered. Since the Company did not receive any cash for the exercise of these options, the Company reduced accrued salaries and accounts payable by $89,725 and $11,960, respectively, based on the exercise price of the underlying stock options granted.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Stock Options (Continued)

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

On October 1, 2001, the Company issued 500,000 stock options to a consultant for investor relations services. 250,000 of the options were granted with an exercise price of $.25 per shares and 250,000 options were granted at $.50. The options expired on October 1, 2003. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 131 percent; risk-free interest rate of 4.50 percent and an expected holding period of 6 months. In connection with these options, the company recorded non-cash compensation of $4,000.

On January 25, 2002, the Company entered into a one year consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement which commenced on February 1, 2002, the Company was granted 50,000 options per month to purchase shares of common stock for services rendered for an aggregate of 600,000 options. The options had an exercise price of $.35 per share and expire five years from grant date. For the year ended September 30, 2003 and 2002, the Company granted 400,000 and 200,000 options under the agreement, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0-percent; expected volatility of 77 to 108 percent; risk-free interest rate of
4.50 percent and an expected holding period of 5 years. For the years ended September 30, 2003 and 2002, in connection with these options, the Company recorded consulting expense amounting to $67,050 and $14,839, respectively. In September 2003, the Company re-priced these options to a new exercise price of $.085. In connection with this re-pricing, the Company recorded additional consulting fees of $51,600 for the year ended September 30, 2003.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Stock Options (Continued)

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Stock Options (Continued)

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

On September 20, 2002, the Company granted and immediately exercised stock options for 980,000 shares of common stock to employees for services rendered. The options had an exercise price of $.05 and expired five years from date of grant. In connection with these options, the Company recorded non-cash compensation of $53,900 for the year ended September 30, 2002 under the intrinsic value method of APB 25.

During October 2002, the Company entered into a consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 720,000 stock options to purchase 720,000 shares of the Company's common stock at $.07 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 77 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 5.00 years. In connection with these options, the Company recorded consulting expense of $80,880 during the year ended September 30, 2003.

On December 2, 2002, the Company entered into a one-year consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted an aggregate of 1,000,000 options to purchase shares of common stock for services rendered. The options have an exercise price of $.15. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 96 percent; risk-free interest rate of 4.50 percent and an expected holding period of 2 years. In connection with these options, the Company recorded consulting expense of $44,333 for the year ended September 30, 2003 and deferred compensation of $31,667 at September 30, 2003, which will be amortized over the service period.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Stock options (Continued)

On December 18, 2002, the Company entered into a consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 750,000 options to purchase shares of common stock for services rendered. The options have an exercise price of $.15 per share and expire in 45 days. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 96 percent; risk-free interest rate of 4.50 percent and an expected holding period of 0.50 years. The Company valued these options based on the above factors at $34,500. On December 19, 2002, these options were exercised and the Company issued 750,000 shares of its common stock. In connection with these options, on February 6, 2003, the consultant returned 505,000 shares of the Company's common stock due to the cancellation of this agreement. Through the date of cancellation the Company had expensed $11,500 as consulting expense. The Company expensed the remaining balance of its deferred expense related to this agreement of $23,000 to consulting expense. Additionally, the Company wrote off the remaining subscription receivable from this consultant of $4,848 to consulting expense.

In December 2002, 1,000,000 options were granted to officers and employees of the Company with an exercise price of $.05. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded non-cash compensation of $72,000 for the year ended September 30, 2003 under the intrinsic value method of APB 25.

On December 31, 2002, the Company entered into a six-month consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 500,000 stock options to purchase 500,000 shares of the Company's common stock at $.10 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 96 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 0.10 years. In connection with these options, the Company recorded consulting expense of $26,000 for the year ended September 30, 2003, which was amortized over the service period. In January 2003, the consultant exercised these options for net proceeds of $50,000.

On January 7, 2003, the Company granted 50,000 options to an employee for services rendered, these options were immediately exercised. The Company recorded $5,000 in compensation expense relating to this issuance of these options.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Stock options (Continued)

On January 7, 2003, the Company granted 250,000 options to a consultant for debt and services rendered. The Company recorded compensation of $21,312 and offset $13,688 of debt against the exercise price of these options.

On January 23, 2003, the Company entered into a one-year agreement with a consultant. The consultant received 1,000,000 options to purchase shares of the Company's common stock at an exercise price of $0.11 per share. The Company valued these shares at approximately $0.09 per share and recorded consulting expense relating to this issuance of options of $91,870. This consultant exercised 700,000 of these options on February 19, 2003 (see Common stock).

On May 8, 2003, the Company exchanged options with an officer of the Company (650,000 option) and a former officer (1,000,000) under which these individuals exchanged 1,650,000 of their existing options to purchase the Company's common stock for new options, with a new exercise price of $.10. In accordance with FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)", this option exchange was deemed an option repricing and therefore, variable plan accounting is being applied. For each interim period, the Company will determine the change in fair value of the options that have not been exercised, cancelled or expired, and will record a charge based on the vesting schedule of the options. If there is a reduction in the market value of the options, the Company will record a reduction in the stock compensation charge, but not in excess of what had been recognized to date. For the year ended September 30, 2003, the Company recognized a non-cash compensation of $72,000 relating to the option exchange.

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

On June 16, 2003, the Company entered into a one-year agreement with a consultant. The consultant received 750,000 options to purchase shares of the Company's common stock at an exercise price of $0.13 per share. The Company valued these shares at approximately $0.03 per share and recorded consulting expense relating to this issuance of options of $21,000. This consultant exercised 750,000 of these options on February 19, 2003 (see Common stock).

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Stock options (Continued)

On August 1, 2003, 3,750,000 options were granted to officers and employees of the Company with an exercise price of $.10 (1,875,000 options) and $.056 (1,875,000 options). The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded non-cash compensation of $38,750 for the year ended September 30, 2003 and deferred compensation of $303,125 under the intrinsic value method of APB 25. The deferred compensation will be amortized over the service period of one year.

In August and September 2003, 748,471 options were granted to officers and employees of the Company with an exercise price of $.14 (535,317 options) and $.13 (213,154 options) for accrued salary. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the current market price equaled the exercise price, no compensation expense was recognized in connection with these options under the intrinsic value method of APB 25.

On September 19, 2003, the Company entered into a one-year agreement with a consultant. The consultant received 1,000,000 options to purchase shares of the Company's common stock at an exercise price of $0.22 per share. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 54 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 5.00 years. In connection with these options, the Company recorded deferred consulting expense of $2,000 for the year ended September 30, 2003 and deferred compensation of $46,000, which will be amortized over the service period.

On September 30, 2003, the Company granted to a consultant 50,000 options to purchase shares of the Company's common stock at an exercise price of $0.085 per share. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 55 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 5.00 years. In connection with these options, the Company recorded consulting expense of $4,300 for the year ended September 30, 2003.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Stock options (Continued)

A summary of the options issued under the employment and consulting agreements as of September 30, 2003 and 2002 and changes during the periods is presented below:

                                           Year Ended September 30, 2003              Year Ended September 30, 2002
                                           -----------------------------              -----------------------------
                                         Number of               Weighted            Number of              Weighted
                                        Options and               Average           Options and              Average
                                          Warrants            Exercise Price         Warrants            Exercise Price
                                        --------------- ------ ---------------- -- ---------------- ----- ----------------
   Stock Options
   Balance at beginning of period          5,645,000       $             0.33            695,000      $             1.09
   Granted                                15,661,471                     0.10          9,362,000                    0.17
   Exercised                              (8,176,471)                    0.11         (2,553,000)                   0.18
   Forfeited                              (2,220,000)                    0.31         (1,859,000)                   0.33
                                       --------------- ------ ---------------- -- ---------------- ----- ----------------
   Balance at end of period               10,910,000       $             0.18          5,645,000      $             0.33
                                       =============== ====== ================ == ================ ===== ================

   Options exercisable at end of
   period                                 10,910,000       $             0.18          5,645,000      $             0.33
                                       =============== ====== ================ == ================ ===== ================
   Weighted average fair value of                          $             0.10                         $             0.17
   options granted during the period


The following table summarizes information about employee stock options and consultant warrants outstanding at September 30, 2003:

                               Options and Warrants Outstanding                           Options and Warrants Exercisable
            --------------------------------------------------------------------------    ----------------------------------

                                                         Weighted
                                     Number               Average          Weighted            Number            Weighted
                 Range of        Outstanding at          Remaining          Average        Exercisable at         Average
                 Exercise         September 30,         Contractual        Exercise         September 30,        Exercise
                   Price              2003                 Life              Price              2003               Price
                ------------    ------------------    ----------------    ------------    ------------------    ------------
          $       0.50-2.25               700,000          1.80 Years  $         1.16               700,000  $         1.16
                  0.23-0.36               925,000          2.40 Years            0.28               925,000            0.28
                       0.22             1,000,000          4.98 Years            0.22             1,000,000            0.22
                  0.05-0.15             8,285,000          4.57 Years            0.09             8,285,000            0.09
                                ------------------                        ------------    ------------------    ------------
                                       10,910,000                      $         0.18            10,910,000  $         0.18
                                ==================                        ============    ==================    ============

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003




NOTE 10 - CONSULTING AGREEMENT

On March 26, 2002, the Company entered into a consulting agreement with the NETdigest.com, Inc., a publicly-traded company ("Netdigest"), to provide Netdigest with financial assistance in obtaining a suitable merger candidate for Netdigest to acquire and to facilitate reorganization thereafter. As consideration, the Company was paid a consulting fee in the form of 1,052,632 restricted common shares (post split) of Netdigest's publicly traded common stock. In connection with these shares, for the year ended September 30, 2002, the Company recorded consulting income of $521,053.

NOTE 11 - COMMITMENTS

Operating Leases

The Company leases office and residential space under leases that expire through January 2006. Additionally, the Company leases space for its Chinese subsidiaries in Shanghai, China. Certain office lease agreements have certain escalation clauses and renewal options. Future minimum rental payments required under these operating leases are as follows:

                   Period Ended September 30, 2004               $ 108,150
                   Period Ended September 30, 2005               $  44,928
                   Period Ended September 30, 2006               $  11,232

Rent expense for the years ended September 30, 2003 and 2002 was $213,986 and $122,210, respectively.

Employment agreements

Effective July 31, 2002, the Company entered into an employment agreement with its chairman and former president. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the Chairman terminates the agreement, and contains confidentiality clauses. As consideration for the Chairman's services, the Company has agreed to a base salary of $108,000 per annum, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the annual salary shall be adjusted upwardly by 5%. In addition, the Chairman was granted stock options to purchase 500,000 shares of the Company's common stock at a price of $0.10 per share. After one year of service, in June 2003, the Chairman was granted an additional 500,000 options at a 60% discount to market price, defined as the average closing price for the 20 trading days prior to the exercise date. On August 1, 2003, the Company renewed its employment agreement with this officer and amended the employment agreement. The amendment to the employment agreement granted to this officer 1,250,000 options to purchase 625,000 shares of the Company's common stock at $.10 per share and 625,000 shares of common stock at $.056 per share. All other terms of the employment agreement remained the same.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 11 - COMMITMENTS (Continued)

Employment agreements (Continued)

Effective July 31, 2002, the Company entered into an employment agreement with its chief executive officer ("CEO"). The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the CEO terminates the agreement, and contains confidentiality clauses. As consideration for the CEO's services, the Company has agreed to a base salary of $120,000 per annum, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the annual salary shall be adjusted upwardly by 5%. In addition, the CEO was granted stock options to purchase 500,000 shares of the Company's common stock at a price of $0.10 per share. After one year of service, in June 2003, the CEO was granted an additional 500,000 options at a 60% discount to market price, defined as the average closing price for the 20 trading days prior to the exercise date. On August 1, 2003, the Company renewed its employment agreement with this officer and amended the employment agreement. The amendment to the employment agreement granted to this officer 1,250,000 options to purchase 625,000 shares of the Company's common stock at $.10 per share and 625,000 shares of common stock at $.056 per share. All other terms of the employment agreement remained the same.

Effective July 31, 2002, the Company entered into an employment agreement with a former director/officer. The agreement was for a term of one year, with renewal thereafter from year to year unless either the Company or the director terminates the agreement, and contains confidentiality clauses. As consideration for the former director/officer, the Company had agreed to a base salary of $84,000 per annum, for time actually devoted to duties on behalf of the Company. In addition, the former director/officer was granted stock options to purchase 500,000 shares of the Company's common stock at a price of $0.10 per share. This employment agreement was terminated in February 2003.

Effective July 31, 2002, the Company entered into an employment agreement with an employee. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employees' services, the Company has agreed to a base salary of $96,000 per annum, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the annual salary shall be adjusted upwardly by 5%. In addition, the employee was granted stock options to purchase 500,000 shares of the Company's common stock at a price of $0.10 per share. After one year of service, in June 2003, the employee was granted an additional 500,000 options at a 60% discount to market price, defined as the average closing price for the 20 trading days prior to the exercise date. On August 1, 2003, the Company renewed its employment agreement with this officer and amended the employment agreement. The amendment to the employment agreement granted to this officer 1,250,000 options to purchase 625,000 shares of the Company's common stock at $.10 per share and 625,000 shares of common stock at $.056 per share. All other terms of the employment agreement remained the same.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 12 - LEGAL PROCEEDINGS

Master Financial Group, Inc. v Genesis Systems, Inc. (Court File No. 62-C7-01-000832) was filed on February 14, 2001, against Genesis Systems, Inc., a subsidiary of Genesis Technology Group, in the County of Ramsey, Minnesota, seeking to rescind a stock subscription agreement made with Genesis Systems,Inc. In October 2002, this lawsuit was dismissed without prejudice. The dismissal of the lawsuit did not have any material impact on the Company's business and financial performance. Other than that, the Company is not a party to any material legal proceeding, nor are any of the Company's officers, directors or affiliates, a party adverse to us in any legal or regulatory proceeding.

NOTE 13 - OPERATING RISK

(a) Country risk

Currently, the Company's revenues are primarily derived from the sale of computer equipment and accessories to customers in the Peoples Republic of China
(PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003




NOTE 14 - SUBSEQUENT EVENTS

In October 2003, the Company granted and immediately exercised stock options for 472,501 shares of common stock to employees for services rendered.

In October 2003, the Company entered into a one-year consulting agreement with a third party for business development services. In connection with this agreement, the Company granted 1,000,000 stock options to purchase 1,000,000 shares of the Company's common stock at $0.22 per share. In October and November 2003, the consultant exercised these options for net proceeds of $220,000.

In December 2002, in connection with the granting and immediate exercise of 1,800,000 stock options, the Company issued 1,800,000 shares of common stock to employees for subscription receivables in the amount of $156,000 which will be shown in stockholders' equity as a subscription receivable.

On December 2, 2002, the Company entered into a one-year consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 1,000,000 stock options to purchase 1,000,000 shares of the Company's common stock at $.15 per share.