Form 10QSB
period 2003-12-31
GENESIS TECHNOLOGY GROUP INC
filed 2004-02-17
CIK 1091164

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the fiscal quarter ended: December 31, 2003
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

                            Yes X    No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2004 40,460,325 outstanding shares of common stock, $.001 par value per share.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2003
                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

 Item 1 - Consolidated Financial Statements

 Consolidated Balance Sheet
             December 31, 2003 (Unaudited).....................................3
 Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended December 31, 2003 and 2002.............4
 Consolidated Statements of Cash Flows (Unaudited)
             For the Three Months Ended December 31, 2003 and 2002.............5

 Notes to Consolidated Financial Statements.................................6-17

 Item 2 - Management's Discussion and Analysis or Plan of Operation........18-26

 Item 3 - Controls and Procedures..........................................26-27


PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings...................................................27

 Item 2 - Changes in Securities and Small Business Issuer
          Purchases of Equity..............................................27-28

 Item 3 - Default upon Senior Securities......................................28

 Item 4 - Submission of Matters to a Vote of Security Holders.................28

 Item 5 - Other Information...................................................28

 Item 6 - Exhibits and Reports on Form 8-K....................................29

 Signatures...................................................................30

                     GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET


                                                                   December 31,
                                                                       2003
                                                               -----------------
                                                                    (Unaudited)
                                         ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                         $ 661,694
    Marketable equity securities                                         59,136
    Accounts receivable (net of allowance for
    doubtful accounts of $7,700)                                        266,028
    Inventories                                                         128,196
    Prepaid expenses and other                                          212,360
                                                                     ----------

        Total Current Assets                                          1,327,414
                                                                     ----------

PROPERTY AND EQUIPMENT - Net                                            116,748
                                                                     ----------

OTHER ASSETS:
   Goodwill                                                              10,540
   Marketable equity securities - restricted                            196,650
   Other assets                                                         104,106
                                                                     ----------

        Total Other Assets                                              311,296
                                                                     ----------

        Total Assets                                                $ 1,755,458
                                                                    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                     $ 220,773
    Accounts payable and accrued expenses                               261,016
    Deferred revenue                                                     48,333
    Due to related parties                                              363,309
                                                                      ----------
        Total Current Liabilities                                       893,431
                                                                     ----------

MINORITY INTEREST                                                        36,024
                                                                     ----------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized;
        no shares issued and outstanding)                                     -
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        40,079,325 shares issued and outstanding)                        40,079
    Common stock issuable (381,000 shares)                                  381
    Additional paid-in capital                                       14,863,875
    Accumulated deficit                                             (13,710,742)
    Less: Deferred compensation                                        (234,056)
    Less: Subscriptions receivable                                     (118,767)
    Accumulated other comprehensive loss                                (14,767)
                                                                     ----------

        Total Stockholders' Equity                                      826,003
                                                                     ----------

        Total Liabilities and Stockholders' Equity                  $ 1,755,458
                                                                    ===========

                See notes to unaudited consolidated financial statements

           GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the Three Months Ended
                                                         December 31,
                                          --------------------------------------
                                                 2003                  2002
                                          ----------------     -----------------
                                                (Unaudited)          (Unaudited)

NET REVENUES                                  $ 6,565,377           $ 5,276,670

COST OF SALES                                   6,181,525             5,151,953
                                          ----------------     -----------------

GROSS PROFIT                                      383,852               124,717
                                          ----------------     -----------------

OPERATING EXPENSES:
     Consulting                                   180,822               235,251
     Salaries and non-cash compensation           331,201               107,770
     Selling, general and administrative          205,695               184,885
                                          ----------------     -----------------

        Total Operating Expenses                  717,718               527,906
                                          ----------------     -----------------

LOSS FROM OPERATIONS                             (333,866)             (403,189)

OTHER INCOME (EXPENSE):
     Gain (loss) from sale of
     marketable securities                          1,924               (12,667)
     Settlement income                            196,650                     -
     Interest expense, net                         (2,497)               (2,496)
                                          ----------------     -----------------


        Total Other Income (Expense)              196,077               (15,163)
                                          ----------------     -----------------

LOSS BEFORE DISCONTINUED OPERATIONS  AND
      MINORITY NTEREST                           (137,789)             (418,352)
                                          ----------------     -----------------

DISCONTINUED OPERATIONS:
   Income from discontinued operations                  -                    16
                                          ----------------     -----------------

   Total Income from Discontinued Operations            -                    16
                                           ----------------     ----------------

LOSS BEFORE MINORITY INTEREST                    (137,789)             (418,336)

MINORITY INTEREST IN INCOME OF SUBSIDIARY            (963)                    -
                                          ----------------     -----------------

NET LOSS                                       $ (138,752)           $ (418,336)
                                          ================     =================


LOSS PER COMMON SHARE - BASIC AND DILUTED
   Loss from continuing operations                $ (0.00)              $ (0.02)
   Loss from discontinued operations                    -                     -
                                          ----------------     -----------------

   Net loss per common share
   - basic and diluted                              (0.00)              $ (0.02)
                                          ================     =================

   Weighted Common Shares Outstanding
   - basic and diluted                         39,572,570            28,528,875
                                          ================     =================

       See notes to unaudited consolidated financial statements
                                 F-4

            GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Three Months Ended
                                                             December 31,
                                                 ------------------------------
                                                      2003               2002
                                                   -----------     -------------
                                                   (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations               $ (138,752)          (418,352)
    Adjustments to reconcile loss from
    continuing  operations to net cash used
    in operating activities:
      Depreciation and amortization                    6,306              5,894
      (Gain) loss on sale of marketable
      securities                                      (1,924)            12,667
      Settlement income                             (196,650)                 -
      Stock-based compensation                       282,798            233,418
      Minority interest                                  963                  -
      Marketable equity securities received
      for consulting services                        (27,332)            (4,000)
    Changes in assets and liabilities:
      Accounts receivable                                899            (69,571)
      Inventories                                    118,718             82,475
      Prepaid and other current assets                13,403            (67,505)
      Other assets                                   (13,167)            (6,009)
      Accrued payable and accrued expenses            15,544            199,884
      Deferred revenues                              (67,500)           (11,250)
                                                -------------    ---------------


NET CASH USED IN CONTINUING OPERATING
ACTIVITIES                                            (6,694)           (42,349)
                                               --------------   ----------------


    Income from discontinued operations                    -                 16
    Adjustments to reconcile income from
    discontinued operations to net cash
     provided by (used in) discontinued
     operating activities:
         Net decrease in net liabilities
         from discontinued operations                      -                (16)
                                               --------------   ----------------


NET CASH PROVIDED BY (USED IN)
DISCONTINUED OPERATING ACTIVITIES                          -                  -
                                                 ------------   ----------------


NET CASH USED IN OPERATING ACTIVITIES                 (6,694)           (42,349)
                                                -------------   ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities      176,008             13,713
    Capital expenditures                              (6,048)            (5,234)
                                                 ------------   ----------------


NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES      169,960              8,479
                                                 ------------   ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in subscription receivable                    -             10,000
    Due to related party                              14,197              7,808
    Proceeds from exercise of stock options          300,000             49,900
                                                  -----------   ----------------


NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES      314,197             67,708
                                                   ----------   ----------------


EFFECT OF EXCHANGE RATE CHANGES IN CASH                 (567)                 -
                                                   ----------   ----------------

NET INCREASE IN CASH AND CASH EQUILALENTS            476,896             33,838

CASH AND CASH EQUIVALENTS - beginning of year        184,798             57,574
                                               -------------   ----------------

CASH AND CASH EQUIVALENTS - end of period          $ 661,694           $ 91,412
                                                  ==========   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
      Noncash investing and financing activities:
         Marketable securities exchanged for debt        $ -           $ 51,000
                                                   =========   ================

         Common stock issued for debt              $ 101,533          $ 140,000
                                            ================   ================

         Common stock and stock
         subscriptions receivable cancelled              $ -           $ 70,000
                                              ==============   ================

         Common stock issued for
         subscription receivable                         $ -          $ 190,000
                                              ==============   ================


            See notes to unaudited consolidated financial statements.
                                       F-5

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

The Company

     Genesis Technology Group, Inc. (the "Company" or "Genesis") is a business development firm that specializes in assisting small and mid-sized companies in entering the Chinese market.At the present time, the primary source of the Company's revenues is derived from its Chorry (Zhaoli) equipment and accessories subsidiary based in China. The Company believes that this segment will become a less significant phase of its operations as its business development services segment expands and new acquisitions are made. The Company's strategy includes marketing itself as a resource for these companies in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. As a part of that strategy, the Company has become a member of the Shanghai United Assets and Equity Exchange , an organization that promotes the influx of technology into China. The Company also has acquired companies in China and previously in the U.S. for the purposes of further developing these companies, with operational, managerial and financial support. The strategy also envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries. In addition, the company acquires and invests in innovative technology companies in China or forms joint ventures with both American and elite Chinese companies, focusing on emerging technology industries including, but not limited to, nanotechnology, biotech, wireless telecommunication, information systems, environmental protection and biomedicine technologies.


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2003 and notes thereto contained on Form 10-KSB of Genesis Technology Group, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results for the full fiscal year ending September 30, 2004.

Net income (loss) per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Inventories

Inventories, consisting of computer equipment and accessories, are stated at the lower of cost or market utilizing the first-in, first-out method, and are located in China.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at December 31, 2003. All marketable securities are classified as available for sale at December 31, 2003. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2003, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.27 RMB.

The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and the average rate of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2003 was not material.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

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

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for three months ended December 31, 2003 and 2002:


                                 2003                             2002
                            ----------------               ------------------
    Net earnings
        As reported          $   (138,752)                    $ (418,336)
        Pro forma            $   (187,097)                    $ (418,336)

     Basic earnings per share
        As reported                 $(.01)                         $(.02)
        Pro forma                   $(.01)                         $(.02)

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity (deficit).


NOTE 2 - RELATED PARTY TRANSACTIONS

Due from related party

An officer of the Company advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2003, the Company did not owe this officer any funds. Additionally, a minority shareholder of the Company's Zhaoli subsidiary, advanced $363,309 to this subsidiary for working capital purposes. These advances are non-interest bearing and are payable on demand.

NOTE 3 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended December 31, 2003 and 2002, the Company operated in two reportable business segments - (1) sale of computer equipment and accessories and (2) business development services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)



NOTE 2 - SEGMENT INFORMATION (Continued)

Information with respect to these reportable business segments for the three months ended December 31, 2003 and 2002 is as follows: `


                                    For the Three Months   For the Three Months
                                             Ended                  Ended
                                       December 31, 2003      December 31, 2002
 ------------------------------   ---------------------- ----------------------

                       Net Revenues:
Computer Equipment and Accessories         $  6,310,368          $   5,223,480
Consulting Services                             255,009                 53,190

Consolidated Net Revenue                      6,565,377              5,276,670

Cost of Sales and Operating expenses:
Computer Equipment and Accessories            6,303,394              5,221,120
Consulting Services                             589,543                456,989

                       Depreciation:
Computer Equipment and Accessories                2,161                      -
Consulting Services                               4,145                  1,750

                   Interest Expense:
Computer Equipment and Accessories                    -                      -
Consulting Services                               2,500                  2,500

                     Income (Loss):
Computer Equipment and Accessories        $       3,850           $      2,360
Consulting Services                            (142,602)              (420,696)

                         Net  Loss        $    (138,752)         $    (418,336)
                                        --------------------- ------------------

Total Assets at December 31, 2003
                         and 2002:

Computer Equipment and Accessories        $     959,987          $     484,334
Consulting Services                             795,471                707,555
                                        --------------------- ------------------
Consolidated Asset Total                 $    1,755,458         $    1,191,889
                                        ===================== ==================

            GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)




NOTE 3 - SEGMENT INFORMATION (Continued)

For the three months ended December 31, 2003 and 2002, the Company derived approximately 96% and 99% of its revenue from its subsidiaries located in the People's Republic of China, respectively. Sales and identifiable assets by geographic areas for the three months ended December 31, 2003 and 2002, and as of December 31, 2003, respectively, were as follows:


                          Revenues
                  For the Three Months Ended         Identifiable Assets
                      December 31,                     at December 31,
               2003                   2002                2003
               -------------- --------------     ------------------------

United States  $  278,344      $     49,750         $     712,777
China           6,287,033         5,226,920             1,042,681
              -----------       ------------        --------------
    Total     $ 6,565,377      $  5,276,670         $   1,755,458
             =============== =================  ========================


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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)

NOTE 4 - LOANS PAYABLE

On April 1, 2002, the Company borrowed $80,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest is payable on April 1, 2003. In the event of default of the loan agreement, the lender is to receive shares of the Company's common stock at a 25% discount to the average closing price of the previous 20 trading days of the Company's common stock equal to the total amount due to the lender. As of December 31, 2003, this loan remains unpaid. The lender has not provided the Company with a notice of default.

On July 31, 2002, the Company borrowed $20,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest was payable on January 1, 2003. At the option of the lender, the entire obligation may be repaid with common stock calculated by dividing the amount due by the average closing common stock price for ten days prior to the repayment discounted by 40%, with a maximum price of $0.13 per share. The beneficial conversion feature present in the issuance of this note payable as determined on the date funds were received under the loan agreement totaled $12,500 and was recorded as interest expense and additional paid-in capital. As of December 31, 2003, no conversion had occurred. As of December 31, 2003, the loan remains unpaid.

The Company's Chinese subsidiary, Zhaoli, entered into a loan agreement with a Chinese bank to borrow $120,773. The loan bears interest at a rate of 5.85% per annum and is payable prior to March 25, 2004.

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, par value $.001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

In January 2004, the Board of Directors established a Series A 6% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") authorized to be issued by the Company, with the designations and amounts thereof, together with the voting powers, preferences and relative, participating, optional and other special rights of the shares of each such series, and the qualifications, limitations or restrictions as follows:

The number of shares of Series A Preferred Stock shall be 218,000. Each share of Series A Preferred Stock shall have a stated value equal to $10.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)




NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Preferred stock (continued)

The Holders of outstanding shares of Series A Preferred Stock are entitled to receive preferential dividends in cash out of any funds of the Company legally available at the time for declaration of dividends before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Common Stock, or other class of stock presently authorized or to be authorized (the Common Stock, and such other stock being hereinafter collectively the "Junior Stock") at the rate of 6% simple interest per annum on the Stated Value per share payable quarterly commencing with the period ending March 31, 2004 when as and if declared. At the Holder's option, however, the dividend payments may be made in additional fully paid and non assessable shares of Series A Preferred Stock at a rate of one share of Series A Preferred Stock for each $10 of such dividend not paid in cash.

Shares of Series A Preferred Stock shall have the following conversion rights and obligations:

         (a) Subject to the further provisions in the agreement, each Holder of shares of Series A Preferred Stock shall have the right at any time commencing after the issuance to the Holder of Series A Preferred Stock, to convert such shares into fully paid and non-assessable shares of Common Stock of the Company determined in accordance with the Conversion Price as defined below (the "Conversion Price"). All issued or accrued but unpaid dividends may be converted at the election of the Holder simultaneously with the conversion of principal amount of Stated Value of Series A Preferred Stock being converted.

          (b) The number of shares of Common Stock issuable upon conversion of each share of Series A Preferred Stock shall equal (i) the sum of (A) the Stated Value per share and (B) at the Holder's election accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The Conversion Price shall be, at the election of the Holder, the lesser of: (x) $.36, or (y) 80% of the Closing Bid Price for the trading day immediately preceding the initial purchase of Series A Preferred Stock by the first Holder thereof. The Closing Bid Price shall mean the closing bid price of the Corporation's Common Stock as reported by the Bloomberg L.P. OTC Bulletin Board or the principal exchange or market where traded.

The Company will pay a broker's fee to Coastline Capital Partners, an institutional finance division of Western International Securities, Inc., of $90,000 and will issue warrants to purchase a total of 300,000 shares of its common stock exercisable at $0.3045. Genesis has agreed to file a registration statement covering the shares issued and issuable under the Subscription Agreement within 45 days following the above closing.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)




NOTE 5 - STOCKHOLDERS' EQUITY

Common stock

In October  2003,  the  Company  issued  3,755,501  shares of its  common  stock
relating  to  the  exercise  of  options  held  by  executives,   employees  and
consultants, respectively. The Company received proceeds of $245,000, reduced accrued salaries by $116,423, reduced to related party of $44,627, reduced accounts payable by $1,908, and has a subscription receivable of $53,617 related to these share issuances.

On November 13, 2003, the Company issued an aggregate of 150,000 144 restricted shares of its common stock to directors for services rendered and to be rendered in the future. The Company valued these shares at $51,000 or $0.34 per share and recorded compensation expense relating to this issuance of $29,750 and deferred compensation expense of $21,250 to be amortized over the service period.

On December 15, 2003, the Company issued an aggregate of 231,000 144 restricted shares of its common stock to employees and officers for services rendered. The Company valued these shares at $0.31 per share and recorded stock-based compensation expense relating to this issuance of $71,610.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)



NOTE 5 - STOCKHOLDERS' EQUITY (continued)

Stock options

In October 2003, 472,501 options were granted to officers and employees of the Company with an exercise price of $.13 for accrued salary. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the current market price equaled the exercise price, no compensation expense was recognized in connection with these options under the intrinsic value method of APB 25.

On October 7, 2003, the Company entered into a six month agreement with a consultant. The consultant received 500,000 options to purchase shares of the Company's common stock at an exercise price of $0.05 per share. The Company valued these shares at approximately $0.096 per share and recorded consulting expense relating to this issuance of options of $24,076 and deferred consulting expenses of $24,077. This consultant exercised 483,000 of these options in October 2003 (see Common stock).

On November 13, 2003, 150,000 options were granted to directors of the Company with an exercise price of $.125. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded non-cash compensation of $18,813 for the three months ended December 31, 2003 and deferred compensation of $13,437 under the intrinsic value method of APB 25. The deferred compensation will be amortized over the service period,

On November 13, 20,000 options were granted to directors of the Company with an exercise price of $.34 for services provided. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the current market price equaled the exercise price, no compensation expense was recognized in connection with these options under the intrinsic value method of APB 25.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (continued)

Stock options (continued)

A summary of outstanding options and warrants at December 31, 2003 are as follows:

                                           Number of               Weighted
                                          Options and               Average
                                            Warrants             Exercise Price

     Stock Options
     ----------------------------------- ----------------       ----------------
     Balance at beginning of period        10,910,000            $       0.18
     Granted                                1,142,501                    0.10
     Exercised                            (3,755,501)                    0.14
     Forfeited                              (500,000)                    0.37
     Balance at end of period               7,797,000            $       0.19
     ----------------------------------- ===============        ================
     Options exercisable at end of period   7,797,000            $       0.19
     ----------------------------------- ===============        ================
     Weighted average fair value of options                      $       0.10
     granted during the period



The following table summarizes information about employee stock options and consultant warrants outstanding at December 31, 2003:

        Options and Warrants Outstanding                Options and Warrants
                                                            Exercisable
---------------------------------------------       ---------------------------

                               Weighted
                               Average     Weighted                    Weighted
Range of        Number        Remaining    Average      Number          Average
Exercise     Outstanding at   Contractual  Exercise   Exercisable at    Exercise
 Price      December 31, 2003    Life       Price    December 31, 2003    Price
----------- ----------------- -----------  -------   -----------------  --------
$ 0.60-2.25     450,000       1.50 Years    $ 1.52       450,000        $   1.52
  0.23-0.36     695,000       2.10 Years      0.29       695,000            0.29
  0.05-0.15   6,652,000       4.27 Years      0.09     6,652,000            0.09
             --------------                 -------  ----------------   --------
              7,797,000                     $ 0.18     7,797,000        $   0.18
             ================               =======  ================  =========

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)


NOTE 6 - SETTLEMENT INCOME

On December 31, 2003, the Company settled its litigation against Hy-Tech Technology Group, Inc. ("HYTT"). The Settlement Agreement resulted in the Company accepting 3,750,000 common shares of restricted Hy-Tech Technology Group, Inc. stock (OTCBB: HYTT). In a related matter, the Company conveyed 300,000 of those shares to Elite Financial Communications Group, which had initially introduced the Company to key principals among the HYTT parties. In connection with the settlement, the Company recorded settlement income of $196,650 based on the fair market value of 3,450,000 net shares that the Company received.

NOTE 7 - SUBSEQUENT EVENTS

See Note 5 regarding Preferrd stock offering.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Genesis Technology Group, Inc. for the year ended September 30, 2003 and notes thereto contained in this Report on Form 10-QSB of Genesis Technology Group, Inc

         This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

OVERVIEW

     Genesis  Technology  Group Inc.  ("Genesis",  the  "Company" or "we") is an
international business development firm that specializes in leading and assisting companies in penetrating the Chinese market for business development and commerce, as well as assisting Chinese companies in penetrating the US market or listing in the US public market. We have a seat as a member of the Shanghai United Assets and Equity Exchange , an organization that promotes the influx of technology into China. In addition, the company acquires and invests in innovative technology companies in China or forms joint ventures with both American and elite Chinese companies, focusing on emerging technology industries including, but not limited to, nanotechnology, biotech, wireless telecommunication, information systems, environmental protection and biomedicine technologies.

     A significant model for our future business development is the introduction of US companies in the Life and Health Science arena to China. Life and Health Science is compromised of different but related industries such as pharmaceuticals, environmental science, biotechnology, and healthcare development. These industries range from water, soil, and air testing and remediation to hospital facility development and management. These are new and robust areas in China that desperately need attention and expertise. Genesis' goal is to assist companies that are active in these areas in entering the Chinese market.

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

Our subsidiary Shanghai Chorry (Zhaoli) Technology Development Co., Ltd was established in 1998, notworthy distributor of computer hardware and office automation facilities in Shanghai; at the same time it has accumulated a shared value of "Sincerity, Profession, Teamwork, Excellence" within the company.

Suppliers to Shanghai Chorry (Zhaoli) are all world known corporations: EPSON, CANON, HP, RICOH, BROTHER and START, etc. With the authorization of the above mentioned corporations Shanghai Chorry (Zhaoli) is involved in the IT related products, ranging from Color Laser Printer, Scanner, Copier, Facsimile Machine, MFP, Module Router, Switch, Video Telephone, Computer to Supplies, and focusing on providing the innovative technology solutions to enhance customers' business agility. Customers of Chorry (Zhaoli) include banks, telecom, hospitals, securities, supermarkets, airports, railway stations and other government departments. By the time of this report, Chorry (Zhaoli) has achieved 2,500 clients so far, which is an invaluable asset to the company.

Simultaneously, Chorry (Zhaoli) has developed a widely-spread sales channel. With headquarter and a customer center in Shanghai Chorry (Zhaoli) has 9 affiliated branches in Wukang, Pacific, Buy-now-mart, Daqian digital plaza, Cyber-mart, Xinzha, Furongjiang computer mart, PuDong Xinling and Wujiaochang Yigao Computer mart.

IT related products distributed by Chorry (Zhaoli) are mainly for commercial purposes, also for home use.

Moreover, with the increasing application of IT products the demands for pragmatic application software and solutions will increase too. Nowadays, network, advertising, media, service industry, etc, have become the potential customer, for instance, Chorry (Zhaoli)'s LED Demo solution is one of the favorite technology for indoor and outdoor information output.

BUSINESS DEVELOPMENT

 In addition to overseeing the operation of its subsidiaries, we have been growing our cross-pacific business development/consulting business. Management believes that China's entrance into the WTO offers a unique opportunity for Genesis to secure itself a position as a leader in the growing market for cross-pacific products, technology, capital, and property exchange. To that end, we market our self to other U.S. firms interested in Chinese partnerships for manufacturing and distribution of a variety of products in China, with a strong focus on the Life and Health Science arena.

We currently have 28 clients under contract. In the last 12 months, we have grown our client base from 2 to 28 clients. Company management has met with over 400 firms that have shown significant interest in introducing their product or service to China or the U.S. We are assisting these clients in penetrating the Chinese market for the purposes of product and solutions sales, distribution, manufacturing, and/or research and development.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

CONSOLIDATED RESULTS:

         The following discussion relates to our consolidated results of operations. Further discussion and analysis of operating results follows and is discussed by segment.

Revenues

         For the three months ended December 31, 2003, we had consolidated revenues of $6,565,377 as compared to $5,276,670 for the three months ended December 31, 2002. This increase resulted substantially from increased revenues from our computer hardware and accessories segment and is discussed below.

Cost of Sales

         For the three months ended December 31, 2003, cost of sales was directly related to our computer equipment and accessories segment and amounted to $6,181,525 as compared to $5,151,953 for the three months ended December 31, 2002. This increase resulted substantially from increased revenue from our computer segment and is outlined below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
        (continued)

Operating Expenses

         For the three months ended December 31, 2003, operating expenses which include consulting fees, rent, salaries and non-cash compensation, depreciation expense and other selling, general and administrative, were $717,718 as compared to $527,906 for the three months ended December 31, 2002.

Loss from sale/disposal of marketable securities

     For the three months ended December 31, 2003, we recorded a gain from the sale of marketable securities of $1,924 as compared to a loss of $(2,497) for the three months ended December 31, 2002.

Settlement income

            On December 31, 2003, we settled our litigation against Hy-Tech Technology Group, Inc. ("HYTT"). The Settlement Agreement resulted in us accepting 3,750,000 common shares of restricted Hy-Tech Technology Group, Inc. stock (OTCBB: HYTT). In a related matter, we conveyed 300,000 of those shares to Elite Financial Communications Group, which had initially introduced us to key principals among the HYTT parties. In connection with the settlement, we recorded settlement income of $196,650 based on the fair market value of 3,450,000 net shares that we received.

Interest expense

         Interest expense was $2,497 for the three months ended December 31, 2003 as compared to $2,496 for the three months ended December 31, 2002.

OVERALL

         We reported a net loss for the three months ended December 31, 2003 of $(138,752) compared to a net loss for the three months ended December 31, 2002 of $(418,336). This translates to an overall per-share loss of ($.00) for the three months ended December 31, 2003 compared to per-share loss of ($.02) for the three months ended December 31, 2002.


RESULTS OF OPERATIONS BY SEGMENT:

Consulting Services Segment

         Revenue for the three months ended December 31, 2003 was $255,009 as compared to $53,190 for the three months ended December 31, 2002. This revenue was generated from business development services. The increase in revenues was attributable to the fact that during fiscal 2003 and in the first quarter in fiscal 2004, we entered into business development contracts to assist companies in introducing their products into the Chinese marketplace. We have been aggressively marketing our business development services through round-table meetings and through our referral sources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
        (continued)

         For the three months ended December 31, 2003, we incurred operating expenses of $593,688 as compared to $458,739 for the three months ended December 31, 2002. For the three months ended December 31, 2003, operating expenses consisted of rent of $24,859, consulting fees of $180,822, salaries and non-cash compensation of $294,831 and other selling, general and administrative expenses of $93,176. For the three months ended December 31, 2002, operating expenses consisted of rent of $20,352, consulting fees of $235,251, salaries and non-cash compensation of $115,678 and other selling, general and administrative expenses of $87,458. The increase in operating expenses was primarily attributable to the following:

(1) During fiscal 2002, we relocated our administrative offices into larger leased space. Accordingly, our rent expense increased in fiscal 2003 compared to fiscal 2002.

(2) Our consulting expense decreased to $180,822 for the three months ended December 31, 2003 from $235,251 for the three months ended December 31, 2002. The decrease was due to decreased non-cash consulting expenses recorded during the three months ended December 31, 2003 in connection with the grant of stock options to consultants for services rendered.


(3) Salaries and non-cash compensation expense increased to $294,831 for the three months ended December 31, 2003 from $115,678 for the three months ended December 31, 2002. In fiscal 2003, we increased our marketing and administrative staff by two persons. The remaining increase in salaries and non-cash compensation expense was attributable to the recording of non-cash compensation in connection with the granting of stock options to officers, employees, and directors and the issuance of common shares in December 2003 for bonuses amounting to $71,610.

(4) Other selling, general and administrative expenses increased to $93,176 for the three months ended December 31, 2003 from $87,458 for the three months ended December 31, 2002, an increase of $5,718.

         For the three months ended December 31, 2003 and 2002, we incurred interest expense of $2,500 and $2,500, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
        (continued)

RESULTS OF OPERATIONS BY SEGMENT (continued):

Computer Equipment and Accessories Segment

         Revenues for the three months ended December 31, 2003 were $6,310,368 as compared to $5,223,480 for the three months ended December 31, 2002 from our subsidiary Zhaoli, a Chinese company. This revenue was generated from sales of printers, copiers, network equipment and software licensing fees. The increase in sales mainly resulted from increasing demand from the market, as the Chinese government required all companies by July 1, 2003 to issue all transaction receipts and invoices by using a printer and a computer in order to smooth its tax collections.

         Cost of sales for Zhaoli for the three months ended December 31, 2003 amounted to $6,181,525 or 97.9% of net sales as compared to $5,151,953 or 97.6% of net sales for the three months ended December 31, 2002. We continue to experience low gross profit margins on our products sales.

         For the three months ended December 31, 2003, operating expenses consisted of salaries of $36,370, rent expense of $39,049, and other selling, general and administrative expenses amounted to $48,611 as compared to salaries expense of $9,014, rent expense of $25,158, and other selling, general and administrative expenses of $34,995 for the three months ended December 31, 2002. In fiscal 2003, we incurred additional rent due our growing need for warehouse space. Additionally, due to increased net revenues, we increased our workforce.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, we had a cash balance of $661,694. As of December 31, 2003, our cash position by geographic area is as follows:

           Cash
          -------
           United States         $  373,816
           China                    287,878
                                ------------
           Total                 $  661,694
                                ============

     On January 16, 2004, we consummated a securities purchase agreement under which we agreed to issue $2,000,000 stated value of its newly created Series A 6% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to several institutional investors. The stated value of the Series A Preferred Stock is $10.00 per share. Of this amount, the Company received gross proceeds of $1,000,000 from the sale of 100,000 shares of Series A Preferred Stock. Upon filing of a registration statement we will sell an additional 100,000 shares of Series A Preferred Stock in addition to the previous sale for an additional $1,000,000 of proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
        (continued)

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

         At December 31, 2003, our Company had stockholders' equity of $826,003. Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

         Net cash used in operations was $(6,694) for the three months ended December 31, 2003 as compared to net cash used in operations of $(42,349) for the three months ended December 31, 2002. The difference is due to increased cash flow generated by our business development services which has given us additional cash flows from operations.

         Net cash provided by investing activities for the three months ended December 31, 2003 was $169,960 as compared to net cash provided by investing activities for the three months ended December 31, 2002 of $8,479. For the three months ended December 31, 2003, we received $176,008 from the sale of marketable securities offset by cash used for capital expenditures of $(6,048). For the three months ended December 31, 2002, we received cash from the sale of marketable securities of $13,713 offset by cash used for capital expenditures of $(5,234).

         Net cash provided by financing activities were $314,197 for the three months ended December 31, 2003 as compared to $67,708 for the three months ended December 31, 2002. For the three months ended December 31, 2003, net cash provided by financing activities related primarily to proceeds from the exercise of stock options and related party loans of $ 300,000 and $14,197, respectively. For the three months ended December 31, 2002, net cash provided by financing activities related to proceeds from related party loans of $7,808 and proceeds from the exercise of stock options of $59,900.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
        (continued)

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included our filing on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended September 30, 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at December 31, 2003. All marketable securities are classified as available for sale at December 31, 2003. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
        (continued)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
        (continued)


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

(d) Political risk

         Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(e) Our future performance is dependent on its ability to retain key personnel

         Our performance is substantially dependent on the performance of our senior management. In particular, the Company's success depends on the continued effort of our Senior Management to maintain all contact with our Chinese subsidiaries. The Company's inability to retain Senior Management could have a material adverse effect on our prospects, businesses, Chinese operations, financial conditions


ITEM 3. CONTROLS AND PROCEDURES


Quarterly Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Genesis and its consolidated subsidiaries is made known to management, including the CEO and CFO.



Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - OTHER INFORMATION

Item 1.Legal Proceedings

     On December 31, 2003, we settled our litigation against Hy-Tech Technology Group, Inc. ("HYTT"). The Settlement Agreement resulted in us accepting 3,750,000 common shares of restricted Hy-Tech Technology Group, Inc. stock (OTCBB: HYTT). In a related matter, we conveyed 300,000 of those shares to Elite Financial Communications Group, which had initially introduced us to key principals among the HYTT parties.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity



             Preferred stock

     In January 2004, the Board of Directors established a Series A 6% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock")
authorized to be issued by the Company, with the designations and amounts thereof, together with the voting powers, preferences and relative, participating, optional and other special rights of the shares of each such series, and the qualifications, limitations or restrictions as follows. The issuace of the preffered stock was exempt under rule 506 of the Registration Act of 1933.


     The number of shares of Series A Preferred Stock shall be 218,000. Each share of Series A Preferred Stock shall have a stated value equal to $10 (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the "Stated Value"), and $.001 par value.

             Common stock

     On November 13, 2003, the Company was to issue an aggregate of 150,000 shares of its common stock to directors for services rendered and to be rendered in the future. The Company valued these shares at $0.34 per share and recorded compensation expense relating to this issuance of $29,750 and deferred compensation expense of $21,250 to be amortized over the service period. As of December 31, 2003, these shares had not been issued and are reflected as common stock assumable on the accompanying consolidated balance sheet.

     On December 15, 2003, the Company issued an aggregate of 231,000 shares of its common stock to employees and officers for services rendered. The Company valued these shares at $0.31 per share and recorded stock-based compensation expense relating to this issuance of $71,610. As of December 31, 2003, these shares had not been issued and are reflected as common stock issuabled on the accompanying consolidated balance sheet.

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

              None

Item 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

      (1)         Exhibits

Exhibit
Number          Description
--------      ----------------
31.1          Certification by Chief Executive Officer Pursuant to Section 302
31.2          Certification by Chief Financial Officer Pursuant to Section 302
32.1          Certification by Chief Executive Officer Pursuant to Section 906
32.2          Certification by Chief Financial Officer Pursuant to Section 906


(2) Reports on Form 8-K

             Item 1 . Legal Proceedings

                                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on February 17, 2004.

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

SIGNATURE                      TITLE                                     DATE
------------------            ----------                              --------

/s/ Gary Wolfson              Chief Executive Officer and     February 17, 2004
------------------------      Director
Gary Wolfson

/s/ Adam Wasserman           CFO and Principal Financial      February 17, 2004
------------------------     and Accounting Officer
Adam Wasserman