Form 10QSB
period 2004-03-31
GENESIS TECHNOLOGY GROUP INC
filed 2004-05-18
CIK 1091164

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2004
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

                                    Yes X  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2004 45,784,570 outstanding shares of common stock, $.001 par value per share.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2004
                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet
            March 31, 2004 (Unaudited).........................................3
      Consolidated Statements of Operations (Unaudited)
           For the Three and Six Months Ended March 31, 2004 and 2003..........4
      Consolidated Statements of Cash Flows (Unaudited)
           For the Six Months Ended March 31, 2004 and 2003....................5

      Notes to Consolidated Financial Statements............................6-17

      Item 2 - Management's Discussion and Analysis or Plan of
               Operation...................................................18-25

      Item 3 - Controls and Procedures.....................................26-27


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................27

      Item 2 - Changes in Securities and Use of Proceeds.................. 27-28

      Item 3 - Default upon Senior Securities.................................29

      Item 4 - Submission of Matters to a Vote of Security Holders............29

      Item 5 - Other Information..............................................29

      Item 6 - Exhibits and Reports on Form 8-K...............................29

      Signatures..............................................................30

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)




                                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                       $ 2,475,791
    Marketable equity securities                                             18
    Accounts receivable (net of allowance                               603,397
    for doubtful accounts of $10,700)
    Inventories                                                         195,535
    Prepaid expenses and other                                          254,185
                                                                        -------

        Total Current Assets                                          3,528,926
                                                                      ---------

PROPERTY AND EQUIPMENT - Net                                            108,617
                                                                        -------

OTHER ASSETS:
   Goodwill                                                              10,540
   Marketable equity securities - restricted                             34,500
   Other assets                                                          49,105
                                                                         ------

        Total Other Assets                                               94,145
                                                                         ------

        Total Assets                                                $ 3,731,688
                                                                    ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                     $ 120,773
    Loans payable - related parties                                     197,318
    Accounts payable and accrued expenses                               578,756
    Deferred revenue                                                     43,333
    Due to related party                                                362,319
                                                                        -------

        Total Current Liabilities                                     1,302,499
                                                                      ---------

MINORITY INTEREST                                                        35,895
                                                                         ------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock  series A ($.001 Par Value;
        218,000 Shares Authorized; 160,000 shares issued
        and outstanding)                                                    160
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        42,530,794 shares issued and outstanding)                        42,531
    Additional paid-in capital                                       17,369,195
    Accumulated deficit                                             (14,685,111)
    Less: Deferred compensation                                        (118,979)
    Less: Subscriptions receivable                                      (51,267)
    Accumulated other comprehensive loss                               (163,235)
                                                                       ---------

        Total Stockholders' Equity                                    2,393,294
                                                                      ---------

        Total Liabilities and Stockholders' Equity                  $ 3,731,688
                                                                    ===========


            See notes to unaudited consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                 For the Three Months Ended       For the Six Months Ended
                                                                           March 31                        March 31
                                                                ------------------------------   ----------------------------
                                                                    2004             2003           2004            2003
                                                                -------------    -------------   ------------    ------------
                                                                (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
NET REVENUES                                                     $ 6,356,179      $ 5,881,487    $ 12,921,556    $ 11,158,157

COST OF SALES                                                      6,135,680        5,673,501      12,317,205      10,825,454
                                                                -------------    -------------   ------------    ------------

GROSS PROFIT                                                         220,499          207,986         604,351         332,703
                                                                -------------    -------------   ------------    ------------

OPERATING EXPENSES:
     Consulting                                                       22,738          138,451         179,483         373,702
     Salaries and non-cash compensation                              394,054          113,067         725,255         220,837
     Selling, general and administrative                             264,295          259,863         494,067         444,748
                                                                -------------    -------------   ------------    ------------


        Total Operating Expenses                                     681,087          511,381       1,398,805       1,039,287
                                                                -------------    -------------   ------------    ------------


LOSS FROM OPERATIONS                                                (460,588)        (303,395)       (794,454)       (706,584)

OTHER INCOME (EXPENSE):
     Gain (loss) from sale of marketable securities                  (15,257)             763         (13,333)        (11,904)
     Settlement income                                                     -                -         196,650               -
     Interest expense, net                                             1,347           (2,380)         (1,150)         (4,876)
                                                                -------------    -------------    ------------    ------------


        Total Other Income (Expense)                                 (13,910)          (1,617)        182,167         (16,780)
                                                                -------------    -------------    ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS  AND
      MINORITY NTEREST                                              (474,498)        (305,012)       (612,287)       (723,364)
                                                                -------------    -------------    ------------    ------------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations                                     -             (336)              -            (320)
                                                                -------------    -------------    ------------    ------------

        Total Loss from Discontinued Operations                          -             (336)              -            (320)
                                                                -------------    -------------    ------------    ------------

LOSS BEFORE MINORITY INTEREST                                       (474,498)        (305,348)       (612,287)       (723,684)

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                129                -            (834)              -
                                                                -------------    -------------    ------------    ------------

NET LOSS                                                            (474,369)        (305,348)       (613,121)       (723,684)

BENEFICIAL CONVERSION FEATURE - PREFERRED STOCK                     (500,000)               -        (500,000)              -
                                                                -------------    -------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                         $ (974,369)      $ (305,348)    $(1,113,121)     $ (723,684)
                                                                =============    =============    ============    ============

LOSS PER COMMON SHARE - BASIC AND DILUTED
   Loss from continuing operations                                   $ (0.02)         $ (0.01)        $ (0.03)        $ (0.02)
   Loss from discontinued operations                                       -            (0.00)              -           (0.00)
                                                                -------------    -------------    ------------    ------------

   Net loss per common share - basic and diluted                     $ (0.02)         $ (0.01)        $ (0.03)        $ (0.02)
                                                                =============    =============    ============    ============

   Weighted Common Shares Outstanding - basic and diluted         40,641,580       31,667,600      40,125,138      30,351,117
                                                                =============    =============    ============    ============



            See notes to unaudited consolidated financial statements
                                       -4-

                 GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the six Months
                                                               March 31,
                                                       -------------------------
                                                        2004            2003
                                                      -----------  -------------
                                                  (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations               $ (613,121)          (723,364)
    Adjustments to reconcile loss from
      continuing operations to net cash used
      in operating activities:
      Depreciation and amortization                   12,762              4,133
      (Gain) loss on sale of marketable
      securities                                     (13,999)            11,904
      Settlement income                             (196,650)                 -
      Stock-based compensation                       502,951            329,864
      Minority interest                                  834                  -
      Loss on disposal of property and equipment       2,984                  -
    Changes in assets and liabilities:
      Accounts receivable                           (336,470)            37,785
      Inventories                                     51,379            155,668
      Prepaid and other current assets               (28,005)           (73,733)
      Other assets                                    41,001            (29,334)
      Accounts payable and accrued expenses          385,234            197,832
      Deferred revenues                              (72,500)           (15,000)
                                             ----------------   ----------------

NET CASH USED IN CONTINUING
 OPERATING ACTIVITIES                               (263,600)          (104,245)
                                             ----------------   ----------------

    Income from discontinued operations                    -               (320)
    Adjustments to reconcile income from
    discontinued operations to net cash
    provided by (used in) discontinued
    operating activities:
         Net decrease in net liabilities from
         discontinued operations                           -              4,772
                                             ----------------   ----------------

NET CASH PROVIDED BY (USED IN)
DISCONTINUED OPERATING ACTIVITIES                          -              4,452
                                             ----------------   ----------------

NET CASH USED IN OPERATING ACTIVITIES               (263,600)           (99,793)
                                             ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities      233,551             12,826
    Capital expenditures                              (6,941)            (1,785)
                                             ----------------   ----------------

NET CASH FLOWS PROVIDED BY
INVESTING ACTIVITIES                                 226,610             11,041
                                             ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of preferred stock, net    1,902,475                  -
    Proceeds from notes payable                      97,172                  -
    Due to related party                             13,207              5,392
    Proceeds from exercise of stock options         315,550            288,089
                                                 -----------   ----------------

NET CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES                               2,328,404            293,481
                                             ----------------   ----------------

EFFECT OF EXCHANGE RATE
CHANGES IN CASH                                        (421)                 -
                                             ----------------   ----------------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                   2,290,993            204,729

CASH AND CASH EQUIVALENTS
  - beginning of year                                184,798             57,574
                                             ----------------   ----------------

CASH AND CASH EQUIVALENTS
  - end of period                                $ 2,475,791          $ 262,303
                                             ================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
      Noncash investing and financing
      activities: Marketable securities
      exchanged for debt                                 $ -           $ 51,000
                                             ================   ================

         Common stock issued for debt              $ 101,533          $ 140,000
                                             ================   ================

         Common stock and stock
         subscriptions receivable cancelled              $ -          $ 137,317
                                                 ============   ================

         Common stock issued for subscription
         receivable                                      $ -          $ 269,100
                                                  ===========   ================



            See notes to unaudited consolidated financial statements.
                                       -5-

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2003 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year ending September 30, 2004.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at March 31, 2004. All marketable securities are classified as available for sale at March 31, 2004. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2004, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.28 RMB.

The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and the average rate of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2004 was not material.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)


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

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the six months ended March 31, 2004 and 2003:

                                                      2004             2003
                                              ----------------   -------------
      Net loss as reported                   $     (613,121)    $    (723,684)

      Less: stock-based employee compensation
      included in reported net loss                 124,650                 -

      Add: stock-based employee compensation
      expense determined under fair value based
      method, net of related tax effect             (82,743)         (149,920)
                                                ------------    --------------

      Pro forma net loss                     $     (572,214)    $    (873,604)
                                              ===============    =============

     Basic loss per share:
                     As reported              $        (.12)    $       (.05)
                                              ===============    =============
                      Pro forma               $        (.13)    $       (.06)
                                              ===============    =============

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity (deficit).


NOTE 2 - RELATED PARTY TRANSACTIONS

Due from related party

An officer of the Company advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At March 31, 2004, the Company did not owe this officer any funds. Additionally, a minority shareholder of the Company's Chorry (Zhaoli) subsidiary, advanced $362,319 to this subsidiary for working capital purposes. These advances are non-interest bearing and are payable on demand.

NOTE 3 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended March 31, 2004 and 2003, the Company operated in two reportable business segments - (1) sale of computer equipment and accessories and (2) business development services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)



NOTE 3 - SEGMENT INFORMATION (Continued)

Information with respect to these reportable business segments for the six months ended March 31, 2004 and 2003 is as follows: `



                                       For the Six Months     For the Six Months
                                             Ended                  Ended
                                        March 31, 2004          March 31,2003
-------------------------------------- ---------------------   -----------------
                         Net revenues:
-------------------------------------- ---------------------   -----------------
   Computer Equipment and Accessories        $  12,567,981        $  10,989,842
-------------------------------------- ---------------------   -----------------
                  Consulting Services              353,575              168,315
-------------------------------------- ---------------------   -----------------


             Consolidated Net Revenue          12,921,556            11,158,157
-------------------------------------- ---------------------   -----------------


 Cost of sales and operating expenses:
-------------------------------------- ---------------------   -----------------
   Computer Equipment and Accessories         12,563,462             10,981,422
-------------------------------------- ---------------------   -----------------
                  Consulting Services          1,139,786                875,743
-------------------------------------- ---------------------   -----------------
                         Depreciation:
-------------------------------------- ---------------------   -----------------
   Computer Equipment and Accessories              4,323                  3,443
-------------------------------------- ---------------------   -----------------
                  Consulting Services              8,439                  4,133
-------------------------------------- ---------------------   -----------------
           Interest (expense) income:
-------------------------------------- ---------------------   -----------------
   Computer Equipment and Accessories             3,976                      -
-------------------------------------- ---------------------   -----------------
                  Consulting Services             (5,131)                (5,000)
-------------------------------------- ---------------------   -----------------

                   Net Income (Loss):
-------------------------------------- ---------------------   -----------------
  Computer Equipment and Accessories       $       3,338          $       5,097
-------------------------------------- ---------------------   -----------------
                 Consulting Services            (616,459)              (728,781)
-------------------------------------- ---------------------   -----------------

                           Net  Loss       $    (613,121)        $     (723,684)
====================================  =====================    =================

Total Assets at March 31,2004 and 2003:
-------------------------------------- ---------------------   -----------------
   Computer Equipment and Accessories     $    1,147,668         $     440,308
-------------------------------------- ---------------------   -----------------
                  Consulting Services          2,584,020                760,750
-------------------------------------- ---------------------   -----------------

            Consolidated Asset Total     $     3,731,688         $    1,201,058
====================================  =====================    =================

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)




NOTE 3 - SEGMENT INFORMATION (Continued)

For the six months ended March 31, 2004 and 2003, the Company derived approximately 97% and 99% of its revenue from its subsidiaries located in the People's Republic of China, respectively. Sales and identifiable assets by geographic areas for the six months ended March 31, 2004 and 2003, and as of March 31, 2004, respectively, were as follows:


                                  Revenues
                       For the Six Months Ended        Identifiable Assets
                               March 31,                  at March 31,
                     2004           2003                     2004
                  -----------   -----------       ------------------------

United States   $   375,044     $   161,175        $     2,419,855
China            12,546,512      10,996,982              1,331,833
             --------------   -------------       -------------------------
    Total      $ 12,921,556    $ 11,158,157       $      3,731,688
             ==============  ==============       =========================


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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2003
                                   (UNAUDITED)

NOTE 4 - LOANS PAYABLE

On April 1, 2002, the Company borrowed $80,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest was payable on April 1, 2003. In the event of default of the loan agreement, the lender is to receive shares of the Company's common stock at a 25% discount to the average closing price of the previous 20 trading days of the Company's common stock equal to the total amount due to the lender. As of March 31, 2004, this loan remains unpaid. The lender has not provided the Company with a notice of default.

On July 31, 2002, the Company borrowed $20,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest was payable on January 1, 2003. At the option of the lender, the entire obligation may be repaid with common stock calculated by dividing the amount due by the average closing common stock price for ten days prior to the repayment discounted by 40%, with a maximum price of $0.13 per share. The beneficial conversion feature present in the issuance of this note payable as determined on the date funds were received under the loan agreement totaled $12,500 and was recorded as interest expense and additional paid-in capital. As of March 31, 2004, no conversion had occurred. As of March 31, 2004, the loan remains unpaid.

In January 2004, the Company's subsidiary, Yastock, borrowed $97,318 from an officer of the Company. The loan is non-interest bearing, is unsecured, and is payable on June 30, 2004. As of March 31, 2004, the loan remains unpaid.

The Company's Chinese subsidiary, Chorry (Zhaoli), entered into a loan agreement with a Chinese bank to borrow $120,773. The loan bears interest at a rate of 5.85% per annum and is payable prior to March 25, 2005.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)



NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Preferred stock (continued)

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY

Preferred stock (continued)

On January 16, 2004, the Company consummated a securities purchase agreement under which the Company agreed to issue $2,000,000 stated value of its newly created Series A Preferred Stock to several institutional investors. On January 16, 2004 the Company closed its initial Series A Preferred Stock and issued 100,000 shares of Series A Preferred Stock ($1,000,000 stated value) for net proceeds of $944,987. The Series A Preferred Stock is convertible at $0.232 per share. In addition, the Company issued warrants to purchase 215,517 shares of its common stock at $0.3045 on the initial closing.

On March 31, 2004, the Company closed on the remaining balance of its Series A Preferred Stock with various institutional investors. As part of this closing phase, the Company issued 100,000 shares of Series A Preferred Stock ($1,000,000 stated value) for net proceeds of $957,488. These shares of Series A Preferred Stock are convertible into common stock at $0.232 per share, and included warrants to purchase 215,517 shares of its common stock exercisable at $0.3045.

On the date of issuance of the Series A Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. The Company recorded a $500,000 preferred stock dividend related to the beneficial conversion feature.

In connection with the preferred stock offering, the Company paid a broker's fee to a financial institution of $90,000 and issued warrants to purchase a total of 300,000 shares of its common stock exercisable at $0.3045.

In March 2004, Series A preferred stockholders' converted 40,000 share of Series A Preferred Stock into 1,740,469 shares on common stock.

Common stock

In March 2004, the Company issued 1,740,469 shares of common stock in connection with the conversion of 40,000 shares of Series A Preferred Stock.

On March 29, 2004, the Company issued an aggregate of 240,000 shares of its common stock to officers for services rendered. The Company valued these shares at $0.245 per share and recorded stock-based compensation expense relating to this issuance of $58,800.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)


                   NOTE 5 - STOCKHOLDERS' EQUITY (continued)

Stock options and warrants

In connection with the preferred stock funding, the Company granted warrants to purchase 731,034 shares of its common stock at $0.3045. The Warrants shall be exercisable for five years after the issue dates of the Warrants.

A summary of outstanding options and warrants at March 31, 2004 are as follows:


                                             Number of              Weighted
                                           Options and              Average
                                             Warrants            Exercise Price
           ---------------------------- ----------------       ----------------

           Stock options and warrants
           ---------------------------- ----------------       ----------------
           Balance at October 1, 2003       10,910,000       $             0.18
           ---------------------------- ----------------       ----------------
           Granted                           1,948,535                     0.18
           ---------------------------- ----------------       ----------------
           Exercised                        (3,755,501)                    0.14
           ---------------------------- ----------------       ----------------
           Forfeited                          (500,000)                    0.37
           ---------------------------- ----------------       ----------------
           Balance at March 31. 2004         8,603,034       $             0.20
           ---------------------------- ===============       =================


           Options exercisable at end
           of period                        8,603,034        $            0.20
           ---------------------------- ===============       =================
           Weighted average fair value of options
           granted during the period                         $            0.18
           ---------------------------- ----------------       ----------------

The following table summarizes information about employee stock options and consultant warrants outstanding at March 31, 2004:


         Options and Warrants Outstanding                      Options and Warrants Exercisable
      -------------------------------------------            --------------------------------


                                    Weighted
                                    Average       Weighted                          Weighted
   Range of           Number       Remaining       Average        Number             Average
  Exercise       Outstanding at   Contractual     Exercise    Exercisable at        Exercise
    Price        March 31, 2004      Life         Price       March 31, 2004          Price
 -----------  ----------------   ------------    --------    ----------------    ------------
$ 0.60-2.25         450,000        1.25 Years    $   1.52           450,000   $        1.52
  0.23-0.36       1,501,034        4.10 Years        0.24         1,501,034            0.24
  0.05-0.15       6,652,000        4.00 Years        0.09         6,652,000            0.09
 -----------  ----------------   ------------    --------    ----------------    ------------
                  8,603,034                      $  0.20         8,603,034    $        0.20
              ===============                    =======     ================    ============

                                      -15-

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)

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

NOTE 7 - SUBSEQUENT EVENTS

In April 2004, Series A preferred stockholders' converted 57,500 share of Series A Preferred Stock into 2,478,732 shares on common stock.

On April 6, 2004, the Company's Board of Directors authorized, approved and adopted the 2004 Stock Option Plan (the "Plan") covering 10,000,000 shares of common stock. As of April 21, 2004, 5,650,250 shares underlying options had been granted under the Plan. The purpose of the Plan is to encourage stock ownership by the Company's officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us.

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

OVERVIEW

            We are an international company with operations in the United States and the People's Republic of China. Our computer equipment and accessories division represented approximately 97% of our consolidated revenues for the six months ended March 31, 2004 and approximately 96% of our consolidated revenues for the fiscal year ended September 30, 2003. Our consulting services division represented approximately 3% our consolidated revenues for the six months ended March 31, 2004 and approximately 4% of our consolidated revenues for the fiscal year ended September 30, 2003.

         We believe that the computer and equipment accessories division of our business will become a less significant phase of our operations in future periods as we expand our consulting services segment. We believe that as we further develop our consulting services segment, more opportunities to expand our operations through acquisitions will also be presented to us. It is critical to our long-term business model to both increase our revenues from the consulting services segment of our existing business, as well as to diversify our revenue base. By virtue of the nature of our consulting services and the professional experience of our management and directors, we interact with a number of both U.S. and Chinese companies. Through this broadening of our relationship base, we believe that we will be able to not only provide better services to our client companies, but we will have certain advantages over other companies our size when it comes to identifying and closing acquisitions.

         Our computer equipment and accessories division is an established business which can grow internally without significant additional capital. The fee-based structure of our consulting services division is such that if our client company is successful in its particular venture, we can earn additional fees. These fees could range from a flat cash fee, to a fee which includes a combination of equity in our client and a success fee payable upon the completion of transactions such as acquisitions, formations of joint ventures, or licensing or selling technologies in China, to a solely performance based fee upon the completion of the project. We do not intend to operate as an investment company or become subject to the Investment Company Act of 1940. However, in order to materially grow our business we will need to raise additional working capital. Capital will typically be needed not only for the acquisition of additional companies, but also for the effective integration, operations and expansion of these businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
(continued)

There are no assurances we will be able to raise additional capital. If we are unable to secure additional capital as need, this inability will in all likelihood hamper or restrict our ability to acquire and integrate additional companies and to otherwise increase our revenues in future periods.

Our consulting service division is an international business development firm that specializes in leading and assisting companies in penetrating the Chinese market for business development and commerce, as well as assisting Chinese companies in penetrating the US market or listing in the US public market. We have a seat as a member of the Shanghai Technology Stock (Property Rights) Exchange, an organization that promotes the influx of technology into China

In January, the Company signed a collaboration agreement with Global Boardroom Solutions (GBS), a private business development firm that focuses on Latin America. GBS management has a combined history of nearly 30 years in South America running the operations for Xerox, Ryder, Purina and other major multi-nationals. Genesis proposed bridging the economic interests of China and Latin America, and the GBS executives, Dennis Custage and Nolan (Bud) Robyn, accompanied Gary Wolfson and Xun Mei DelSesto from Genesis on a 2-week trip to China in April. As a result, the collaboration agreement is being significantly expanded and should result in the creation of Genesis Latin American Ventures, of which Genesis will own 51% and GBS 49%, with both parties providing pro rata funding. This Latin American initiative could result in increased revenues to Genesis in the next 6-24 months, but numerous details must be completed before actual business activities can commence.

After receiving the $2 million in funding through the private placement, the Company is planning to undertake a merger and acquisition program. No mergers or acquisitions have been completed to date, but several are in advanced negotiations. These include--but are not limited to--such prospects as: a prominent paper packaging company in Ningbo, a 22-year-old computer reseller of China-manufactured hardware in Latin America, a Beijing software company, a telecommunications service company that could complement the Company's current Shanghai license, sourcing product for a US hardware reseller, plus other prospects. While every effort is being expended to complete the best of these transactions, it is speculative to forecast if and when any of these will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
(continued)

FOREIGN EXCHANGE CONSIDERATIONS

         Because revenues from our operations in the PRC accounted for approximately 97% and approximately 98% of our consolidated net revenues for the six months ended March 31, 2004 and the fiscal year ended September 30, 2003, respectively, how we report net revenues from our PRC-based companies is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the respective balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

         The functional currency of our Chinese subsidiaries, Chorry (Zhaoli) and Yastock, is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2004 was not material.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO SIX MONTHS ENDED MARCH 31, 2003

CONSOLIDATED RESULTS:

         The following discussion relates to our consolidated results of operations. Further discussion and analysis of operating results follows and is discussed by segment.

Revenues

         For the six months ended March 31, 2004, we had consolidated revenues of $12,921,556 as compared to $11,158,157 for the six months ended March 31, 2003. This increase resulted substantially from increased revenues from our computer hardware and accessories segment as well as increased revenues from our business development and consulting segment and is discussed below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
(continued)

Cost of Sales

         For the six months ended March 31, 2004, cost of sales was directly related to our computer equipment and accessories segment and amounted to $12,317,205 as compared to $10,825,454 for the six months ended March 31, 2003. This increase resulted substantially from increased revenue from our computer segment and is outlined below.

Operating Expenses

         For the six months ended March 31, 2004, operating expenses which include consulting fees, rent, salaries and non-cash compensation, depreciation expense and other selling, general and administrative, were $1,398,805 as compared to $1,039,287 for the six months ended March 31, 2003.

Loss from sale/disposal of marketable securities

         For the six months ended March 31, 2004, we recorded a loss from the sale of marketable securities of $13,333 as compared to a loss of $11,904 for the six months ended March 31, 2003.

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

Interest expense, net

         Interest expense was $1,150 for the six months ended March 31, 2004 as compared to $4,876 for the six months ended March 31, 2003.

OVERALL

         We reported a net loss for the six months ended March 31, 2004 of $(613,121) compared to a net loss for the six months ended March 31, 2003 of $(723,684). During the six months ended March 31, 2004, we recorded a preferred stock dividend of $500,000 related to the beneficial conversion feature of our Series A Preferred Stock. This translates to an overall per-share loss available to shareholders of ($.03) for the six months ended March 31, 2004 compared to per-share loss of ($.02) for the six months ended March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
(continued)

RESULTS OF OPERATIONS BY SEGMENT:

Consulting Services Segment

         Revenue for the six months ended March 31, 2004 was $353,575 as compared to $168,315 for the six months ended March 31, 2004. This revenue was generated from business development services. The increase in revenues was attributable to the fact that during fiscal 2003 and in the first and second quarter in fiscal 2004, we entered into business development contracts to assist companies in introducing their products into the Chinese marketplace. We have been aggressively marketing our business development services through round-table meetings and through our referral sources.

         For the six months ended March 31, 2004, we incurred operating expenses of $1,148,225 as compared to $879,876 for the six months ended March 31, 2003. For the six months ended March 31, 2004, operating expenses consisted of rent of $34,122, consulting fees of $179,483, salaries and non-cash compensation of $652,718, and other selling, general and administrative expenses of $281,902. For the six months ended March 31, 2003, operating expenses consisted of rent of $45,320, consulting fees of $373,702, salaries and non-cash compensation of $220,837 and other selling, general and administrative expenses of $240,017. The increase in operating expenses was primarily attributable to the following:

(1) During the six months ended March 31, 2003, we incurred rent in an office on Minneapolis, MN which is now closed. Accordingly, our rent expense decreased during the six months ended March 31, 2004 as compared to March 31, 2003.

(2) Our consulting expense decreased to $179,483 for the six months ended March 31, 2004, from $373,702 for the three six months ended March 31, 2003. The decrease was due to decreased non-cash consulting expenses recorded during the six months ended March 31, 2003 in connection with the grant of stock options to consultants for services rendered.

(3) Salaries and non-cash compensation expense increased to $652,718 for the six months ended March 31, 2004 from $220,837 for the six months ended March 31, 2003, an increase of $431,881. In the latter part fiscal 2003, we increased our marketing and administrative staff by two persons. The remaining increase in salaries and non-cash compensation expense was attributable to the recording of non-cash compensation in connection with the granting of stock options to officers, employees, and directors and the issuance of common shares during the six months in March 31, 2004 for bonuses amounting to $135,060.

(4) Other selling, general and administrative expenses increased to $273,463 for the six months ended March 31, 2004 from $235,884 for the six months ended March 31, 2003, an increase of $37,579. The increase was attributable to additional travel related expenses related to increased travel to China, and increased administrative and office expenses due to increased operations.

         For the six months ended March 31, 2004 and 2003, we incurred interest expense of $5,131 and $4,876, respectively.

 Computer Equipment and Accessories Segment

         Revenues for the six months ended March 31, 2004 were $12,567,981 as compared to $10,989,842 for the six months ended March 31, 2003 from our subsidiary Chorry (Zhaoli), a Chinese company. This revenue was generated from sales of printers, copiers, network equipment and software licensing fees. The increase in sales mainly resulted from increasing demand from the market, as the Chinese government required all companies by July 1, 2003 to issue all transaction receipts and invoices by using a printer and a computer in order to smooth its tax collections.

         Cost of sales for Chorry (Zhaoli) for the six months ended March 31, 2004 amounted to $12,317,205 or 98% of net sales as compared to $10,825,454 or 98.5% of net sales for the six months ended March 31, 2003. We continue to experience low gross profit margins on our products sales.

         For the six months ended March 31, 2004, operating expenses consisted of salaries of $72,537, rent expense of $75,602, and other selling, general and administrative expenses amounted to $101,276 as compared to other selling, general and administrative expenses of $158,063 for the six months ended March 31, 2003. In fiscal 2003, we incurred additional rent due our growing need for warehouse space. Additionally, due to increased net revenues, we increased our workforce.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, we had a cash balance of $2,475,791. As of March 31, 2004, our cash position by geographic area is as follows:

           United States    $ 2,256,154
           China                219,637
                            -------------
           Total            $ 2,475,791
                            =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
(continued)

         On January 16, 2004, we consummated a securities purchase agreement under which we agreed to issue $2,000,000 stated value of its newly created Series A 6% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to several institutional investors. The stated value of the Series A Preferred Stock is $10.00 per share. Through March 31, 2004, the Company sold 200,000 Series A Preferred shares for net proceeds of $1,902,475. We intend on using these proceeds for working capital purposes and to seek acquisition candidates.

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

         At March 31, 2004, our Company had stockholders' equity of $2,393,294. Our Company's future operations and growth will likely be dependent on our ability to raise capital for expansion and to implement our strategic plan.

         Net cash used in operations was $(263,600) for the six months ended March 31, 2004, as compared to net cash used in operations of $(104,245) for the six months ended March 31, 2003. For the six months ended March 31, 2004 we used cash to fund our net loss of $613,121 offset by non-cash items such as stock-based compensation of $502,951, depreciation expense of $12,762 and settlement income of $(196,650) as well as changes in assets and liabilities of $40,639. For the six months ended March 31, 2003 we used cash to fund our net loss of $723,364 offset by non-cash items such as stock-based compensation of $329,864, depreciation expense of $4,133, a loss on the sale of marketable securities of $11,904, as well as changes in assets and liabilities of $273,218.

         Net cash provided by investing activities for the six months ended March 31, 2004 was $226,610 as compared to net cash provided by investing activities for the six months ended March 31, 2003 of $11,041. For six months ended March 31, 2004, we received $233,551 from the sale of marketable securities offset by cash used for capital expenditures of $(6,941). For the six months ended March 31, 2003, we received cash from the sale of marketable securities of $12,826 offset by cash used for capital expenditures of $(1,785).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
(continued)

         Net cash provided by financing activities were $2,328,404 for six months ended March 31, 2004 as compared to $293,481 for the six months ended March 31, 2003. For the six months ended March 31, 2004, net cash provided by financing activities related primarily to proceeds from the exercise of stock options and related party loans of $315,550 and $13,207, respectively, proceeds from the sale of preferred stock of $1,902,475, and proceeds from notes payable of $97,172. For the six months ended March 31, 2003, net cash provided by financing activities related to proceeds from related party loans of $5,392 and proceeds from the exercise of stock options of $288,089.

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

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in our filing on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended September 30, 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
(continued)

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at March 31, 2004. All marketable securities are classified as available for sale at March 31, 2004. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

OPERATING RISK

(a) Country risk

         Currently, the Company's revenues are primarily derived from sale of computer equipment and accessories to customers in the Peoples Republic of China
(PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition. As experienced in Spring 2003, diseases such as SARS can significantly impact the PRC economy and affect the company productivity.

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

             The number of shares of Series A Preferred Stock shall be 200,000 to five institutional investors. Each share of Series A Preferred Stock shall have a stated value equal to $10 (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the "Stated Value"), and $.001 par value.

             On January 16, 2004, we consummated a securities purchase agreement under which the Company agreed to issue $2,000,000 stated value of its newly created Series A Preferred Stock to several institutional investors. On January 16, 2004, we closed our initial Series A Preferred Stock and issued 100,000 shares of Series A Preferred Stock ($1,000,000 stated value) for net proceeds of $944,987. The Series A Preferred Stock is convertible at $0.232 per share. In addition, we issued warrants to purchase 215,517 shares of its common stock at $0.3045 on the initial closing

             On March 31, 2004, we closed on the remaining balance of its Series A Preferred Stock with various institutional investors. As part of this closing phase, we issued 100,000 shares of Series A Preferred Stock ($1,000,000 stated value) for net proceeds of $957,488. These shares of Series A Preferred Stock are convertible into common stock at $0.232 per share, and included warrants to purchase 215,517 shares of its common stock exercisable at $0.3045.

             The issuance of these shares are exampt under Rule 506 of Regulation D of the Securities act of 1933.

             Common stock

             In March 2004, we issued 1,740,469 shares of common stock in connection with the conversion of 40,000 shares of Series A Preferred Stock.The issuance of these shares are exampt under section (3)(A)(9) of the Securities act of 1933.

             On March 29, 2004, we issued an aggregate of 240,000 shares of its common stock to officers for services rendered. The issuance of these shares are exampt under section 4(2) of the Securities act of 1933.

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

Item 6.  Exhibits and Reports on Form 8-K (continued)

(2) Reports on Form 8-K

                On January 16, 2004, we reported that we consummated a securities purchase agreement under which we agreed to issue $2,000,000 stated value of our newly created Series A 6% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to several institutional investors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on May 12, 2004.

                                        GENESIS TECHNOLOGY GROUP, INC.

                                        By: /s/ Gary Wolfson
                                        --------------------
                                        Gary Wolfson
                                        Chief Executive Officer


                                        By: /s/ Adam Wasserman
                                        ----------------------
                                        Adam Wasserman
                                        Chief Financial Officer