Form 10QSB
period 2004-06-30
GENESIS TECHNOLOGY GROUP INC
filed 2004-08-16
CIK 1091164

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended: June 30, 2004
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

                                    Yes [X]   No []

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2004 48,121,813 outstanding shares of common stock, $.001 par value per share.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2004
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet
             June 30, 2004 (Unaudited).........................................3
      Consolidated Statements of Operations (Unaudited)
             For the Three and Nine Months Ended June 30, 2004 and 2003........4

      Consolidated Statements of Cash Flows (Unaudited)
             For the Nine Months Ended June 30, 2004 and 2003..................5

      Notes to Consolidated Financial Statements............................6-19

      Item 2 - Management's Discussion and Analysis
               or Plan of Operation........................................20-28

      Item 3 - Controls and Procedures.....................................   29


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................30

      Item 2 - Changes in Securities and Use of Proceeds......................30

      Item 3 - Default upon Senior Securities.................................30

      Item 4 - Submission of Matters to a Vote of Security Holders............30

      Item 5 - Other Information...........................................30-31

      Item 6 - Exhibits and Reports on Form 8-K...............................31

      Signatures..............................................................32

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                       $ 2,147,069
    Marketable equity securities                                         18,029
    Accounts receivable (net of allowance
      for doubtful accounts of $23,000)                                 243,633
    Inventories                                                         276,108
    Prepaid expenses and other                                          614,042
                                                                ---------------

        Total Current Assets                                          3,298,881
                                                            -------------------


PROPERTY AND EQUIPMENT - Net                                            110,372
                                                            -------------------

OTHER ASSETS:
   Goodwill                                                              10,540
   Marketable equity securities - restricted                             27,600
   Other assets                                                          93,650
                                                            -------------------

        Total Other Assets                                              131,790
                                                            -------------------

        Total Assets                                                $ 3,541,043
                                                            ===================



                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loan payable - related party                                       $ 20,000
    Accounts payable and accrued expenses                               649,602
    Deferred revenue                                                     38,333
    Due to related party                                                362,320
                                                             ------------------

        Total Current Liabilities                                     1,070,255
                                                             ------------------

MINORITY INTEREST                                                        36,164
                                                              -----------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized)           -
    Convertible preferred stock  series A ($.001 Par Value;
        218,000 Shares Authorized; 97,500 shares issued
        and outstanding)                                                     97
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        48,121,813 shares issued and outstanding)                        48,122
    Additional paid-in capital                                       17,673,086
    Accumulated deficit                                             (15,045,663)
    Less: Deferred compensation                                         (21,042)
    Less: Subscriptions receivable                                      (42,850)
    Accumulated other comprehensive loss                               (177,126)
                                                            -------------------

        Total Stockholders' Equity                                    2,434,624
                                                            -------------------

        Total Liabilities and Stockholders' Equity                  $ 3,541,043
                                                             ===================


            See notes to unaudited consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                For the Three Months Ended        For the Nine Months Ended
                                                                         June 30,                           June 30,
                                                               ------------------------------    ----------------------------
                                                                   2004             2003            2004            2003
                                                               --------------   -------------    ------------    ------------
                                                                (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)

NET REVENUES                                                     $ 5,133,828     $ 6,862,613     $ 18,055,384    $ 18,020,770

COST OF SALES                                                      4,932,638       6,523,730      17,249,843      17,349,184
                                                               --------------   -------------    ------------    ------------

GROSS PROFIT                                                         201,190         338,883         805,541         671,586
                                                               --------------   -------------    ------------    ------------

OPERATING EXPENSES:
     Consulting                                                        4,103          89,042         183,586         462,744
     Salaries and non-cash compensation                              331,304         185,875       1,056,559         406,712
     Selling, general and administrative                             219,072         297,102         713,139         741,850
                                                               --------------   -------------    ------------    ------------

        Total Operating Expenses                                     554,479         572,019       1,953,284       1,611,306
                                                               --------------   -------------    ------------    ------------

LOSS FROM OPERATIONS                                                (353,289)       (233,136)     (1,147,743)       (939,720)

OTHER INCOME (EXPENSE):
     Gain (loss) from sale of marketable securities                        -            (195)        (13,333)        (12,099)
     Settlement income                                                     -               -         196,650               -
     Interest expense, net                                            (6,994)        (22,627)         (8,144)        (27,503)
                                                               --------------   -------------    ------------    ------------

        Total Other Income (Expense)                                  (6,994)        (22,822)        175,173         (39,602)
                                                               --------------   -------------    ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS  AND
      MINORITY INTEREST                                             (360,283)       (255,958)       (972,570)       (979,322)
                                                               --------------   -------------    ------------    ------------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations                                       -             502               -             182
                                                               --------------   -------------    ------------    ------------

        Total Loss from Discontinued Operations                            -             502               -             182
                                                               --------------   -------------    ------------    ------------

LOSS BEFORE MINORITY INTEREST                                       (360,283)       (255,456)       (972,570)       (979,140)

MINORITY INTEREST IN INCOME OF SUBSIDIARY                               (269)              -          (1,103)              -
                                                               --------------   -------------    ------------    ------------

NET LOSS                                                            (360,552)       (255,456)       (973,673)       (979,140)

BENEFICIAL CONVERSION FEATURE - PREFERRED STOCK                            -               -        (500,000)              -
                                                               --------------   -------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                      $ (360,552)     $ (255,456)    $(1,473,673)     $ (979,140)
                                                               ==============   =============    ============    ============

LOSS PER COMMON SHARE - BASIC AND DILUTED
   Loss from continuing operations                                   $ (0.01)        $ (0.01)        $ (0.03)        $ (0.03)
   Loss from discontinued operations                                       -            0.00               -            0.00
                                                               --------------   -------------    ------------    ------------

   Net loss per common share - basic and diluted                     $ (0.01)        $ (0.01)        $ (0.03)        $ (0.03)
                                                               ==============   =============    ============    ============

   Weighted Common Shares Outstanding - basic and diluted         46,258,613      33,485,672      42,162,168      31,395,968
                                                               ==============   =============    ============    ============


            See notes to unaudited consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Nine Months
                                                                                    June 30,
                                                                       -----------------------------------
                                                                            2004               2003
                                                                       ----------------   ----------------
                                                                         (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                         $ (973,673)          (979,322)
    Adjustments to reconcile loss from continuing
      operations to net cash used in operating activities:
      Depreciation and amortization                                             19,392             11,014
      Loss on sale of marketable securities                                     13,333             12,099
      Settlement income                                                       (196,650)                 -
      Stock-based compensation                                                 611,632            558,196
      Beneficial conversion feature on notes payable                                 -             20,000
      Minority interest                                                          1,103                  -
      Loss on disposal of property and equipment                                   508                  -
      Marketable securities received for services                             (135,082)          (123,375)
      Marketable securities distributed for services                           107,750                  -
    Changes in assets and liabilities:
      Accounts receivable                                                       (1,706)            (7,486)
      Inventories                                                              (29,194)          (189,781)
      Prepaid and other current assets                                        (387,862)          (142,400)
      Other assets                                                              (3,961)           (29,307)
      Accounts payable and accrued expenses                                    634,898            374,290
      Deferred revenue                                                         (77,500)           (15,000)
                                                                       ----------------   ----------------

NET CASH USED IN CONTINUING OPERATING ACTIVITIES                              (417,012)          (511,072)
                                                                       ----------------   ----------------

    Income from discontinued operations                                              -                182
    Adjustments to reconcile income from discontinued
      operations to net cash provided by (used in)
      discontinued operating activities:
         Net decrease in net liabilities from discontinued operations                -              4,772
                                                                       ----------------   ----------------


NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATING ACTIVITIES                     -              4,954
                                                                       ----------------   ----------------

NET CASH USED IN OPERATING ACTIVITIES                                         (417,012)          (506,118)
                                                                       ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                                233,551             12,826
    Capital expenditures                                                       (12,433)            (1,785)
                                                                       ----------------   ----------------


NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                221,118             11,041
                                                                       ----------------   ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of preferred stock, net                               1,902,475                  -
    Proceeds from notes payable-related party                                   97,500                  -
    Payments on notes payable-related party                                    (80,000)                 -
    Payments on notes payable                                                 (120,919)          (120,919)
    Due to related party                                                        13,208            373,625
    Proceeds from exercise of stock options                                    346,324            429,139
                                                                       ----------------   ----------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                              2,158,588            681,845
                                                                       ----------------   ----------------


EFFECT OF EXCHANGE RATE CHANGES IN CASH                                           (423)                 -
                                                                       ----------------   ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    1,962,271            186,768

CASH AND CASH EQUIVALENTS - beginning of year                                  184,798             57,574
                                                                       ----------------   ----------------


CASH AND CASH EQUIVALENTS - end of period                                  $ 2,147,069          $ 244,342
                                                                       ================   ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
      Noncash investing and financing activities:
         Common stock issued for debt                                        $ 429,801                $ -
                                                                       ================   ================



            See notes to unaudited consolidated financial statements.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Genesis Technology Group, Inc. (the "Company" or "Genesis") is a business development firm that specializes in assisting small and mid-sized companies in entering the Chinese market. The Company currently owns 80% of a Company selling computer hardware and peripherals in China, and derives approximately 98% of its revenues from the sale of computer hardware and peripherals. The Company's strategy includes marketing itself as a resource for small and mid-sized companies in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. As a part of that strategy, the Company has become a member of the Shanghai United Assets and Equity Exchange (SUAEE) (formerly known as the Shanghai Technology Stock (Property Rights) Exchange), an organization that promotes the influx of technology into China. The Company also has acquired companies in the U.S. and China for the purposes of further developing these companies, with operational, managerial and financial support. The strategy also envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2003 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended June 30, 2004 are not necessarily indicative of the results for the full fiscal year ending September 30, 2004.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at June 30, 2004. All marketable securities are classified as available for sale at June 30, 2004. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2004, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.28 RMB.

The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and the average rate of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2004 were not material.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the nine months ended June 30, 2004 and 2003:

                                                       2004             2003
                                               ----------------   -------------
   Net loss as reported                      $     (973,673)    $    (979,140)

   Less: stock-based employee compensation
         included in reported net loss              277,494                 -

   Add: stock-based employee compensation
        expense determined under fair-value
        based method, net of related tax effect
                                                   (189,309)         (230,000)
                                                --------------    --------------

        Pro forma net loss                   $     (885,488)    $  (1,209,190)
                                               ===============    =============

     Basic loss per share:
                     As reported             $        (.03)     $        (.03)
                                               ===============    =============

                      Pro forma              $        (.03)     $        (.04)
                                               ===============    =============

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2004
                                   (UNAUDITED)



NOTE 2 - RELATED PARTY TRANSACTIONS

Due from related party

From time to time, an officer of the Company advances funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At June 30, 2004, the Company did not owe this officer any funds. Additionally, a minority shareholder of the Company's Chorry (Zhaoli) subsidiary, advanced $362,320 to this subsidiary for working capital purposes. These advances are non-interest bearing and are payable on demand.

NOTE 3 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended June 30, 2004 and 2003, the Company operated in two reportable business segments - (1) sale of computer equipment and accessories and (2) business development services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2004
                                   (UNAUDITED)



NOTE 3 - SEGMENT INFORMATION (Continued)

Information with respect to these reportable business segments for the nine months ended June 30, 2004 and 2003 is as follows: `

                                        For the Nine Months  For the Nine Months
                                               Ended                  Ended
                                           June 30, 2004          June 30, 2003
---------------------------------------- -------------------- ------------------

                           Net revenues:
      Computer Equipment and Accessories     $  17,622,779        $  17,660,055
                     Consulting Services           432,605              360,715
                                          --------------------  ----------------

                Consolidated Net Revenue        18,055,384           18,020,770
                                          --------------------  ----------------


   Cost of sales and operating expenses:
      Computer Equipment and Accessories        17,610,781           17,643,411
                     Consulting Services         1,572,954            1,306,065

                           Depreciation:
      Computer Equipment and Accessories             6,484                5,164
                     Consulting Services            12,908                5,850

              Interest (expense) income:
      Computer Equipment and Accessories                 -                    -
                     Consulting Services            (8,144)             (27,519)


                      Net Income (Loss):
      Computer Equipment and Accessories     $       4,411        $      11,480
                     Consulting Services          (978,084)            (990,620)
                                          --------------------  ----------------

                               Net  Loss     $    (973,673)       $    (979,140)
                                           ==================== ================

Total Assets at June  30, 2004 and 2003:
      Computer Equipment and Accessories     $   1,196,559        $     850,651
                     Consulting Services         2,344,484              786,807
                                          --------------------  ----------------


                Consolidated Asset Total     $   3,541,043        $   1,637,458
                                         ===================== =================

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2004
                                   (UNAUDITED)




NOTE 3 - SEGMENT INFORMATION (Continued)

For the nine months ended June 30, 2004 and 2003, the Company derived approximately 97.5% and 98% of its revenue from its subsidiaries located in the People's Republic of China, respectively. Sales and identifiable assets by geographic areas for the nine months ended June 30, 2004 and 2003, and as of June 30, 2004, respectively, were as follows:

                        Revenues
                For the Nine Months Ended             Identifiable Assets
                         June 30,                         at June 30,
                   2004            2003                      2004
                -------------  ----------------     ------------------------

United States $    451,210     $    356,099            $  2,172,153
China           17,604,174       17,664,671               1,368,890
               --------------  ----------------      -----------------------
    Total     $ 18,055,384     $ 18,020,770            $  3,541,043
              ===============  ================      ========================


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

NOTE 4 - LOANS PAYABLE

On April 1, 2002, the Company borrowed $80,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest was payable on April 1, 2003. In the event of default of the loan agreement, the lender is to receive shares of the Company's common stock at a 25% discount to the average closing price of the previous 20 trading days of the Company's common stock equal to the total amount due to the lender. In June 2004, the Company repaid the entire principal amount of this loan plus all accrued interest.

                GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 JUNE 30, 2004
                                  (UNAUDITED)



NOTE 4 - LOANS PAYABLE (continued)

On July 31, 2002, the Company borrowed $20,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest was payable on January 1, 2003. At the option of the lender, the entire obligation may be repaid with common stock calculated by dividing the amount due by the average closing common stock price for ten days prior to the repayment discounted by 40%, with a maximum price of $0.13 per share. The beneficial conversion feature present in the issuance of this note payable as determined on the date funds were received under the loan agreement totaled $12,500 and was recorded as interest expense and additional paid-in capital. As of June 30, 2004, no conversion had occurred. As of June 30, 2004, the loan remains unpaid.

In January 2004, the Company's subsidiary, Yastock, borrowed $97,318 from an officer of the Company. The loan is non-interest bearing, unsecured, and was payable on June 30, 2004. In May 2004, this balance was repaid by offsetting the loan payable against funds receivable from the exercise of 1,250,000 stock options totaling $97,500.

The Company's Chinese subsidiary, Chorry (Zhaoli), entered into a loan agreement with a Chinese bank to borrow $120,773. The loan bears interest at a rate of 5.85% per annum and is payable prior to March 25, 2005. As of June 30, 2004, the loan was repaid.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2004
                                   (UNAUDITED)



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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2004
                                   (UNAUDITED)


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

In March 2004, Series A preferred stockholders' converted 40,000 share of Series A Preferred Stock into 1,740,469 shares of common stock.

In April 2004, Series A preferred stockholders' converted 62,500 share of Series A Preferred Stock into 2,694,249 shares of common stock.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (continued)
Common stock

On April 6, 2004, the Company's Board of Directors authorized, approved and adopted the 2004 Stock Option Plan (the "Plan") covering 10,000,000 shares of common stock. As of April 21, 2004, 5,650,250 shares underlying options had been granted under the Plan. The purpose of the Plan is to encourage stock ownership by the Company's officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of the business and an added incentive to continue to advance and contribute to the Company.

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

In April 2004, the Company issued 2,694,249 shares of common stock in connection with the conversion of 62,500 shares of Series A Preferred Stock.

In May and June 2004, the Company issued 2,896,770 shares of its common stock relating to the exercise of options granted to executives, employees and consultants, respectively. The Company received proceeds of $30,744, reduced accrued salaries by $154,557, reduced related party loans by $97,500, and reduced accounts payable by $24,293 related to these share issuances.

Stock options and warrants

In connection with the preferred stock funding, the Company granted warrants to purchase 731,034 shares of its common stock at $0.3045. The Warrants shall be exercisable for five years after the issue dates of the Warrants.

In May 2004, 1,310,770 options were granted to officers and employees of the Company with an exercise price of $.13 for accrued salary. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the current market price equaled the exercise price, no compensation expense was recognized in connection with these options under the intrinsic value method of APB 25.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (continued)

Stock options and warrants (continued)

In June 2004, 136,000 options were granted to an employee of the Company with an exercise price of $.079. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded non-cash compensation of $10,744 during the three months ended June 30, 2004 under the intrinsic value method of APB 25.

A summary of outstanding options and warrants at June 30, 2004 are as follows:


                                          Number of               Weighted
                                         Options and               Average
                                           Warrants             Exercise Price
Stock options and warrants
-------------------------------------   ---------------        ----------------

Balance at October 1, 2003                 10,910,000             $       0.18
Granted                                     3,395,305                     0.15
Exercised                                  (6,652,271)                    0.17
Forfeited                                  (1,395,000)                    0.56
                                          -------------         ----------------
Balance at June 30, 2004                    6,258,034             $       0.22
                                          ==============        ================

Options exercisable at end of period        6,258,034             $       0.22
                                         ==============        ================

Weighted average fair value of options                             $      0.15
granted during the period
                                                               ================

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (continued)

Stock options and warrants (continued)

The following table summarizes information about employee stock options and consultant warrants outstanding at June 30, 2004:


           Options and Warrants Outstanding                   Options and Warrants Exercisable
  ----------------------------------------------------------- ----------------------------------


                                    Weighted
                                     Average          Weighted                     Weighted
 Range of           Number          Remaining         Average         Number        Average
 Exercise       Outstanding at     Contractual        Exercise   Exercisable at    Exercise
   Price        June 30, 2004         Life              Price     June 30, 2004      Price
  ------------  ---------------  ----------------   ----------- ---------------  ----------
 $ 0.60-2.25       450,000        1.00 Years        $  1.52         450,000      $    1.52
   0.23-0.36     1,251,034        3.75 Years           0.31       1,251,034           0.31
   0.05-0.15     4,557,000        4.00 Years           0.09       4,557,000           0.09
                ---------------                     ----------- --------------   ----------
                 6,258,034                          $  0.22       6,258,034      $    0.22
                ===============                     =========== ==============   ==========



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

NOTE 7 - SUBSEQUENT EVENTS

The Company signed a letter of intent to acquire a 60% interest in ExtremA LLC on May 17, 2004. Based in Miami, ExtremA LLC is a computer hardware wholesaler, established in 1982, with an extensive sales network in Latin America. Genesis intends to acquire controlling interest in this company primarily to resell computer hardware and peripherals manufactured in China to the Latin American markets. The due diligence has been completed and the acquisition agreement is in the final stages of negotiation. If the acquisition is to occur, it should be completed by the end of August 2004.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 7 - SUBSEQUENT EVENTS (continued)

The Company acquired a 90% interest in Shanghai Yastand Information Technology Company, Limited on July 1, 2004. Robert Zhuang, a director of the Company and President of Shanghai Yastock Investment Consulting Services Company, Limited (a wholly-owned subsidiary of the Company), transferred his 90% ownership of Shanghai Yastand to Shanghai Yastock. In return, Shanghai Yastock forgave a loan of $30,000 that Shanghai Yastand previously owed to Shanghai Yastock. Shanghai Yastand owns an SMS license from the China government to become a service provider in the wireless SMS industry. In August 2004, the Company lent $75,000 to Shanghai Yastand as part of a $200,000 commitment to invest in the SMS business in China. As of June 30, 2004, Shanghai Yastand has not generated substantial revenue and does not have substantial assets. Shanghai Yastand financials will be consolidated into the Company's financials effective on July 1, 2004.

Subsequent to June 30, 2004, the Company entered into a joint venture with China International Intellectech Corporation and formed a joint venture called CIIC Investment Banking Services (Shanghai) Company Limited ("CIIC"). The Company invested $60,000 in this joint venture and holds a 30% ownership interest. The CIIC joint venture serves as an incubator for elite Chinese companies. Robert Zhuang, President of Shanghai Yastock, a wholly-owned subsidiary of the Company, acts as Vice General Manager of the joint venture and is in charge of daily operations.

Genesis Latin America, Inc. (GLA) is a collaborative venture in which the Company, as of July 2004, holds a 51% interest and Global Boardroom Solutions, a Latin American-focused consulting and business development firm owns a 49% interest. GLA, funded by both partners on a pro rata basis in July 2004, launched an active initiative by sourcing Chinese companies interested in exploring opportunities in the Southern Hemisphere.

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

OVERVIEW

We are an international company with operations in the United States and the People's Republic of China. Our computer equipment and accessories division represented approximately 97.5% of our consolidated revenues for the nine months ended June 30, 2004 and approximately 98% of our consolidated revenues for the fiscal year ended September 30, 2003. Our consulting services division represented approximately 2.5% of our consolidated revenues for the nine months ended June 30, 2004 and approximately 4% of our consolidated revenues for the fiscal year ended September 30, 2003.

We believe that the computer and equipment accessories division of our business will become a less significant phase of our operations in future periods as we expand our consulting services segment. We believe we will further develop our consulting services segment, more opportunities to expand our operations through acquisitions will also be presented to us. It is critical to our long-term business model to both increase our revenues from the consulting services segment of our existing business, as well as to diversify our revenue base. By virtue of the nature of our consulting services and the professional experience of our management and directors, we interact with a number of both U.S. and Chinese companies. Through broadening of our relationship base, we believe that we will continue to provide better services to our client and we will have certain advantages over other companies our size when it comes to identifying and closing acquisitions.

Our computer equipment and accessories division is an established business which can grow internally without significant additional capital. The fee-based structure of our consulting services division is such that if our client company is successful in its particular venture, we can earn additional fees. These fees could range from a flat cash fee, to a fee which includes a combination of equity in our client's venture and a success fee payable upon the completion of transactions such as acquisitions, formations of joint ventures, or licensing or selling technologies in China. These fees could also include a solely performance based fee upon the completion of the project. We do not intend to operate as an investment company or become subject to the Investment Company Act of 1940. However, in order to materially grow our business we will need to raise additional working capital. Capital will typically be needed not only for the acquisition of additional companies, but also for the effective integration, operations and expansion of these businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
        (continued)

There are no assurances we will be able to raise additional capital. If we are unable to secure additional capital as needed, this inability will in all likelihood hamper or restrict our ability to acquire and integrate additional companies and to otherwise increase our revenues in future periods.

Our consulting services division is an international business development firm that specializes in leading and assisting companies in penetrating the Chinese market for business development and commerce, as well as assisting Chinese companies in penetrating the US market. We have a seat as a member of the Shanghai United Assets and Equity Exchange (formerly the Shanghai Technology (Property Rights) Exchange), an organization that promotes the influx of technology into China.

In January, the Company signed a collaboration agreement with Global Boardroom Solutions (GBS), a private business development firm that focuses on Latin America. GBS management has a combined history of nearly 30 years in South America running the operations for Xerox, Ryder, Purina and other major multi-nationals. Genesis proposed bridging the economic interests of China and Latin America. GBS's top executives accompanied Gary Wolfson and Xun Mei DelSesto from Genesis on a 2-week trip to China in April. As a result, the collaboration agreement was significantly expanded and resulted in the creation of Genesis Latin America, Inc., of which Genesis owns 51% and GBS 49%, with both parties providing pro rata funding. This Latin American initiative could result in increased revenues to Genesis in the next 6-24 months, and actual business activities have commenced.

After receiving the $2 million in funding through the private placement, the Company is planning to undertake a merger and acquisition program. No mergers or acquisitions have been completed to date, but several are in negotiations.

In May 2004, the Company responded to inquiries from shareholders by creating a page entitled "Shareholders Ask" on the www.genesis-technology.net and www.genesis-china.net websites. A recurring question has been an update on progress made in China for contract clients. As numerous of these contracts are with other public companies, it is difficult for Genesis to offer a unilateral assessment, without the concurrence of the client. Most Chinese initiatives generally require a 12-36 month period before any significant revenues are realized.

Perhaps illustrating the prominence of the Company, its web page entitled "Chinese Charities" is listed first on Google among over 125,000 such listings. The purpose of this page is solely philanthropic, and the Company intends to use its good will and efforts to promote and support such worthy Chinese charities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
       (continued)

FOREIGN EXCHANGE CONSIDERATIONS

Because revenues from our operations in the PRC accounted for approximately 97.5% and approximately 98% of our consolidated net revenues for the six months ended June 30, 2004 and the fiscal year ended September 30, 2003, respectively, how we report net revenues from our PRC-based companies is of particular importance to understanding our consolidated financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the respective balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of our Chinese subsidiaries, Chorry (Zhaoli) and Shanghai Yastock, is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2004 was not material.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO NINE MONTHS ENDED JUNE 30, 2003

CONSOLIDATED RESULTS:

The following discussion relates to our consolidated results of operations. Further discussion and analysis of operating results follows and is discussed by segment.

Revenues

For the nine months ended June 30, 2004, we had consolidated revenues of $18,055,384 as compared to $18,020,770 for the nine months ended June 30, 2003. This increase resulted from an increase in revenues from our business development segment offset by a decrease in revenues from our computer hardware and accessories segment and is discussed below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
       (continued)

Cost of Sales

For the nine months ended June 30, 2004, cost of sales was directly related to our computer equipment and accessories segment and amounted to $17,249,843 as compared to $17,349,184 for nine months ended June 30, 2003. This decrease resulted substantially from decreased revenue from our computer segment and is outlined below.

Operating Expenses

For the nine months ended June 30, 2004, operating expenses which include consulting fees, rent, salaries and non-cash compensation, depreciation expense and other selling, general and administrative, were $1,953,284 as compared to $1,611,306 for the nine months ended June 30, 2003 and is outlined by segment below.

Loss from sale/disposal of marketable securities

For the nine months ended June 30, 2004, we recorded a loss from the sale of marketable securities of $13,333 as compared to a loss of $12,099 for the nine months ended June 30, 2003.

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

Interest expense, net

Interest expense was $8,144 for the nine months ended June 30, 2004 as compared to $27,503 for the nine months ended June 30, 2003.

OVERALL

We reported a net loss for the nine months ended June 30, 2004 of $(973,673) compared to a net loss for the nine months ended June 30, 2003 of $(979,140). During the nine months ended June 30, 2004, we recorded a preferred stock dividend of $500,000 related to the beneficial conversion feature of our Series A Preferred Stock. This translates to an overall per-share loss available to shareholders of ($.03) for the nine months ended June 30, 2004 compared to per-share loss of ($.03) for nine months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
        (continued)

RESULTS OF OPERATIONS BY SEGMENT:

Consulting Services Segment

Revenue for the nine months ended June 30, 2004 was $432,605 as compared to $ 360,715 for the nine months ended June 30, 2003. This revenue was generated from business development services. The increase in revenues was attributable to the fact that during fiscal 2003 and in the first and second quarter in fiscal 2004, we entered into business development contracts to assist companies in introducing their products into the Chinese marketplace. We have been aggressively marketing our business development services through round-table meetings and through our referral sources. In 2004, our employees have made several trips with our clients to China to meet with prospective partners, and are actively working on behalf of our clients to secure distribution and partnership agreements.

At an earlier roundtable event, the Company met the principals of Global Boardroom Solutions, which--after six months--resulted in the creation of Genesis Latin America, Inc. Also, among its new clients sourced through such efforts, BersaChem, Inc, has received distribution proposals from several qualified Chinese companies. Additionally, the Company led a business mission with over 20 South Florida delegates, including Broward County, Florida Mayor Ilene Lieberman, to four Chinese cities.

In August 2004, CEO Gary Wolfson returns to China to launch an initiative between the Russian Federation and China. The Company could benefit from any contracts signed between interests in these thriving economic forces. Meetings with over 50 Chinese companies have been arranged in Beijing and Shanghai.

For the nine months ended June 30, 2004, we incurred operating expenses of $1,585,862 as compared to $1,306,065 for the nine months ended June 30, 2003. For the nine months ended June 30, 2004, operating expenses consisted of rent of $35,991, consulting fees of $183,585, salaries and non-cash compensation of $947,714, and other selling, general and administrative expenses of $418,572. For the nine months ended June 30, 2003, operating expenses consisted of rent of $67,328, consulting fees of $462,744, salaries and non-cash compensation of $406,712 and other selling, general and administrative expenses of $369,281. The increase in operating expenses was primarily attributable to the following:

      (1) During the nine months ended June 30, 2003, we incurred rent in an office on Minneapolis, MN which is now closed.
            Accordingly, our rent expense decreased during the nine months ended June 30, 2004 as compared to June 30, 2003.

      (2) Our consulting expenses decreased to $183,585 for the nine months ended June 30, 2004, from $462,744 for the nine months ended June 30, 2003. The decrease was due to decreased non-cash consulting expenses recorded during the nine months ended June 30, 2003 in connection with the grant of stock options to consultants for services rendered.

      (3) Salaries and non-cash compensation expense increased to $947,714 for the nine months ended June 30, 2004 from $406,712 for the nine months ended June 30, 2003, an increase of $541,002. In the latter part fiscal 2003, we increased our marketing and administrative staff by two persons. The remaining increase in salaries and non-cash compensation expenses were attributable to the recording of non-cash compensation in connection with the granting of stock options to officers, employees, and directors and the issuance of common shares during the nine months ended June 30, 2004 for bonuses and the amortization of deferred compensation.

      (4) Other selling, general and administrative expenses increased to $405,663 for the nine months ended June 30, 2004 from $369,281 for the nine months ended June 30, 2003, an increase of $136,382. The increase was attributable to additional travel related expenses of approximately $52,000 related to increased travel to China, increased marketing costs associated with our Chinese round table events, and increased administrative and office expenses due to increased operations. Additionally, our professional fee expenses increased by approximately $50,000 due to the filing of our registration statement of Form SB-2.

         For the nine months ended June 30, 2004 and 2003, we incurred an interest expense of $8,144 and $27,519, respectively.

 Computer Equipment and Accessories Segment

Revenues for the nine months ended June 30, 2004 were $17,622,779 as compared to $17,660,055 for the nine months ended June 30, 2003 from our subsidiary Chorry (Zhaoli), a Chinese company, a decrease of $37,276 or less than 1%. This revenue was generated from sales of printers, copiers, network equipment and software licensing fees.

Cost of sales for Chorry (Zhaoli) for the nine months ended June 30, 2004 amounted to $17,249,843 or 97.9% of net sales as compared to $17,349,184 or 96.3% of net sales for the nine months ended June 30, 2003. We continue to experience low gross profit margins on our product sales.

For the nine months ended June 30, 2004, we incurred operating expenses of $367,422 compared to $299,391 for the nine months ended June 30, 2003 and consisted of the following:

                                                  2004                    2003

Salaries                                     $   108,845            $    41,776
Rent                                             111,464                102,102
Other selling, general and administrative        147,113                155,513
                                            ----------------    ----------------

     Total operating expenses                $   367,422            $   299,391
                                           ===================   ===============

In fiscal 2004, we incurred additional rent due to our growing need for warehouse space. Additionally, during the nine months ended June 30, 2004, we incurred increased salary expenses as we increased our workforce.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
        (continued)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had a cash balance of $2,147,069. As of June 30, 2004, our cash position by geographic area is as follows:

           United States          $ 2,040,810
           China                      106,259
                                 ---------------
           Total                  $ 2,147,069
                                 ===============

On January 16, 2004, we consummated a securities purchase agreement under which we agreed to issue $2,000,000 stated value of our newly created Series A 6% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to several institutional investors. The stated value of the Series A Preferred Stock is $10.00 per share. Through June 30, 2004, the Company sold 200,000 Series A Preferred shares for net proceeds of $1,902,475. We intend on using these proceeds for working capital purposes and to seek acquisition candidates.

Management has invested substantial time evaluating and considering numerous proposals for possible acquisitions developed by management or presented by investment professionals, the Company's advisors and others. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. No assurance can be given that any such project, or acquisition will be concluded.

We intend to continue our trading activities and as a consequence the future financial results of the Company may be subject to substantial fluctuations. As part of our investment activities, we may sell a variety of equity or debt securities obtained as revenues for business development services. Such investments often involve a high degree of risk and must be considered extremely speculative.

Net cash used in operations was $(417,012) for the nine months ended June 30, 2004, as compared to net cash used in operations of $(511,072) for the nine months ended June 30, 2003. For the nine months ended June 30, 2004 we used cash to fund our net loss of $973,673 offset by non-cash items such as stock-based compensation of $611,632, depreciation expense of $19,392 and settlement income of $(196,650) as well as changes in assets and liabilities of $134,675. For the nine months ended June 30, 2003, we used cash to fund our net loss of $979,322 offset by non-cash items such as stock-based compensation of $558,196, depreciation expense of $11,014, as well as changes in assets and liabilities of $(9,684).

Net cash provided by investing activities for the nine months ended June 30, 2004 was $221,118 as compared to net cash provided by investing activities for the nine months ended June 30, 2003 of $11,041. For nine months ended June 30, 2004, we received $233,551 from the sale of marketable securities offset by cash used for capital expenditures of $(12,433). For the nine months ended June 30, 2003, we received cash from the sale of marketable securities of $12,826 offset by cash used for capital expenditures of $(1,785).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
        (continued)

Net cash provided by financing activities was $2,158,588 for the nine months ended June 30, 2004 as compared to $681,845 for the nine months ended June 30, 2003. For the nine months ended June 30, 2004, net cash provided by financing activities related primarily to proceeds from the exercise of stock options and related party loans of $346,324 and $13,208, respectively, proceeds from the sale of preferred stock of $1,902,475, and proceeds from notes payable of $97,500 offset by loan repayments of $200,919. For the nine months ended June 30, 2003, net cash provided by financing activities related to proceeds from related party loans of $373,625, proceeds from the exercise of stock options of $429,139 offset by payment on loans payable of ($120,919).

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

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS No. 123.

Our revenues from the sale of products are recorded when the goods are shipped. Consulting income is recognized on a straight-line basis over the period of the service agreement. Deferred revenues relates to consulting revenues that is being recognized over the period of the service agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
        (continued)

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at June 30, 2004. All marketable securities are classified as available for sale at June 30, 2004. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

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

(c) Exchange risk

The Company generates revenue and incurs expenses and liabilities in Chinese renminbi (RMB) and U.S. dollars. As a result, the Company is subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on the PRC's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated slightly against the U.S. dollar. However, given recent economic instability and currency fluctuations, the Company can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency. The Company's results of operations and financial condition may be affected by changes in the value of renminbi and other currencies in which its earnings and obligations are denominated. The Company has not entered into agreements or purchased instruments to hedge its exchange rate risks, although the Company may do so in the future.

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

(d) Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(e) Our future performance is dependent on its ability to retain key personnel

Our performance is substantially dependent on the performance of our senior management. In particular, the Company's success depends on the continued effort of our Senior Management to maintain all contact with our Chinese subsidiaries. The Company's inability to retain Senior Management could have a material adverse effect on our prospects, businesses, Chinese operations and financial condition.

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

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

             Common stock

             In April 2004, we issued 2,694,249 shares of common stock in connection with the conversion of 62,500 shares of Series A Preferred Stock. The issuances of these shares are exempt under section (3)(a)(9) of the Securities Act of 1933

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

              None

Item 5. Other Information

             We signed a letter of intent to acquire a 60% interest in ExtremA LLC on May 17, 2004. Based in Miami, ExtremA LLC is a computer hardware wholesaler, established in 1982, with an extensive sales network in Latin America. Genesis intends to acquire controlling interest in this company primarily to resell computer hardware and peripherals manufactured in China to the Latin American markets. The due diligence has been completed and the acquisition agreement is in the final stages of negotiation. If the acquisition is to occur, it should be completed by the end of August 2004.

             We acquired a 90% interest in Shanghai Yastand Information Technology Company, Limited on July 1, 2004. Robert Zhuang, a director of the Company and President of Shanghai Yastock Investment Consulting Services Company, Limited (a wholly-owned subsidiary of the Company), transferred his 90% ownership of Shanghai Yastand to Shanghai Yastock. In return, Shanghai Yastock forgave a loan of $30,000 that Shanghai Yastand previously owed to Shanghai Yastock. Shanghai Yastand owns an SMS license from the China government to become a service provider in the wireless SMS industry. In August 2004, the Company lent $75,000 to Shanghai Yastand as part of a $200,000 commitment to invest in the SMS business in China. As of June 30, 2004, Shanghai Yastand has not generated substantial revenue and does not have substantial assets. Shanghai Yastand financials will be consolidated into the our financials effective on July 1, 2004.

             Subsequent to June 30, 2004, we entered into a joint venture with China International Intellectech Corporation and formed a joint venture called CIIC Investment Banking Services (Shanghai) Company Limited ("CIIC"). We invested $60,000 in this joint venture and hold a 30% ownership interest. The CIIC joint venture serves as an incubator for elite Chinese companies. Robert Zhuang, President of Shanghai Yastock, a wholly-owned subsidiary of the Company, acts as Vice General Manager of the joint venture and is in charge of daily operations.

             Genesis Latin America, Inc. (GLA) is a collaborative venture in which the Company, as of July 2004, holds a 51% interest and Global Boardroom Solutions, a Latin American-focused consulting and business development firm owns a 49% interest. GLA, funded by both partners on a pro rata basis in July 2004, launched an active initiative by sourcing Chinese companies interested in exploring opportunities in the Southern Hemisphere.

Item 6.  Exhibits and Reports on Form 8-K

   (1)  Exhibits

Exhibit
Number      Description
-------     ----------------
31.1         Certification by Chief Executive Officer Pursuant to Section 302
31.2         Certification by Chief Financial Officer Pursuant to Section 302
32.1         Certification by Chief Executive Officer Pursuant to Section 906
32.2         Certification by Chief Financial Officer Pursuant to Section 906

   (2)  Reports on Form 8-K

             On April 5, 2004, we reported that we closed on the remaining balance of our Series A 6% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") with various institutional investors previously reported in the Company's Form 8-K Current Report of January 16, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on August 16, 2004.

                                        GENESIS TECHNOLOGY GROUP, INC.

                                        By: /s/ Gary Wolfson
                                        ----------------------------
                                        Gary Wolfson
                                        Chief Executive Officer

                                        By: /s/ Adam Wasserman
                                        --------------------------------
                                        Adam Wasserman
                                        Chief Financial Officer