Form 10KSB
period 2004-09-30
GENESIS TECHNOLOGY GROUP INC
filed 2005-01-19
CIK 1091164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

                        Commission file number 333-86347
                                               ---------

                         GENESIS TECHNOLOGY GROUP, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

             FLORIDA                                             65-1130026
 -------------------------------                            -------------------
 (State or other jurisdiction of                              I.R.S. Employer
 incorporation or organization)                             Identification No.)

 777 Yamato Rd. Suite 130, Boca Raton, FL                       33431
 ----------------------------------------                     ----------
 (Address of principal executive offices)                     (Zip Code)

                     Issuer's telephone number (561)988-9880
                                               -------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class               Name of each exchange on which registered

          NONE                                          NONE
   -------------------               -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      NONE
                                ----------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $23,387,222 for the 12 months ended September 30, 2004.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $4,383,871 as of January 12, 2005

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of January 10, 2005, 59,376,082 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

         Transitional Small Business Disclosure Form (check one): Yes___  No_X_


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

         When used in this annual report, the terms the "Company," "we," "us," "ours," and similar terms refers to Genesis Technology Group, Inc., a Florida corporation, and our subsidiaries.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         We are an international company with operations in the United States, the People's Republic of China, and Brazil. Our computer equipment and accessories division, which represents approximately 98% of our consolidated revenues, is an information technology enterprise with its principal offices in Shanghai China. Our consulting services division, which represents approximately 2% of our consolidated revenues, provides consulting and advisory services to small and mid-sized companies Western interested in entering the Chinese markets. We are a member of the Shanghai United Assets and Equity Exchange (SUAEE), an organization that promotes the influx of technology into China. We believe that the computer and equipment accessories division of our business will become a less significant phase of our operations in future periods as we expand our consulting services segment.

OUR BUSINESS, PRODUCTS AND SERVICES

         Our operations are comprised in two operating groups, including:

         * Computer equipment and accessories, and

         * Consulting services.

         Products and services provided by each of the groups are:

COMPUTER EQUIPMENT AND ACCESSORIES

         Our majority-owned subsidiary, Shanghai Chorry Technology Development Co., Limited ("Chorry"), is an information technology enterprise that integrates sales and technology with services. Chorry was formerly known as Shanghai Zhaoli Technology Development Company Ltd. Chorry provides innovative technology solutions to enhance its customer's businesses. Its customers include:

         * financial institutions,
         * telecommunication companies,
         * hospitals,
         * supermarkets,
         * airports,
         * railway stations, and
         * other government departments.

         Chorry is an authorized general agent and distributor for a wide array of manufacturers, including Epson, Cannon, Hewlett Packard, Ricoh, Brother, Star and Samsung. Chorry has a wide-spread sales channel, with its headquarters and a customer service center on Wukang Road in Shanghai and nine additional branch locations in Shanghai. The locations range from an approximate 50 square foot mall location in the southwestern central business district to an approximately 330 square foot mall location near the People's Square. Each of these branch locations is staffed with five to six employees.

         From each of the locations, Chorry sells:

         * laser printers,
         * copiers,
         * scanners,
         * facsimile machines,
         * multi-functional (MFP) office equipment,
         * module routers,
         * switches,
         * video telephones,
         * computers supplies, and
         * network products and network integration.

         Chorry obtains these products directly from the manufacturer. Chorry is also qualified as a technical service center for Epson, Canon, Hewlett-Packard and OKI products and provides equipment repair services for its customers.

         In September 2004, we acquired a majority of Extrema LLC, a Miami-based computer hardware wholesaler with a 22-year history. See Item 1. Description of Business - Our History; Acquisitions and Divestitures appearing later in this annual report. Extrema markets computer and electronics equipment between North and South America.

         Extrema's customers include:

         * retail chains,
         * distributors of computer hardware and peripherals,

         Extrema is an authorized general agent and distributor for a wide array of manufacturers, including Intel, Samsung, Hewlett Packard, Ricoh, Toshiba, NEC and Sony. Extrema obtains these products directly from the manufacturer. Through our Miami, Florida office, we employ three salaried sales persons and in Brazil we have two commissioned sales agents. Extrema sells:

         * computer notebooks and desktops,
         * module routers,
         * monitors,
         * computers peripherals, and
         * digital cameras.

         Following our acquisition of the controlling interest in Extrema, we are seeking to leverage Chorry's product line, relationships and pricing to expand Extrema's business and operations. In addition, we intend to source and add new products from China to expand Extrema's inventory and sales opportunities.

         In September 2004 we secured global rights to an LCD personal computer from a Chinese manufacturing partner. This new, patented all-in-one device was developed with the expertise of Extrema by a Chinese computer technology company that operates a certified ISO9002 factory in Southern China. The LCD PC, with an Intel Pentium 4 chip, weighs less than 8 kilograms and operates with only three hardware components - a 15 inch screen with the CPU installed, a keyboard and a mouse. The unit also has an option for wireless operations. We intend to market this product through Extrema. As of the date of this annual report, we have made no sales of this product.

         For the years ended September 30, 2004 and 2003, net revenues from this operating segment represented approximately 98% and 98% of our consolidated revenues, respectively. During fiscal 2004 our computer equipment and accessories division included the operations of Chorry and for the period of September 9, 2004 (date of acquisition) and September 30, 2004 the operations of Extrema; for fiscal year 2003 this division included the operations of Chorry. We own 80% of Chorry and 60% of Extrema. Chorry is incorporated under the laws of Shanghai, China and Extrema is organized under the law of the State of Florida. The division has approximately 70 employees worldwide.

         STRATEGY FOR COMPUTER EQUIPMENT AND ACCESSORIES

         Our goal is to be the leading marketer of personal computer products and solutions in China, Brazil and South America. The key elements of our strategy to accomplish this goal is direct marketing. We believe that our national direct sales strategy affords us significant competitive advantages. We market our products and services directly to end-users primarily through commissioned representatives and salaried employees, our own customer service centers in Shanghai, China, the establishment of focused account teams in government and corporate markets, and Internet commerce. Our nine company-owned customer service centers in China feature a diversified selection of our products and services and affords a person to person interaction with end-users. Our internal direct sales staff focuses on selling our products and services directly to business and governmental clients. Extrema's website, located at www.Extremallc.com, was designed specifically for the Brazilian and Latin America market allowing for high speed and efficient product purchases. We continually solicit new business from our current customer and cold-call businesses to gain their business. Additionally, we have developed a data base of Brazilian business and retail centers that we email our product specials to. We believe this direct sales strategy helps us maintain competitive pricing by avoiding the traditional costs associated with third party distribution channels.

CONSULTING SERVICES

         In recent periods, we have been expanding our cross-pacific consulting business. We believe that China's entrance into the World Trade Organization
(WTO) offers a unique opportunity for our company to secure itself a position as a leader in the growing market for cross-pacific products, technology, capital, and property exchange. Our consulting services division seeks to foster bilateral commerce between companies in the West with those in China. We specialize in assisting Western companies in entering the Chinese markets for business development, and act as a resource for companies that desire expertise in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China.

         A key area of competency and focus is the life and health science arena in China. Life and health science is compromised of different but related industries such as pharmaceuticals, environmental science, biotechnology, and healthcare development. These industries range from water, soil, and air testing and remediation to hospital facility development and management. These are new and robust areas in China. Our consulting services division currently has approximately five clients under contract. We are assisting these clients in penetrating the Chinese market for the purposes of product and solutions sales, distribution, manufacturing, and/or research and development.

         Among those Genesis contract clients who have benefited from this time-tested business model are: Agronix, Inc., Alternate Energy Corporation, Dynegy Energy, Edulink, Inc., Enviro Voraxial Technology, Inc., Equifax Inc, Mark Capital Management, Inc., Flowers Chemical Laboratories, Sarlo Power Mowers, Custom Biologicals Inc., Sense Holding ,Inc., Powerbetter (UK), Kane, Laduzinsky & Mendoza, LTD., Ayiko (Europe), eProtea (Malaysia), Sarlo Power Mowers, Inc., Shanghai Dongda Insurance Brokerage Company, Ltd., Raltron Electronics International, and others.

         Our management has been responsible for successfully negotiating contracts in China for 11 years. We are able to bring experience in the areas of marketing, finance and business development to our clients, and to help guide those companies in marketing their products and services in China. We have staffed offices in the United States, Brazil, and China. We have established working relationships with various governmental agencies, public institutions, and private industries in China at both national and provincial levels. In addition, we will also seek to assist small to mid-size Chinese private companies that desire growth to expand their business with our operational support.

         In order to market our services to prospective clients, we hold roundtable conferences discussing the Chinese marketplace and providing a networking opportunity for U.S. and Chinese business interests. We also utilize direct contacts, referrals and media promotions to market our company. In January 2004 we entered into a collaboration agreement with Global Boardroom Solutions, a Latin American liaison group and a division of Custage, Inc. Under the terms of this agreement we have each agreed to use our connections, experience and abilities with a view towards promoting economic and commercial projects, joint ventures and other commercial transactions. We believe this relationship will assist us in expanding our Chinese network to the lucrative Latin American markets. In December 2003 we announced that we were selected to lead a trade mission to China, sponsored by Broward County, Florida, with the International Business Council, and support provided by Enterprise Florida of the State of Florida. In concert with Broward County, Florida and Enterprise Florida of the State of Florida, 12 to 15 south Florida companies traveled to China in late May 2004.

         The scope of the agreements with our clients fall within two categories. Generally, our clients enter into a representation agreement under which we are contracted to assist the client in business development in China, including such activities as exporting its products to China, establishing joint ventures in China or making acquisitions of complementary Chinese businesses, establishing marketing and distribution channels and partners, introductions to financing sources for the Chinese operations and similar business opportunities. The representation agreement is typically for a term of 12 months. We are paid a monthly retainer of $5,000 to $10,000, a small portion of which goes to the Shanghai United Assets and Equity Exchange (SUAEE). If our efforts for our client are successful, we will receive a percentage of the cash flow from the ventures, generally 5%, as well as a success fee of generally 2.5% for our efforts which will be adjusted downward or eliminated if this fee exceeds $1 million. Our standard representation agreement also provides that if our efforts on our client's behalf lead to the establishment of a joint venture with a Chinese company, we are entitled to receive a portion of our client's ownership interest in the venture, ranging from 5% to 15% depending upon the business terms of the particular engagement. For other clients, we may enter into a short-term, generally three to 12 months, consulting agreement to provide certain specified services. Our compensation under these types of agreements can run from a flat cash fee, to a fee which includes a combination of equity in our client and a success fee (in cash or equity) of approximately 5% payable to us upon the successful completion of transactions such as acquisitions, formations of joint ventures, or licensing or selling technologies in China to a solely performance based fee of ranging from 3% to 5% of the value of the transaction upon the completion of the project. However, we do not intend to operate as an investment company or become subject to the Investment Company Act of 1940.

         In September 2004, we successfully sponsored two Sino-Russian Roundtable events in both Beijing and Shanghai, China. The Beijing event, held at the Russian Trade Representative Office in Beijing, drew a crowd of 47 Chinese companies, Russian Trade Representatives Sergei S. Tsiplakov and Valery
A. Kobets, and a Russian business representative from South Florida. Genesis' Roundtable in Shanghai, which was hosted by Genesis' partner, the Shanghai United Assets and Equity Exchange, attracted about 50 companies.

         We anticipate that it will take between 12 to 36 months for client companies to conclude their projects. Approximately one-third of our current roster of client companies are just beginning the process of being introduced to the Chinese marketplace, approximately one-third are in the most active stage of discussions in China and the remaining one-third are in the final stages of a transaction. While this represents our best analysis of the progress of our client companies, we do not know if any of these companies will ultimately be successful in their Chinese ventures or that we will earn any success fees from our work.

         During fiscal 2003 and 2004, our consulting services division included Yastock Investment Consulting Company, Limited ("Yastock") located in Shanghai, China and Genesis Systems, Inc. ("Genesis Systems") located in Boca Raton, Florida. Yastock is incorporated under the laws of Shanghai. In addition to its ongoing business, Yastock's management oversaw all of our operations in China. With the departure of Dr. Wang, Dr. Li Shaoqing, a member of our Board of Directors, assumed responsibility for overseeing our operations in China as CEO of Genesis' China operations. Genesis Systems is incorporated under the laws of the State of Minnesota. For the fiscal year ended September 30, 2004 and 2003, net revenues from our consulting services segment represented approximately 2% and 2% of our consolidated net revenues, respectively. As discussed later in this annual report, in December 2004 we entered into an agreement with our former Chairman and President, Dr. James Wang, which provides for the transfer of the stock of Yastock to the previous owners as part of a severance agreement. See Item 10. Executive Compensation - Separation and Severance Agreement. Our consulting services division has 16 employees worldwide.

         THE SHANGHAI UNITED ASSETS AND EQUITY EXCHANGE (SUAEE)

         In 2002, we acquired a seat as a U.S. representative on the Shanghai Technology Stock (Property Rights) Exchange (STSE). In 2004 the STSE has merged with the Shanghai Property Exchange to form the SUAEE of which we remain a member. The SUAEE supports the advancement of technological innovation, and brings optimal allocation of hi-tech and financial resources, as well as the combination of talented people and tremendous networks. The SUAEE is essentially a vehicle for the transfer of technology and property rights into China, and is sponsored by the Shanghai Municipal Government with independent corporate qualifications. It can provide flexible and convenient financing and investment services for various enterprises by means of technology rights and ownership using its own resources or relationships it has with financial institutions which participate with the SUAEE. As a representative of the SUAEE, we can directly introduce American companies and individuals who would like to sell or license intellectual property to a Chinese partner, or use technology to form a joint venture in China, to the SUAEE for purposes of listing their technologies or intellectual properties.

         We initially paid 200,000 RMB (or approximately U.S. $24,000) for our seat on the STSE, and our annual membership fee on the SUAEE is 30,000 RMB, or approximately U.S. $2,400. We are not required to make any additional capital commitments to maintain our membership, other than payment of our annual dues.

OUR OTHER ACTIVITIES

         In addition to our computer equipment and accessories division and our consulting services division, we are also pursuing other business opportunities in China which we believe will add to our overall operations.

         In October 2003 we signed contracts with SMS.ac Corporation, a U.S.-based short message service (SMS) company, for marketing of text messaging applications in China. In December 2003 Yastock received a license to operate as a wireless content provider, aggregator and mobile marketing provider in Shanghai. We invested approximately $70,000 in capital during the past year on this venture. As set forth above, in connection with a Separation and Severance Agreement with our former President and Chairman, Dr. James Wang, we have agreed to transfer our ownership interest in Yastock free and clear of all liens, pledges, hypothecation, option, contract and other encumbrance, to Messrs. Robert Zhuang and Lawrence Wang, the previous owners, which includes the license to operate as a wireless content provider and provide SMS services. Accordingly, we wrote off our $70,000 investment in this project during the year ended September 30, 2004. See Item 10. Executive Compensation - Separation and Severance Agreement appearing later in this annual report.

         On June 1, 2004, we entered into a joint venture agreement with Global Boardroom Solutions, Inc. ("GBS"), a division of Custage International, Inc, a Florida corporation. In connection with this partnership, the Company incorporated Genesis Latin America, Inc. ("GLA"), which we own 51% and 49% is owned by GBS. To date, we have invested $12,750 and GBS has invested $12,250. GLA was formed to bridge Chinese business interests to qualified counterparts in the Southern Hemisphere. Genesis's goal is to add significant income by expanding its client base and liaising diverse trade and technology transfers between the Sino-Latin American economies. Initially, 30% of each contract's profits will be allocated per ownership, currently 51% to Genesis and 49% to GBS. The balance of 70% will be allocated based upon the partners' contributions in accordance with mutual agreement and confirmation of the Board of Directors. If contributions change, which may occur during the life of a contract, the profit allocation may be changed to reflect a new situation. GBS shall be entitled to receive an option to purchase three shares of our common stock, with an exercise price of $0.30 per share, for every US dollar of revenue, cash flow or other measurement that the parties agree upon, that GLA earns and flows as certifiable revenues to us. These options will have an expiration date 24 months from the date of grant. To date, GLA has no revenues and minimal expenses with $24,967 of the investment still available.

         We have formed a new joint venture with CIIC Investment Corporation Limited, a wholly owned subsidiary of China International Intellectech Corporation (CIIC), a leading state-owned enterprise that has been funded solely by the State Council. Professor Shan Tingting, a member of our Board of Directors, is Executive Vice General Manager of CIIC Investment Corporation Limited. Two private U.S. capital firms have joined the joint venture as partners. The joint venture is named CIIC Investment Banking Advisor Company, Limited. It will be operated by staff from both CIIC and our offices in Shanghai. As of December 2004, we own 10% of this joint venture. See Item 10. Executive Compensation - Separation and Severance Agreement appearing later in this annual report. This new venture, which commenced operations in September 2004, will provide investment banking services in China, asset management, capital raising in China via private placement or the public market, and help Chinese companies penetrate the U.S. markets, as well as help state-owned companies undergo management buyout programs. We will work with CIIC from the firm's new Shanghai facility. We have made a capital contribution of $20,000 to this venture. In March 2004 we co-sponsored, along with the China Ministry of Science and Technology, China International Intellectech Corporation and the SUAEE, conferences in Shanghai, PRC, highlighting how Chinese companies could enter the U.S. capital markets.

OUR EXPANSION STRATEGY

         We have initially grown our company primarily through acquisitions and we believe that acquisitions and mergers will continue to be a significant piece of our growth model in the future. These relationships will be built around consolidating key resources, financial and physical assets, brand names, and human resources. We pay attention to integration strategies and also pay attention to core competencies, including best practices, skills, knowledge bases, and routines.

         Companies that we will seek for merger or acquisition opportunities will meet the following criteria:

         * Strong cash flow and growing revenue
         * Position as market sector leader
         * Customers in a growth market
         * Weak competition
         * Strong management
         * Strong niche position

         We have invested substantial time evaluating and considering numerous proposals for possible acquisitions developed by management or presented by investment professionals, our advisors and others. We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. As of the date of this annual report, we have not identified any acquisition candidates nor are we a party to any agreement at this time. No assurance can be given that any such project or acquisition will be concluded.

OUR HISTORY; ACQUISITIONS AND DIVESTITURES

         We were formed under the laws of the State of Idaho on January 29, 1999 originally under the name Psychicnet.Com, Inc. to provide "new age" services and products on the Internet. On April 6, 1999 we entered into an Agreement and Plan of Reorganization with Virginia City Gold Mines, Inc. The transaction was accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies was recorded as a recapitalization of our company, pursuant to which our company was treated as the continuing entity. Subsequent to the share exchange, we changed our name to Newagecities.com, Inc.

         On August 1, 2001, we completed the Agreement and Plan of Reorganization and Stock Purchase Agreement entered into on July 23, 2001 with Genesis Systems, Inc., a Minnesota corporation and the shareholders of Genesis, Yongwen Zhuang, Fugen Li and Master Financial Group, Inc. As a result of the acquisition, we issued 10,312,500 shares of our common stock with a fair market value of $701,250 in exchange for all of the capital stock of Genesis Systems. We accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $359,379. The excess was applied to goodwill. Currently, the Company has limited activity.

         On August 14, 2001, we entered into a Stock Purchase Agreement with PropaMedia, Inc. and the shareholders of PropaMedia. Under this agreement, we acquired all of the issued and outstanding capital stock of PropaMedia in exchange for all of the shares of Member Net, Inc., a wholly-owned subsidiary of our company. Upon effectiveness of the Stock Purchase Agreement, PropaMedia became a wholly-owned subsidiary of our company and the former shareholders of PropaMedia acquired a wholly-owned interest in Member Net, Inc. from us. We accounted for this acquisition using the purchase method of accounting. In September 2002, we decided to discontinue the operations of PropaMedia.

         On August 22, 2001, we entered into a Stock Purchase Agreement with Shanghai G-Choice Science and Technology Development Company Ltd. ("G-Choice") and the shareholders of G-Choice. G-Choice is a Chinese company with principal offices in Shanghai, China. Under this agreement, the shareholders of G-Choice exchanged 80% of the issued and outstanding capital stock of G-Choice in exchange for 800,000 shares of our common stock. Effective June 30, 2002, we sold our 80% interest in G-Choice to the NETdigest.com, Inc. in exchange for 1,549,791 shares of its common stock. As a part of this transaction, G-Choice's executive management received a total of 8,155,474 shares of the NETdigest.com's common stock and received from G-Choice an additional 210,526 shares of the NETdigest.com's common stock in exchange for 400,000 shares of our common stock. As a result of the sale of G-Choice, we recorded a $475,304 gain from the sale of G-Choice in the quarter ended June 30, 2002.

         On October 12, 2001 our shareholders approved an Agreement and Plan of Merger providing for the merger of our company with and into Genesis Technology Group, Inc., a Florida corporation, which was a wholly-owned subsidiary. The purpose of the merger was to change our corporate domicile from Idaho to Florida. In addition, our name was changed to Genesis Technology Group, Inc., to better reflect our current business plan.

         In October 2001 we formed Biosystems Technologies, Inc. for the purpose of commercialization, marketing and distribution of biomedical products and technologies used to diagnose and treat HIV/AIDS, cancer and other immune-related diseases. We own 85% of Biosystems Technologies, with the remaining 15% owned by Dr. Ronald Watson, a noted immunology professor and researcher. Currently, Biosystems Technologies has no revenues and is inactive.

         On November 15, 2001, we entered into a Stock Purchase Agreement with Shanghai Chorry Technology Development Company, Limited and Wang Wuzhang, Chorry's then sole shareholder. Chorry, a Chinese company with principal offices in Shanghai, China, was an information technology company that integrates sales and technology with services. As a result of the acquisition, we issued 400,000 shares of our common stock with a fair market value of $220,000 in exchange for 80% of the capital stock of Chorry. We accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $5,651. The excess was applied to goodwill. Mr. Wang, who is not related to Dr. Wang, has remained as CEO of Chorry and owns the minority interest in that company.

         In May 2001 we had acquired 20% of Yastock Investment Consulting Company, Limited for $18,000. On December 1, 2001, we entered into a Stock Purchase Agreement with Yastock and Messrs. Robert Zhuang and Lawrence Wang, the majority shareholders of Yastock. Yastock is an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. Mr. Zhuang is Dr. Wang's brother and a member of our board of directors and Mr. Lawrence Wang is Dr. Wang's brother. As a result of the acquisition, we issued 92,000 shares of our common stock with a fair market value of $48,760 in exchange for 80% of the capital stock of Yastock. We accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $4,889. The excess was applied to goodwill. On December 13, 2004, in connection with a Separation and Severance Agreement with our former President and Chairman, Dr. James Wang, we agreed to transfer our ownership interest in Yastock, free and clear of all liens, pledges, hypothecation, option, contract and other encumbrance, to the previous owners, Messrs. Robert Zhuang and Lawrence Wang. Mr. Zhuang has been a member of our Board of Directors from May 2003. Mr. Lawrence Wang is Dr. Wang's brother. Additionally, Yastock agreed to transfer to us all rights and privileges of certain agreements to us for our future use and benefit. The Separation and Severance Agreement contains certain non-compete and non-circumvention clauses and we also agreed to transfer to Yastock 95,000 shares of Dragon International Group Corp. common stock contemporaneously with the execution of the agreement. See Item 10. Executive Compensation - Separation and Severance Agreement.

         Effective September 9, 2004, we acquired controlling interest in Extrema LLC, a Miami-based computer hardware wholesaler with a 22-year history. Extrema has succeeded in marketing equipment between North and South America, and we will source and add new products from China to expand Extrema's inventory and sales opportunities. We now own 60% of Extrema and founding management retains 40%. We accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. In connection with the acquisition, we issued 1,369,697 shares of common stock, valued at $0.16 per share for an aggregate of $219,151, together with $63,500 in cash to the seller, Fernando Praca. Contemporaneous with the closing of the transaction, Mr. Praca joined our Board of Directors. The value of the shares issued was determined based on the average market price of our common shares over the five-day period before and after the acquisition date of September 8, 2004. Additionally, in connection with the acquisition, Mr. Praca retained an accounts receivable in the amount of approximately $106,000 which was applied to the purchase price. The purchase price exceeded the fair value of net assets acquired by $395,062. For accounting purposes, we applied $150,000 of the excess to customer lists based on the present value of future cash flows of pending sales orders, which was being amortized over a 36 month period and $15,000 to the fair market value of property and equipment acquired. The remaining excess of $293,562 has been applied to goodwill.

COMPETITION

         We potentially face competition from a variety of sources. Each of our subsidiaries faces competition from other companies sharing their market niche. Our computer equipment and accessories division faces competition from similar computer equipment distributors such as Shanghai Zhong Fang Electron System Co., Ltd., Shanghai Da Tong Printer and Computer Company in China and several companies that service the Latin America markets including internationally recognized companies such as IBM, Acer, Dell, Hewlett Packard and Compaq. Additionally, the Company competes with internationally recognized systems integrators such as IBM, EDS and Unisys. Our consulting services division faces competition from a variety of U.S. and international firms as well as niche companies specializing in the Chinese and Latin American marketplaces. Almost all of the companies with which we and our subsidiaries compete are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than our company now has, or will have in the foreseeable future. There is not a significant barrier to entry in either segment of our operations. In addition to competing with other computer and electronics equipment companies, we may also compete with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC and Latin American markets. If U.S. companies do gain access to the PRC and Latin American markets, these companies may be able to offer products at a lower price than we can. There can be no assurance that we will remain competitive should this occur. With China's recent entrance into the WTO, it is also likely that other competitors will emerge in the near future. There is no assurance that we will compete successfully with other competing companies.

GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA AND BRAZIL

CHINA

         The most significant portion of our operations are conducted from facilities that are located in the People's Republic of China. Accordingly, our operations must conform to the governmental regulations and rules of the People's Republic of China.

         PRC LEGAL SYSTEM

         Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite development of its legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our business operations or prospects.

         ECONOMIC REFORM ISSUES

         Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods.

         Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the RMB, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

         To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

         In February 2004 according to THE WASHINGTON Post, China's government plans to sell shares in state companies worth $380 billion on domestic stock markets to raise money for a national pension system and improve the management of firms. China has also announced plans to sell shares in the biggest state-owned bank, the Industrial & Commercial Bank of China, in 2006. Taken together, the two reports underscore China's continued implementation of its economic reforms.

         CHINA'S ACCESSION INTO THE WTO

         On November 11, 2001, China signed an agreement to become a member of the World Trade Organization (WTO), the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms, and open various service sectors to foreign competition. China's accession to the WTO may favorably affect our business in that reduced market barriers and a more transparent investment environment will facilitate increased investment opportunities in China, while tariff rate reductions and other enhancements will enable us to develop better investment strategies for our clients. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights.

         FOREIGN CURRENCY EXCHANGE ISSUES

         We generate revenue and incur expenses and liabilities in both Chinese RMB and U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Chinese RMB depends to a large extent on the PRC's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. However, given recent economic instability and currency fluctuations, we can offer no assurance that the Chinese RMB will continue to remain stable against the U.S. dollar or any other foreign currency.

         Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese RMB into foreign currency for current account items, conversion of Chinese RMB into foreign exchange for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People's Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that Chinese regulatory authorities will not impose greater restrictions on the convertibility of the Chinese RMB in the future. Because a significant amount of our revenues are in the form of Chinese RMB, any future restrictions on currency exchanges will limit our ability to utilize revenue generated in Chinese RMB to fund our business activities outside the PRC.

BRAZIL

         With our recent acquisition of a controlling interest in Extrema, we now also have operations in Brazil. The Brazilian government has historically exercised significant influence over the Brazilian economy, with frequent and, occasionally, drastic intervention. It has often changed monetary, credit, tariff and other policies to influence the course of Brazil's economy. For example, Brazil has historically experienced extremely high rates of inflation. Historically, inflation, as well as certain governmental measures to combat inflation, has significantly and negatively affected the Brazilian economy and has distorted our financial results both positively and negatively. The Brazilian government's actions to control inflation and implement other policies have often involved wage and price controls, as well as other interventionist measures, such as assuming management of large Brazilian banks, freezing bank accounts and imposing capital controls. Current and future governmental policies, to prevent or to respond to inflation, devaluation, social instability and other political, economic or diplomatic developments involving tariffs, exchange controls, regulations and taxation may have a material adverse effect on our business and financial condition.

         The Conselho Monetario Nacional, which we also refer to as the CMN, the National Monetary Council, which is chaired by the Minister of Finance, is responsible for establishing Brazilian credit policies, and the Central Bank of Brazil is responsible for implementing these policies. In the past, the Central Bank of Brazil was not regarded as an independent government agency because the principal guidelines of Brazil's monetary policy were determined by the Brazilian government, which exerted a direct influence on the business operations of the banking industry in Brazil. However, during 2003, the government granted the Central Bank of Brazil autonomy in its decision-making. During 2003, the Central Bank of Brazil maintained high interest rates, which have indirectly reduced domestic consumption and imports.

INTELLECTUAL PROPERTY

         To protect our proprietary rights, we rely generally on trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. We can give no assurance that our agreements with employees, consultants and others who participate in our business activities will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

EMPLOYEES

         We have approximately 114 full-time and part-time employees. Genesis and its US subsidiaries have nine full-time and part-time employees. Chorry has 85 full-time and part-time employees. Extrema has seven full-time and part-time employees. No employee of Genesis is covered by a collective bargaining agreement nor is represented by a labor union. Genesis considers its employee relations to be good.

RISK FACTORS

         You should be aware that there are various risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. You should consider carefully these risk factors, together with all of the other information included in this annual report. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose all of your investment in our company.

WE HAVE A HISTORY OF LOSSES, A SUBSTANTIAL ACCUMULATED DEFICIT AND WE CANNOT ASSURE YOU THAT WE WILL OBTAIN PROFITABILITY IN THE FUTURE. AS A RESULT, YOU COULD LOSE YOUR ENTIRE INVESTMENT IN OUR COMPANY.

         For the fiscal years ended September 30, 2004 and 2003, we had net consolidated revenues of $23,387,222 and $23,596,878, respectively, and net losses of $1,591,002 and $3,089,370, respectively. In addition, at September 30, 2004, we had an accumulated deficit of $15,662,992. Our operating results for future periods will include significant expenses, including product development expenses, sales and marketing costs, programming and administrative expenses, and will be subject to numerous uncertainties including but not limited to the risks of doing business in China as described elsewhere in this prospectus. As a result, we are unable to predict whether we will achieve profitability in the future. While we recently raised additional working capital as described elsewhere in this report, our failure to achieve profitable operations in future periods will adversely effect our working capital which would in turn limit our ability to grow our company and increase revenues. In this event, you could lose all of your investment in our company.

WE ARE MATERIALLY RELIANT ON REVENUES FROM OUR OPERATIONS IN THE PRC. THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH DOING BUSINESS IN THE PRC WHICH MAY CAUSE YOU TO LOSE YOUR ENTIRE INVESTMENT IN OUR COMPANY.

         Currently, approximately 98% of our consolidated revenues are derived from sale of computer equipment and accessories to customers in the Peoples Republic of China (PRC). While our goal is to both expand our operations to countries outside the PRC and diversify our sources of revenues, our business model remains centered on exploiting the ongoing economic reforms taking place in China. In the foreseeable future, our growth and success will remain tied to our existing operations in the PRC as well as expanding our business to incorporate additional sources of revenues which may be derived from our experience in operating in the PRC. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on our financial condition which could result in a significant loss of revenues and liquidity in future periods.

WE CANNOT ASSURE YOU THAT THE CURRENT CHINESE POLICIES OF ECONOMIC REFORM WILL CONTINUE. BECAUSE OF THIS UNCERTAINTY, THERE ARE SIGNIFICANT ECONOMIC RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA.

         Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

         * the Chinese government will continue its pursuit of economic reform policies;
         *  the economic policies, even if pursued, will be successful;
         * economic policies will not be significantly altered from time to time; and
         * business operations in China will not become subject to the risk of nationalization.

EVEN IF THE CHINESE GOVERNMENT CONTINUES ITS POLICIES OF ECONOMIC REFORM, WE MAY BE UNABLE TO TAKE ADVANTAGE OF THESE OPPORTUNITIES IN A FASHION THAT WILL PROVIDE FINANCIAL BENEFIT TO OUR COMPANY. OUR INABILITY TO SUSTAIN OUR OPERATIONS IN CHINA AT CURRENT LEVELS COULD RESULT IN A SIGNIFICANT REDUCTION IN OUR REVENUES WHICH WOULD RESULT IN ESCALATING LOSSES AND LIQUIDITY CONCERNS

         China's economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that such growth will not continue to decrease or that any slow down will not have a negative effect on our business. The Chinese economy is also experiencing deflation which may continue in the future. We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Given our material reliance on our operations in the PRC, any failure on part to continue to take advance of the growth in the Chinese economy will have a materially adverse effect on our results of operations and liquidity in future periods.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE CONVERSION OF CHINESE RMB INTO U.S. DOLLARS.

         We generate revenue and incur expenses and liabilities in both Chinese renminbi (RMB) and U.S. dollars. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. Our results of operations and financial condition may be affected by changes in the value of Chinese RMB and other currencies in which are earnings and obligations are denominated.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS.

         Historically, our operations have been financed primarily through the issuance of debt and equity. Capital is typically needed not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses. Capital is also necessary to fund our ongoing operations. Our future capital requirements, however, depend on a number of factors, including our ability to grow our revenues, manage our business and control our expenses. While we recently raised additional working capital as described elsewhere in this prospectus which provides us sufficient working capital for the present, in the future we may need to raise additional capital to fund our ongoing operations. We cannot assure you that if we need additional working capital in the future that we will be able to raise it on terms acceptable to us, if at all. If we do not raise funds as needed, our ability to continue our business and operations is in jeopardy.

ADDITIONAL CAPITAL RAISING EFFORTS IN FUTURE PERIODS MAY BE DILUTIVE TO OUR THEN CURRENT SHAREHOLDERS OR RESULT IN INCREASED INTEREST EXPENSE IN FUTURE PERIODS.

         In our future capital raising efforts we may seek to raise additional capital through the sale of equity and debt securities or a combination thereof. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

WE ARE DEPENDENT ON CRITICAL SUPPLIERS FOR PRODUCT SALES, WHICH PRODUCE THE BULK OF OUR REVENUES. A DECREASE IN TECHNOLOGY SPENDING COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

         Our largest subsidiary, Chorry, is dependent upon the ability of network hardware manufacturers, such as Epson, Canon and Samsung to provide them with product for resale on a regular and recurring basis. If the supply of product were to be interrupted for a significant amount of time, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the market for technology products and services has been growing at a steady pace in China. There can be no assurance that this trend will continue. A decrease in the demand for these products could have a material adverse effect on our business, financial condition and results of operations.

OUR DETERMINATION NOT TO BECOME AN INVESTMENT COMPANY COULD LIMIT OUR ABILITY TO ACCEPT EQUITY POSITIONS IN OUR CLIENT COMPANIES OR TO ACCEPT EQUITY FROM OUR CLIENT COMPANIES AS COMPENSATION FOR OUR SERVICES.

         The Investment Company Act of 1940 restricts the operations of companies that are deemed to be "investment companies." On a limited basis we have from time to time accepted equity in one of our client companies as compensation for our services. In addition, under existing contracts with client companies we are entitled to receive equity in a joint venture entered into by one of our client companies. We do not, however, intend to become an investment company and thereby be subject to the Investment Company Act of 1940. Because of this, in the future our abilities to accept engagements from clients who wish to compensate us for our services in equity may be limited. In addition, at such time, if ever, that one of our client companies establishes the type of joint venture which would result in our company being issued equity in that venture, our ability to accept such an interest may be limited or we may be required to structure the transaction in such a fashion that it does not fall within the definition of an "investment" which could limit our future financial benefits. We do not believe these restrictions will materially adversely effect our results of operations in the near future. If, however, we should inadvertently become subject to the Investment Company Act of 1940 and if we should fail to comply with the requirements of that act, we would be prohibited from engaging in business or selling our securities, and could be subject to civil and criminal actions for doing so. Any failure to comply with the Investment Company Act would therefore seriously harm our business.

THE VALUE OF THE EQUITY SECURITIES WE OCCASIONALLY ACCEPT AS COMPENSATION ARE SUBJECT TO ADJUSTMENT WHICH COULD RESULT IN LOSSES TO US IN FUTURE PERIODS.

         From time to time we accept equity securities of one of our client companies as compensation for our services. These securities are reflected on our balance sheet as either "marketable equity securities" or "marketable equity securities - restricted." We evaluate quarterly the carrying value of each investment for a possible increase or decrease in value. Because we do not want to be considered an investment company, it is to our benefit to keep the carrying values of these securities as low as possible. This review may result in an adjustment to their carrying value which could adversely affect our operating results for the corresponding quarters in that we might be required to reduce our carrying value of the investments. In addition, if we are unable to liquidate these securities, we will be required to write off the investments which would adversely affect our financial position.

THE EXERCISE OF OPTIONS AND WARRANTS AND THE CONVERSION OF SHARES OF OUR SERIES A 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING SHAREHOLDERS.

         As of September 30, 2004 we had outstanding options and warrants to purchase a total of 10,699,976 shares of our common stock with a weighted average exercise price of $0.145 per share. In addition, as of the date of this annual report, we had 97,500 shares of Series A 6% Cumulative Convertible Preferred Stock which is convertible into 4,202,586 shares of our common stock issued and outstanding. The conversion of the Series A 6% Cumulative Convertible Preferred Stock and the exercise of outstanding options and warrants may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing shareholders.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR SHAREHOLDERS.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti- takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporation Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders.

         In addition, our articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 97,500 shares of Series A 6% Cumulative Convertible Preferred Stock are issued and outstanding as of the of this annual report. Our board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended September 30, 2004. We will be required to evaluate our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended September 30, 2005.

         While we expect to expend significant resources over the next few months in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

         In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

         In addition to the above, in the event that our independent auditors are unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are able to unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or adverse audit opinion on those financial statements and investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

OUR FINANCIAL RESULTS PRESENTED HEREIN ARE EXPRESSED IN DOLLARS AND CAN BE SIGNIFICANTLY AFFECTED BY THE RELATIVE RATES OF CURRENCY DEVALUATION AND INFLATION.

         We generate revenue and incur expenses and liabilities in Chinese RMB, U.S. dollars and Brazilian real (BRL). As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. Primarily, however, as a result of inflationary pressures, the Brazilian currency has been devalued repeatedly during the last four decades. Throughout this period, the Brazilian government has implemented various economic plans and utilized a number of exchange rate policies, including sudden devaluations, periodic mini-devaluations (with the frequency of adjustments ranging from daily to monthly), floating exchange rate systems, exchange controls and dual exchange rate markets. Although, over long periods of time, devaluations of the Brazilian currency generally have correlated with the rate of inflation in Brazil, such governmental actions over shorter periods have resulted in significant fluctuations in the exchange rate between the Brazilian currency and the Dollar. These government policies could adversely affect our results of operations in future periods.

ITEM 2.  DESCRIPTION OF PROPERTIES

         We lease approximately 2,496 sq. feet of office space in Boca Raton, Florida, under a three year lease. Such lease commenced January 1, 2003 with monthly rental payments of $3,328 for year one and $3,536 and $3,744 per month for years two and three, respectively. In addition, we pay prorated amount of the building's operating expenses equal to approximately $1,830 per month.

         Our subsidiary, Chorry leases 18,800 square feet of office, retailing and warehouse space in Shanghai, China under a one-year operating lease with monthly rental payment of $6,876. Yastock leases 2,200 square feet of office space in Shanghai, China under a one-year operating lease with monthly rental payments of $500. The company opened a Beijing office in 2003 without extra expenses to the Company.

         Currently, Extrema occupies a 4,800 square feet office/warehouse condominium located in Miami, Florida. On December 17, 2004, Extrema entered into a real estate agreement with Grupo Akkar LLC ("Seller"), whereby Extrema may purchase this 4,800 square foot office/warehouse condominium for $790,000 on or before June 17, 2005. We are a party to this agreement as a guarantor. The property is currently being used by Extrema for their office and warehouse space. In connection with this agreement, Extrema paid an initial earnest deposit of $15,000. Extrema is required to pay an additional $5,000 per month in earnest deposit to the seller. The earnest money is non-refundable. At the time of closing, which is conditional upon Extrema securing funding, closing, Extrema shall pay to the seller an amount equal to the purchase price, minus the sum of the earnest deposit, plus of minus closing costs. In the event that Extrema does not close, Extrema will forfeit all earnest deposits and may need to vacate premises.

         All of the foregoing facilities are in good condition and are adequate for currently anticipated needs. We believe that in the event that the leases with respect to any of the aforementioned facilities should not be renewed, alternative space will be available at comparable rates.


ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER'S PURCHASE OF EQUITY SECURITIES

         Our common stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "GTEC". The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. As of September 30, 2004, we had approximately 2,500 stockholders of record.

                                              High          Low
Fiscal 2002
Quarter ended December 31, 2001            $    0.19     $    0.04
Quarter ended March 31, 2002               $    0.56     $    0.27
Quarter ended June 30, 2002                $    0.34     $    0.15
Quarter ended September 30, 2002           $    0.19     $    0.08

Fiscal 2003
Quarter ended December 31, 2002            $    0.19     $    0.07
Quarter ended March 31, 2003               $    0.25     $    0.08
Quarter ended June 30, 2003                $    0.17     $    0.08
Quarter ended September 30, 2003           $    0.17     $    0.12

Fiscal 2004
Quarter ended December 31, 2003            $    0.52     $    0.13
Quarter ended March 31, 2004               $    0.43     $    0.24
Quarter ended June 30, 2004                $    0.25     $    0.12
Quarter ended September 30, 2004           $    0.18     $    0.10

Fiscal 2005
Quarter ended December 31, 2004            $    0.17     $    0.10

On January 12, 2005, the closing bid price of our common stock was $0.10.

SPECIAL CONSIDERATIONS RELATED TO PENNY STOCK RULES

         Shares of our common stock may be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document which contains the following:

         * a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

         * a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to these duties or other requirements of securities laws;

         * a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

         * a toll-free telephone number for inquiries on disciplinary actions;

         * definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

         * other information as the SEC may require by rule or regulation.

         Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

         * the bid and offer quotations for the penny stock;

         * the compensation of the broker-dealer and its salesperson in the transaction;

         * the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

         * monthly account statements showing the market value of each penny stock held in the customer's account.

         In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock may be subject to the penny stock rules.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan, our 2003 Stock Option, our 2004 Stock Plan and any compensation plans not previously approved by our stockholders as of September 30, 2004.

                                    Number of                 Weighted               Number of
                                    securities to be          average                securities remaining
                                    issued upon               exercise               available for future
                                    exercise of               price of               issuance under equity
                                    of outstanding            outstanding            compensation plans
                                    options, warrants         options,               (excluding securities
                                    and rights                warrants               reflected in column (a))
                                                              and rights
PLAN CATEGORY
2002 Stock Option Plan and
2003 Stock Option Plan                   7,797,000              $0.186                 none

2004 Stock Option Plan                  10,000,000              $0.145                 4,358,092

Equity compensation plans
not approved by stockholders            none                    none                   none

RECENT SALES OF UNREGISTERED SECURITIES

         In October 2004 in connection with the execution of an employment agreement with Dr. Li Shaoqing, we issued Mr. Shaoqing 1,000,000 shares of our common stock. These securities were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. See Item 10. Executive Compensation - Employment Agreements.

         In November 2004 in connection with employment agreement, we issued Gary Wolfson and Ken Clinton, officers and directors of our company, each 3,125,000 shares of our common stock representing an aggregate value of $718,750. These securities were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. See Item 10. Executive Compensation - Employment Agreements.

         In December 2004 in connection with the Separation and Severance Agreement with Dr. James Wang, we issued Dr. Wang 562,500 shares of our common stock. These securities were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. See Item 10. Executive Compensation - Separation and Severance Agreement.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

OVERVIEW

         We are an international company with operations in the United States, the People's Republic of China and Brazil. Our computer equipment and accessories division represented approximately 98% and 98% of our consolidated revenues for the fiscal years ended September 30, 2004 and 2003, respectively. Our consulting services division represented approximately 2% and 2% our consolidated revenues for the fiscal years ended September 30, 2004 and 2003, respectively.

         Our computer equipment and accessories division is an established business which can grow internally without significant additional capital. In order to diversify our operations out of the China market and to create synergies, effective September 9, 2004, we acquired controlling interest in Extrema LLC, a Miami-based computer hardware wholesaler with a 22-year history. Extrema markets equipment between North and Brazil, and we will source and add new products from China to expand Extrema's inventory and sales opportunities. We now own 60% of Extrema and founding management retains 40%.

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

         The fee-based structure of our consulting services division is such that if our client company is successful in its particular venture, we can earn additional fees. These fees could range from a flat cash fee, to a fee which includes a combination of equity in our client and a success fee payable upon the completion of transactions such as acquisitions, formations of joint ventures, or licensing or selling technologies in China, to a solely performance based fee upon the completion of the project. As described elsewhere in this annual report, we do not intent to operate as an investment company or become subject to the Investment Company Act of 1940. However, in order to materially grow our business we will need to raise additional working capital. Capital will typically be needed not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses. As described elsewhere in this annual report, there are no assurances we will be able to raise additional capital. If we are unable to secure additional capital as need, this inability will in all likelihood hamper or restrict our ability to acquire and integrate additional companies and to otherwise increase our revenues in future periods.

         In addition to overseeing the operation of our subsidiaries, we have been growing our cross-pacific business development/consulting business. Management believes that China's entrance into the WTO offers a unique opportunity for Genesis to secure itself a position as a leader in the growing market for cross-pacific products, technology, capital, and property exchange. To that end, we market our self to other U.S. firms interested in Chinese partnerships for manufacturing and distribution of a variety of products in China, with a strong focus on the Life and Health Science arena

         We have had about 25 clients under contract since August 2002. Company management has met with over 400 firms that have shown significant interest in introducing their products or services to China or the U.S. We are assisting these clients in penetrating the Chinese market for the purposes of product and solutions sales, distribution, manufacturing, and/or research and development.

         FOREIGN EXCHANGE CONSIDERATIONS

         Because revenues from our operations in the PRC accounted for approximately 98% and 98% of our consolidated net revenues for the fiscal year ended September 30, 2004 and 2003, respectively, how we report net revenues from our PRC-based companies is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the respective balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

         The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. We acquired a controlling interest in Extrema on September 9, 2004. The functional currency of Extrema is the Brazilian real, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at each of September 30, 2004 and 2003 was not material.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2004 COMPARED THE YEAR ENDED SEPTEMBER 30, 2003

CONSOLIDATED RESULTS:

         The following discussion relates to our consolidated results of operations. Further discussion and analysis of operating results follows and is discussed by segment.

REVENUES

         For the year ended September 30, 2004, we had consolidated revenues of $23,387,222 as compared to $23,596,878 for the year ended September 30, 2003. This decrease resulted from decreased revenues from our computer hardware and accessories segment offset by increases in revenues from our business development services segment and is discussed by segment below. With the acquisition of Extrema on September 9, 2004, we expect our revenues to increase in fiscal 2005.

COST OF SALES

         For the year ended September 30, 2004, cost of sales directly related to our computer equipment and accessories segment and amounted to $22,394,134 as compared to $22,770,207 for the year ended September 30, 2003. This decrease resulted substantially from decreased revenues from our computer segment and is outlined below.

OPERATING EXPENSES

         For the year ended September 30, 2004, operating expenses which include consulting fees, rent, salaries and non-cash compensation, depreciation expense and other selling, general and administrative, were $2,749,584 as compared to $2,310,938 for the year ended September 30, 2003. As discussed below, increases in operating expenses was attributable to the recording of non-cash compensation in connection with the granting of stock options to officers and employees and the amortization of deferred compensation, an increase in bad debt expense due to the write off of uncollectible accounts receivable and the write off of subscriptions receivable. In fiscal 2004, travel related expenses increased and related to increased travel to China and increased marketing costs associated with our Chinese round table events, and increased administrative and office expenses due to increased operations. Additionally, professional fee expenses increased attributable to legal and accounting expenses incurred in connection with the filing of our registration statement of Form SB-2, legal fees and due diligent fees incurred for the acquisition of Extrema, and legal fees associated with certain collection of fees from former clients and consultants. In fiscal 2005, we expect non-cash compensation to increase due to the issuance of 7,250,000 restricted common shares to executives in October and November 2004, which have been valued at the fair market value on the dates of grant of $.115 to $.17 per share or $888,750 based on the trading price of common shares and which will be amortized over the service period. Additionally, at September 30, 2004, we have deferred compensation of $273,438 which will be amortized into expense during fiscal 2005. In connection with the acquisition of Extrema, we expect operating expenses to increase by approximately $125,000 per quarter.

LOSS FROM SALE/DISPOSAL OF MARKETABLE SECURITIES

         For the year ended September 30, 2004, we recorded a loss from the sale/disposal of marketable securities of $18,355 as compared to $1,563,525 for the year ended September 30, 2003. In fiscal 2003, we wrote off the value of our common stock holdings in NetDigest.com, Inc. of $1,325,872 due the impairment in the value of these common shares which are currently deemed to have little or no value. Additionally, we wrote off an investment on our Yastock subsidiary of $191,052 due to the impairment in the value of this investment which are currently deemed to have little or no value due to lack of market for the sale of this investment.

SETTLEMENT INCOME

         On December 31, 2003, we settled our litigation against Hy-Tech Technology Group, Inc. The Settlement Agreement resulted in us accepting 3,750,000 common shares of Hy-Tech Technology Group, Inc. In connection with the settlement, we recorded settlement income of $196,650 based on the fair market value of 3,450,000 net shares that we received. Elite provided public relations services to us and to Hy-Tech Technology Group which were valued at $17,100 and as payment for those fees we transferred 300,000 shares of the Hy-Tech Technology Group shares received by us in the settlement to Elite.

INTEREST EXPENSE

         Interest expense was $9,175 for the year ended September 30, 2004 as compared to $35,706 for the year ended September 30, 2003, a decrease of $26,531.

DISCONTINUED OPERATIONS

         For the year ended September 30, 2003 we had a loss from discontinued operations of $(3,890) related to the discontinuation of our Propamedia subsidiary. We did not have any similar expenses in fiscal 2004.

BENEFICIAL CONVERSION FEATURE - PREFERRED STOCK

         During the year ended September 30, 2004, we recorded a preferred stock dividend of $500,000 related to the beneficial conversion feature of our Series A 6% Cumulative Convertible Preferred Stock. This was attributable to the fact that on the date of issuance of the Series A 6% Cumulative Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. We did not have any similar expenses in fiscal 2003.

OVERALL

         We reported a net loss for the year ended September 30, 2004 of $(1,591,002) compared to a net loss for the year ended September 30, 2003 of $(3,089,370). This translates to an overall per-share loss of ($.05) for the year ended September 30, 2004 compared to per-share loss of ($.09) for the year ended September 30, 2003. During the year ended September 30, 2004, we recorded a preferred stock dividend of $500,000 related to the beneficial conversion feature of our Series A 6% Cumulative Convertible Preferred Stock. After deducting the preferred stock dividend, we had an overall per-share loss available to shareholders of ($.05) for the year ended September 30, 2004 compared to per-share loss of ($.09) for year ended September 30, 2003.

RESULTS OF OPERATIONS BY SEGMENT:

COMPUTER EQUIPMENT AND ACCESSORIES SEGMENT

         Revenues for the year ended September 30, 2004 were $22,942,763 as compared to $23,197,829 for the year ended September 30, 2002, a decrease of $255,066 or 1% and was substantially attributable to our subsidiary Chorry. Included in our revenue for the year ended September 30, 2004 are revenues amounting to $154,255 from our newly acquired subsidiary, Extrema, for the period from September 9, 2004 (acquisition date) to September 30, 2004. This revenue was generated from sales of computers, printers, copiers, network equipment and software licensing fees. The decrease in sales mainly resulted from a decrease in demand from the market, as the Chinese government required all companies by July 1, 2003 to issue all transaction receipts and invoices by using a printer and a computer in order to smooth its tax collections offset by revenues from our newly acquired subsidiary, Extrema.

         Cost of sales for Chorry and Extrema for the year ended September 30, 2004 amounted to $22,394,134 or 97.6% of net sales as compared to $22,770,207 or 98.2% of net sales for the year ended September 30, 2003, a decrease of .60%. This translates in a gross profit margin of 2.4% and 1.8% for the years ended September 30, 2004, respectively. The increase in our gross profit margins is attributable to the fact that we realized as better gross profit margin from revenues generated by Extrema (approximately 8% gross margin) compared to revenues generated by Chorry (approximately 2% gross margin). We expect to continue to experience low gross profit margins on our products sales.

         For the year ended September 30, 2004, we incurred operating expenses of $538,777 compared to $412,004 for the year ended September 30, 2003 and consisted of the following:

                                                2004            2003

Salaries                                     $ 164,466       $  75,704
Rent                                           159,188         144,968
Other selling, general and administrative      215,123         191,332
                                             ---------       ---------

         Total operating expenses            $ 538,777       $ 412,004
                                             =========       =========

         In fiscal 2004, we incurred additional rent due to our growing need for warehouse space. Additionally, during the year ended September 30, 2004, we incurred increased salary expenses due to increases in our workforce and the acquisition of Extrema which incurred salary expense of $19,488 for the period from September 9, 2004 (acquisition date) to September 30, 2004. Other selling, general and administrative expenses incurred by our Chinese subsidiary remained constant and we incurred additional expenses due to the operations of Extrema, our recent acquisition.

CONSULTING SERVICES SEGMENT

         Revenue for the year ended September 30, 2004 was $444,459 as compared to $399,049 for the year ended September 30, 2003, an increase of $45,410 or 11.4%. This revenue was generated from business development services and was attributable to increased fees charged to new clients. We expect our revenues to remain stable during 2005.

         For the year ended September 30, 2004, we incurred operating expenses of $2,204,985 as compared to $1,898,934 for the year ended September 30, 2003, an increase of $306,051 or 16.2%. For the year ended September 30, 2004, operating expenses consisted of rent of $80,059, consulting fees of $148,586, salaries and non-cash compensation of $1,246,281 and other selling, general and administrative expenses of $730,059. For the year ended September 30, 2003, operating expenses consisted of rent of $69,018, consulting fees of $652,566, salaries and non-cash compensation of $728,250 and other selling, general and administrative expenses of $434,712.

         The increase in operating expenses was primarily attributable to the following:

         * During fiscal 2002, we relocated our administrative offices into larger leased space with the first months rent occurring in January 2003. Accordingly, our rent expense increased in fiscal 2004 compared to fiscal 2003.

         * Our consulting expense decreased to $148,586 in fiscal 2004 from $652,566 in fiscal 2003. The decrease was due to decreased non-cash consulting expenses recorded in fiscal 2003 in connection with the grant of stock options to consultants for services rendered. In fiscal 2004, non-cash consulting expense amounted to $0 as compared to approximately $605,722 in fiscal 2003. Additionally, in fiscal 2004, we transferred to consultants 165,000 common shares received by a client for work performed and accordingly recorded consulting expense of $107,750 related to the transfer of these shares.

         * Salaries and non-cash compensation expense increased to $1,246,281 for fiscal 2004 from $728,250 for fiscal 2003. The increase in salaries and non-cash compensation expense was attributable to the recording of non-cash compensation in connection with the granting of stock options to officers and employees and the amortization of deferred compensation. In fiscal 2003, we increased our marketing and administrative staff by two persons.

         * Other selling, general and administrative expenses increased to $793,559 for fiscal 2004 from $434,712 for fiscal 2003, an increase of $358,847 or 82.5%. The increase was attributable to an increase in bad debt expense to $77,320 for the year ended September 30, 2004 from $17,000 for the year ended September 30, 2003, an increase of $60,320, due to the write off of uncollectible accounts receivable and the write off of subscriptions receivable of $47,300. In fiscal 2004, travel related expenses increased by $57,784 or 105% to $113,096 for the year ended September 30, 2004 as compared to $55,312 and related to increased travel to China and increased marketing costs associated with our Chinese round table events, and increased administrative and office expenses due to increased operations. Additionally, professional fee expenses increased to $205,384 for the year ended September 30, 2004 as compared to $141,008 for the year ended September 30, 2003, an increase of $127,876 or 91%. This increase was attributable to legal and accounting expenses incurred in connection with the filing of our registration statement of Form SB-2, legal fees and due diligence fees incurred for the acquisition of Extrema, and legal fees associated with certain collection of fees from former clients and consultants.

         For the year ended September 30, 2004, we incurred interest expense of $8,800 as compared to $30,018 for the year ended September 30, 2003. In fiscal 2003, in connection with a default provision on a satisfied note payable, the Company recorded a beneficial conversion feature of $20,000, which was recorded as interest expense

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, we had a cash balance of $1,678,739 and working capital of $1,472,111. Subsequent to September 30, 2004, we used cash funds of approximately $550,000 for the purchase of inventory for our Extrema subsidiary. As of September 30, 2004, our cash position by geographic area is as follows:

         Cash
         ----
         United States          $ 1,431,794
         China                      246,945
                                -----------
         Total                  $ 1,678,739
                                ===========

         On January 16, 2004, we consummated a securities purchase agreement under which we agreed to issue $2,000,000 stated value of our newly created Series A 6% Cumulative Convertible Preferred Stock to several institutional investors. The stated value of the Series A 6% Cumulative Convertible Preferred Stock is $10.00 per share. Through September 30, 2004, we had sold 200,000 Series A 6% Cumulative Preferred shares for net proceeds of $1,902,475. We intend on using these proceeds for working capital purposes and to seek acquisition candidates. We do not intend to sell any more Series A shares.

         Net cash used in operations was $(940,600) for the year ended September 30, 2004, as compared to net cash used in continuing operations of $(680,230) for the year ended September 30, 2003. For the year ended September 30, 2004 we used cash to fund our net loss of $1,591,002 and recorded a non-cash settlement income of $196,650 offset by non-cash items such as stock-based compensation of $711,686, depreciation and amortization expense of $42,477, a write off of subscription receivable of $43,700, and a loss on sale of marketable securities of $18,355 as well as changes in assets and liabilities of $49,291. For the year ended September 30, 2003, we used cash to fund our net loss of $3,085,480 and recorded non-cash revenue from the receipt of marketable securities for services rendered of $254,000 offset by non-cash items such as stock-based compensation of $920,575, depreciation and amortization expense of $21,783, a write off of subscriptions receivable of $26,899, the recording of beneficial conversion interest of $20,000, and a loss on sale/impairment of marketable securities of $1,563,525 as well as changes in assets and liabilities of $87,486.

         Net cash provided by investing activities for the year ended September 30, 2004 was $73,731 as compared to net cash provided by investing activities for the year ended September 30, 2003 of $26,503. For year ended September 30, 2004, we received $233,551 from the sale of marketable securities offset by cash used for the purchase of marketable securities of $(48,000), capital expenditures of $(71,319), and net cash used for the acquisition of Extrema of $(40,501). For the year ended September 30, 2003, we received cash from the sale of marketable securities of $44,650 offset by cash used for capital expenditures of $(12,279) and the purchase of marketable securities of $5,868.

         Net cash provided by financing activities was $2,361,233 for the year ended September 30, 2004 as compared to $780,069 for the year ended September 30, 2003. For the year ended September 30, 2004, net cash provided by financing activities related primarily to proceeds from the exercise of stock options and related party loans of $355,324 and $106,080, respectively, proceeds from the sale of preferred stock of $1,902,475, and proceeds from notes payable of $97,500 offset by loan repayments to related parties of $100,000. For the year ended September 30, 2003, net cash provided by financing activities related to proceeds from related party loans of $359,980 and proceeds from the exercise of stock options of $420,089.

         We currently have no material commitments for capital expenditures except that on December 17, 2004, our subsidiary, Extrema, entered into a real estate agreement. See Item 2. Properties appearing earlier in this annual report. We are currently seeking funding for this transaction. However, as of the date of this annual report, no financing has been secured.

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

         Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2004. All marketable securities are classified as available for sale at September 30, 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

         In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

         See "Index to Financial Statements" commencing on page F-1 for the financial statements included in this Form 10-KSB.

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

ITEM 8B. OTHER INFORMATION

         Effective September 9, 2004, we acquired controlling interest in Extrema LLC, a Miami-based computer hardware wholesaler with a 22-year history. We now own 60% of Extrema and founding management retains 40%. We accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. In connection with the acquisition, we issued 1,369,697 shares of common stock to the seller, Fernando Praca, and paid $63,500 in cash. The value of the 1,369,697 common shares issued of $.16 per share or $219,151 was determined based on the average market price of our common shares over the five-day period before and after the acquisition date of September 8, 2004. Additionally, in connection with the acquisition, the seller retained an accounts receivable in the amount of approximately $106,000 which was applied to the purchase price. The purchase price exceeded the fair value of net assets acquired by $395,062. We applied $150,000 of the excess to customer lists based on the present value of future cash flows of pending sales orders, which was being amortized over a 36 month period and $15,000 to the fair market value of property and equipment acquired. The remaining excess of $293,562 has been applied to goodwill.

         Additionally, effective September 8, 2004, Mr., Fernando Praca was elected to our Board of Directors. Please see Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act for biographical information on Mr. Praca.

                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table includes the names, positions held and ages of our executive officers and directors.

 NAME                             AGE                 POSITION
 -----------------------          ---                 -----------------------
 Gary Wolfson                     56                  CEO and Director
 Adam Wasserman                   40                  Chief Financial Officer
 Kenneth Clinton                  34                  COO and Director
 Fernando Praca                   46                  Director
 Dr. Li Shaoqing                  41                  Director
 Robert Zhuang                    46                  Director
 Professor Shan Tingting          54                  Director

         GARY WOLFSON. Mr. Wolfson was appointed Chief Executive Officer in August, 2002. From 1992 until joining our company, Mr. Wolfson was President and a director of Pacific Rim Consultants, a private Sino-American liaison consulting firm. In this capacity, he served as Director of China Operations for four U.S. companies, including Walt Disney Memorial Cancer Institutes (1997 to
1998), CMI Power/Kansas City Power & Light (1993 to1995), Nanjing Valley/Atlantic Gulf Communities (1995 to1997) and Shanghai Travel & Business Bureau (1994 to 1999). In addition, he served as Director of U.S. Operations for three Chinese companies, including Motorola China (1994 to 1996), China Academy of Sciences (1995 to 1998) and World Trade Center - Jiangsu Province (1995 to
1997). Mr. Wolfson is a member of the Board of Directors of Ayiko Europe, Munich, Germany. From 1971 to 1991 Mr. Wolfson was an owner of a thoroughbred horse breeding and racing enterprise.

         ADAM C. WASSERMAN. Mr. Wasserman has served as our Chief Financial Officer since October, 2001. Mr. Wasserman devotes approximately 20% of his time to our company. As our business grows, we will either seek to increase the amount of time Mr. Wasserman devotes to our company or hire a full-time chief financial officer. Since November 1999 Mr. Wasserman has been CEO of CFO Oncall, Inc., Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, auditing, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has also served as the Chief Financial Officer of Explorations Group Inc. since January 2002 and the Chief Financial Officer of Colmena Corp. since May 2003. From June 1991 to November 1999 he was Senior Audit Manager, American Express Tax and, Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991 Mr. Wasserman was employed by Deloitte & Touche, LLP. During his employment his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Administration from the State University of New York at Albany. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants and is the treasurer of Gold Coast Venture Capital Association.

         KENNETH CLINTON. Mr. Clinton has been Chief Operating Officer and a member of the board of directors since May 2003. Mr. Clinton initially joined our company in January 2002, serving as marketing director until August 2002 when he was made a vice president. He held the position of vice president until being named COO in May 2003. Mr. Clinton has more than a decade of journalism, public relations, and marketing expertise. From 1998 to 2002, Mr. Clinton was Vice President of Marketing for Leapfrog, Inc., software and hardware technology company concentrating in the Pacific Rim.

         DR. LI SHAOQING. Dr. Li has been a member of the board of directors since May 2003. Dr. Li brings competent and qualified Asian/Pacific leadership to our company. Since January 2002 Dr. Li has been General Manager for Shenda Kobond New Materials Co. in Shanghai, China and since February 2003 he has been Chairman of Shanghai Capitalmill Business Development Co. Dr. Li formerly served as Executive Vice President and Director of the world conglomerate the Top Group, China. Dr. Li was also President for Topsoft Limited and President for Top International (USA). Dr. Li has also been a noteworthy visiting scholar/Assistant Lecturer as the University of New South Wales, Australia where he completed his PhD.

         FERNANDO PRACA. Mr. Praca has been a board member since September 8, 2004. Since 1982, Mr. Praca has been the President and CEO of Extrema LLC, a leading wholesale distributor firm of computer related electronic components and produced an exceptional base of over 2,000 clients focusing mainly on quality brand names of Notebooks, Digital Cameras, Central Processing Units (CPU), Memory Modules and Peripherals strictly to the wholesale industry. Mr. Praca received a Bachelor's degree in Business Administration from Florida International University in Architecture.

         ROBERT ZHUANG. Mr. Zhuang has been a member of our board of directors since May 2003. Since October 2001 Mr. Zhuang is also President of Era Capital Management, Inc., a Shanghai-based advisory firm. Mr. Zhuang has been a consultant located in Shanghai, China specializing in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. Mr. Zhuang is an expert on Sino-American business strategies and he is dedicated to supporting the development of the Chinese capital market and providing medium and small enterprises with consulting services for marketing management, human resource management, stock investment, fund-raising, financing, and public offerings in the United States.

         PROFESSOR SHAN TINGTING. Professor Shan has been a member of our Board of Directors since February 2004. Since 1995 he has been Executive Vice General Manager of CIIC Investment Corporation Limited in Shanghai, a leading state-owned enterprise that has been funded solely by the State Council. Since 1995 he has also been Executive Vice General Manager of Property Rights Agency Ltd. of Shanghai CIIC. Professor Shan has over 30 years of practice in enterprise management. While at CIIC Investment Corporation he has headed four merger projects for various enterprises as well as creating the strategic development plan for the Yangtze River Delta. Using the goodwill of CIIC Investment Corporation this project resulted in the establishment of Yangtze River Delta Investment & Development, Ltd. From 1993 to 1993 Professor Shan was Chief Economist, Commercial Consultancy Center of Pudong New Area of Shanghai where he was responsible for making strategy and investment decisions for foreign investors and processing management projects. From 1983 to 1992 he was Supervisor in Planing and Budget Industry Division of the Shanghai Bureau of Public Utility Management and Manager (Chief Economist) of Investment and Management Department of the Shanghai Business Manufacturing Corporation. Since 2000 he has been a professor for the MBA program at the Training Center of Shanghai Personnel Bureau and a professor for the MBA program at Commercial College of East China Normal University. Since 1986 Professor Shan has served as Executive Director of the Association of Shanghai Marketing and Researching and professor for the Senior Manager Training Class of Shanghai Association of Enterprise Management. Since 1996 he has been a professor at the MIT Sloan Training Center, Shanghai Science and Technology University.

         Our directors are elected at each annual meeting of stockholders. Our directors hold office until the next annual meeting of stockholders. Board act as Compensation and Audit committee and Two Board of Directors are independent. Executive officers are elected by and serve at the discretion of the Board of Directors.

KEY EMPLOYEES

         WANG WUZHANG. Mr. Wang, 37, is CEO and General Manager of Chorry, a company he founded in 1998. He is also its minority shareholder. Mr. Wang holds overall management responsibilities with respect to Chorry, including developing and implementing strategic plans and initiatives at this subsidiary. From 1993 until 1998, Mr. Wang worked for China Textile University Corp. as a researcher and from 1989 to 1992 he worked for Shanghai Computer Technology Institute as a scientist. Mr. Wang graduated with a bachelor's degree from Shanghai Engineering Technology Institute in 1989 with a major in computer application.

CODE OF ETHICS

         While we have adopted the Governance Principles for the Board of Directors, we have not yet adopted a formal Code of Ethics. As of the date of this annual report we have not adopted a Code of Ethics as defined in Item 406 of Regulation S-B of the Securities Act of 1933. Our Board of Directors and executives are governed by our Governance Principles which are described below. We believe these Governance Principles were designed to deter wrongdoing and promote ethical conduct. We anticipate that we will supplement our Governance Principles through the adoption of a formal Code of Ethics during the present fiscal quarter.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         We are not subject to Section 16(a) of the Securities Exchange Act of 1934, which requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock.

GOVERNANCE PRINCIPLES FOR THE BOARD OF DIRECTORS

         At the 2003 Annual Shareholders' Meeting held on May 30, 2003 we adopted a set of corporate governance principles for our board of directors which are set forth below:

         ROLE OF BOARD AND MANAGEMENT. Our business is conducted by our employees, managers and officers, under the direction of the CEO and the oversight of the board, to enhance the long-term value of the company for its shareholders. The board of directors is elected by the shareholders to oversee management and to assure that the long-term interests of the shareholders are being served. Both the board of directors and management recognize that the long-term interests of shareholders are advanced by responsibly addressing the concerns of other shareholders and interested parties including employees, recruits, customers, suppliers, our communities, government officials and the public at large.

         FUNCTIONS OF BOARD. The board of directors has four scheduled meetings a year at which it reviews and discusses reports by management on the performance of the company, its plans and prospects, as well as immediate issues facing the company. Directors are expected to attend all scheduled board and committee meetings. Because of the international makeup of the board, directors may attend telephonically, although, at least once annually, it is intended that the entire board conduct a centrally-located meeting, with all directors being present. In addition to its general oversight of management, the board also performs a number of specific functions, including:

         * selecting, evaluating and compensating the CEO and overseeing CEO succession planning;

         * providing counsel and oversight on the selection, evaluation, development and compensation of senior management;

         * reviewing, approving and monitoring fundamental financial and business strategies and major corporate actions;

         * assessing major risks facing the company-and reviewing options for their mitigation; and

         * ensuring processes are in place for maintaining the integrity of the company-the integrity of the financial statements, the integrity of compliance with law and ethics, the integrity of relationships with customers and suppliers, and the integrity of relationships with other shareholders.

         QUALIFICATIONS. Directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the shareholders. They must also have an inquisitive and objective perspective, practical wisdom and mature judgment. We endeavor to have a board representing diverse experience at policy-making levels in business, government, education and technology, and in areas that are relevant to the company's global activities. Directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively, and should be committed to serve on the board for an extended period of time. Directors should offer their resignation in the event of any significant change in their personal circumstances. The board does not believe that arbitrary term limits on directors' service are appropriate, nor does it believe that directors should expect to be re-nominated biennially until they reach the mandatory retirement age. The board self-evaluation process described below will be an important determinant for board tenure. Directors will not be nominated for election to the board after their 73rd birthday, although the full board may nominate candidates over age 73 for special circumstances.

         COMPOSITION OF THE BOARD AND RELATED MATTERS. The board shall be comprised of no fewer than five and no more than nine directors. The directors serve for a period of two years, with the termination date 24 months following his/her election. Directors may run for additional two-year terms in succession. In the event that any director fails to attend two successive board meetings, then the board may ask for the resignation of that director and immediately conduct a search and selection of a replacement.

         SETTING BOARD AGENDA. The CEO shall be responsible for its agenda. Before the board meeting, the CEO will propose for the board's approval key issues of strategy, risk and integrity to be scheduled and discussed during the course the next meeting. Before that meeting, the board will be invited to offer its suggestions. As a result of this process, a schedule of major discussion items for the meeting will be established. Prior to each board meeting, the CEO will discuss the other specific agenda items for the meeting with the presiding director. The CEO and the presiding director, or committee chair as appropriate, shall determine the nature and extent of information that shall be provided regularly to the directors before each scheduled board or committee meeting. Directors are urged to make suggestions for agenda items, or additional pre-meeting materials, to the CEO, the presiding director, or appropriate committee chair at any time.

         ETHICS AND CONFLICTS OF INTEREST. The board expects our directors, as well as officers and employees, to act ethically at all times and to acknowledge their adherence to the policies comprising our code of conduct set forth in the company's handbook. The board will not permit any waiver of any ethics policy for any director or executive officer. If an actual or potential conflict of interest arises for a director, the director shall promptly inform the CEO and the presiding director. If a significant conflict exists and cannot be resolved, the director should resign. All directors will recluse themselves from any discussion or decision affecting their personal, business or professional interests. The board shall resolve any conflict of interest question involving the CEO, a vice chairman or a senior vice president, and the CEO shall resolve any conflict of interest issue involving any other officer of the company. The current membership of the board includes residents of both the United States of America and the People's Republic of China. We are firmly dedicated to upholding a high standard of ethical conduct and pronounces that it "operates in the sunshine" in every area of its business endeavors. We adhere to all equal opportunity and non-discriminatory practices.

         REPORTING OF CONCERNS TO NON-EMPLOYEE DIRECTORS OR THE AUDIT COMMITTEE. Anyone who has a concern about our conduct, or about the company's accounting, internal accounting controls or auditing matters, may communicate that concern directly to the presiding director, to the non-employee directors, or to the audit Committee. Such communications may be confidential or anonymous, and may be e-mailed, submitted in writing, or reported by phone to special addresses and a toll-free phone number that are published on the company's website. Concerns relating to accounting, internal controls, auditing or officer conduct shall be sent immediately to the presiding director and to the chair of the audit committee and will be simultaneously reviewed and addressed.

         ETHICS AND STEERING COMMITTEE. All contracts, agreements, prospects of mergers and acquisitions, granting of options, and publication of information pertaining to our company shall have the approval of the Ethics and Steering Committee. The Committee includes the CFO, legal counsel, an independent director, the CEO, and the Chairman of the Board. In each case, the final document must have the majority approval to be acted upon. Because of existing agreements and those already in negotiations, the effective date of this provision shall be August 1, 2003. As we grow and have the wherewithal, this Committee also shall have the responsibility of establishing a formal Audit Committee, complying with guidelines furnished by the Securities and Exchange Commission.

         COMPENSATION OF BOARD. The Nominating and Corporate Governance Committee shall have the responsibility for recommending to the board compensation and benefits for non-employee directors. In discharging this duty, the committee shall be guided by three goals:

         * compensation should fairly pay directors for work required in a company of our size and scope;

         * compensation should align directors' interests with the long-term interests of shareholders; and

         * the structure of the compensation should be simple, transparent and easy for shareholders to understand.

         As discussed more fully in the key practices of the Nominating and Corporate Governance Committee, the committee believes these goals will be served by providing 50% of director compensation in options and 50% in restricted stock units starting in 2003 to 2004. At the end of each year, the Nominating and Corporate Governance Committee shall review non-employee director compensation and benefits.

         For each term of one year, our independent board members shall each be entitled to 75,000 options. The Compensation Committee will determine the strike price. The board member shall also be entitled to 75,000 shares in restricted
(144) stock. Also, for each meeting that board member participates, that person will receive 10,000 options at the price of day of meeting. We will be responsible for any expenses incurred for the purpose of meeting on behalf of our shareholders. Members of our board who are our employees are not entitled to any additional compensation for their board service.

         SUCCESSION PLAN. The board shall approve and maintain a succession plan for the CEO and senior executives, based upon recommendations from the management development and compensation committee. The Chairman of the Board of Directors shall be elected by the directors and serve for a period of two years. This election shall be conducted in odd numbered years, commencing in 2005, with the selection of a new chairman. In the event that the presiding chairman should resign or become unable to serve, a special election among current directors shall be conducted.

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

COMMITTEE OF THE BOARD OF DIRECTORS

         Our Board of Directors has currently established two committees, an Ethics and Steering Committee and a Compensation Committee. Messrs. Wolfson and Clinton and Dr. Li are members of the Ethics and Steering Committee, with Dr. Li serving as the independent member, and Dr. Wang, Mr. Zhuang and Professor Shan are members of the Compensation Committee, with Professor Shan serving as the independent member. We have yet to establish a Nominating and Corporate Governance Committee or an Audit Committee as envisioned by the foregoing governance principles. The functions of those committees are being undertaken by the entire board as a whole. No member of our board is a financial expert. As we expand our board in the future we will seek to add one or more members who are financial experts.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to: (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the last three fiscal periods ended September 30, 2004, 2003 and 2002:

                                                                                    Long-Term
                         Annual Compensation                                      Compensation
 --------------------------------------------------------------------------------------------------------------
                                                                         Restricted    Securities
                                                          Other Annual     Stock       Underlying
 Name and Principal    Fiscal     Salary         Bonus    Compensation     Awards        Options    All Other
 Position               Year        ($)           ($)          ($)          ($)           SAR (#)  Compensation
 --------------------------------------------------------------------------------------------------------------
 Gary Wolfson           2004   $150,000(1)(4)  $40,060(2)     $-        $ 109,375(3)   1,562,500       -0-
 Chief Executive        2003   $121,000(7)     $  -           $-        $ 160,000(10)  1,750,000       -0-
 Officer                2002   $ 20,000        $  -           $-        $  50,000(11)    500,000       -0-

 Dr, James Wang         2004   $137.833(1)(5)  $40,060(2)     $-        $ 109,375(3)   1,562,500       -0-
 Former Chairman of the 2003   $108.900(8)     $  -           $-        $ 212,000(12)  2,400,000       -0-
 Board and Former       2002   $ 78,000        $  -           $-        $  50,000(11)    500,000       -0-
 President

 Kenneth Clinton        2004   $124,832(1)(6)  $40,060(2)     $-        $ 109,375(3)   1,562,500       -0-
 Director and Chief     2003   $ 96,800(9)     $  -           $-        $ 160,000(10)  1,750,000       -0-
 Operating Officer      2002   $ 16,000        $  -           $-        $  50,000(11)    500,000       -0-

(1)  Includes a bonus for $20,000 paid to employee.
(2) Represents the fair value of 146,000 common shares issued for bonus to individual.
(3) Represents the estimated value of 1,562,500 stock options granted to each individual at exercise price of $.06.
(4) Includes the value of 1,139,949 stock options granted and exercised to individual for accrued salary under employment agreement in lieu of cash.
(5) Includes the value of 626,348 stock options granted and exercised to individual for accrued salary under employment agreement in lieu of cash.
(6) Includes the value of 882,960 stock options granted and exercised to individual for accrued salary under employment agreement in lieu of cash.
(7) Includes the value of 582,226 stock options granted and exercised to individual.
(8) Includes the value of 438,750 stock options granted and exercised to individual.
(9) Includes the value of 435,495 stock options granted and exercised to individual.
(10) Represents the estimated value of 1,750,000 stock options granted to each individual, respectively, at exercise prices as follows:

           # of           Exercise
          Options          Price
         ---------        --------
           500,000         $.052
           625,000         $.100
           625,000         $.056
         ---------
         1,750,000
         ---------

(11) Represents the estimated value of 500,000 stock options granted to each individual, respectively, at an exercise price of $.10.

(12) Represents the estimated value of 1,750,000 stock options granted to individual at an exercise price as follows for other annual compensation of $160,000:

           # of           Exercise
          Options          Price
         ---------        --------
           500,000         $.050
           625,000         $.100
           625,000         $.056
         ---------
         1,750,000
         ---------

         Additionally, represents the estimated value of 650,000 stock options granted to individual at an exercise price of $0.10 based on re-pricing for an annual compensation of $52,000.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during Fiscal 2004 to the Named Executive Officers.

                                          % of Total
                   Number of Shares      Options Granted      Exercise or       FMV of
                  Underlying Options      to Employees in      Base Price     Shares on      Expiration
                    Granted (#)            Fiscal Year          ($/Sh)        Grant Date          Date
 -------------------------------------------------------------------------------------------------------
 Gary Wolfson         121,154                 30.1%             $ 0.13          $ 0.13               (1)
 Gary Wolfson         432,684                 30.1%             $ 0.13          $ 0.13               (1)
 Gary Wolfson         486,111                 30.1%             $ 0.12          $ 0.12               (1)
 Gary Wolfson         100,000                 30.1%             $ 0.12          $ 0.14               (1)
 Gary Wolfson       1,562,500                 30.1%             $ 0.06          $ 0.13       August 2007
 James Wang           254,424                 28.3%             $ 0.13          $ 0.13               (1)
 James Wang           371,924                 28.3%             $ 0.13          $ 0.13               (1)
 James Wang         1,562,500                 28.3%             $ 0.06          $ 0.13       August 2007
 Ken Clinton           96,923                 28.2%             $ 0.13          $ 0.13               (1)
 Ken Clinton          319,293                 28.2%             $ 0.13          $ 0.13               (1)
 Ken Clinton          388,889                 28.2%             $ 0.12          $ 0.12               (1)
 Ken Clinton           77,855                 28.2%             $ 0.12          $ 0.12               (1)
 Ken Clinton        1,562,500                 28.2%             $ 0.06          $ 0.13       August 2007

 -----------
 (1) Represents stock options granted and immediately exercised at various exercise prices for salary in lieu of cash.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table indicates each exercise of stock options (or tandem
SARS) and freestanding SRAS during the last fiscal year by each of the names executive officers and the total number and value of exercisable and unexercisable stock options held by Named Executive Officers as of September 30, 2004.

                                             Number of Securities            Value of Unexercised
               Shares acquired     Value     Underlying Unexercised              In-the-Money
 Name           on Exercise(#)  Realized($)  Options at Fiscal Year-End (#)  Options at Fiscal Year-end
 ------------  ---------------  -----------  ------------------------------  --------------------------
                                             Exercisable      Unexercisable  Exercisable  Unexercisable
                                             -----------      -------------  -----------  -------------
 Gary Wolfson     1,539,949      $ 182,333    2,912,500             -         $  201,250     $    -
 James Wang       3,313,848      $ 281,175    1,275,000             -         $   82,500     $    -
 Ken Clinton      1,282,960      $ 150,118    2,912,500             -         $  201,250     $    -

STOCK OPTION PLANS

         On October 31, 2001, our board of directors authorized, and holders of a majority of our outstanding common stock adopted our 2002 Stock Option Plan (the "2002 Plan"). We have reserved 2,555,000 of our authorized but unissued shares of common stock for issuance under the Plan. On May 30, 2003, our board of directors and holders of a majority of our outstanding common stock approved and adopted, our 2003 Stock Option Plan (the "2003 Plan") covering 7,000,000 shares of common stock. As of December 31, 2003, options for an aggregate of 7,797,000 shares at exercise prices ranging from $0.052 to $2.25 remain outstanding under the 2002 Plan and the 2003 Plan. On April 21, 2004, our board of directors and holders of a majority of our outstanding common stock approved and adopted our 2004 Stock Option Plan (the 2004 Plan") covering 10,000,000 shares of common stock.

INFORMATION APPLICABLE TO THE 2002 PLAN, THE 2003 PLAN AND THE 2004 PLAN

         The purpose of the 2002 Plan, the 2003 Plan, and the 2004 Plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under each of the plans. Only our employees are eligible to receive incentive options.

         Each plan is administered by our board of directors or an underlying committee. The board of directors or the committee determines from time to time those of our officers, directors, key employees and consultants to whom plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plan, and the interpretation of the provisions thereof and of the related option agreements are resolved by the board or committee.

         Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.

         Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. In addition, each of the plans allow for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. Each plan provides that, with respect to incentive stock options, the aggregate fair market value (determined as of the time the option is granted) of the shares of common stock, with respect to which incentive stock options are first exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of non-qualified options cannot be less than the par value of our common stock on the date the option is granted. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.

         The board of directors or the committee may grant stock appreciation rights to persons who have been, or are being granted, plan options as a means of allowing such participants to exercise their plan options without the need to pay the exercise price in cash. In the case of a non-qualified option, a stock appreciation right may be granted either at or after the time of the grant of the non-qualified option. In the case of an incentive option, a stock appreciation right may be granted only at the time of the grant of the incentive option. Shares of restricted stock may also be awarded either alone or in addition to other awards granted under the plan. The board of directors or the committee determines the eligible persons to whom, and the time or times at which, grants of restricted stock will be awarded, the number of shares to be awarded, the price (if any) to be paid by the holder, the time or times within which such awards may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the awards. Shares of deferred stock may be awarded either alone or in addition to other awards granted under the plan. The board of directors or committee determines the eligible persons to whom and the time or times at which grants of deferred stock will be awarded, the number of shares of deferred stock to be awarded to any person, the duration of the period during which, and the conditions under which, receipt of the shares will be deferred, and all the other terms and conditions of the awards.

         Each plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the board of directors may declare that each option granted under a plan shall terminate as of a date to be fixed by the board of directors; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

         All plan options are non-assignable and non-transferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. The board of directors may amend, suspend or terminate either plan at any time, except that no amendment shall be made which:

         * increases the total number of shares subject to the plan or changes The minimum purchase price thereof (except in either case in the event of adjustments due to changes in our capitalization),

         * affects outstanding plan options or any exercise right thereunder,

         * extends the term of any plan option beyond 10 years, or

         * extends the termination date of the plan.

         Unless the plan has been suspended or terminated by the board of directors, each plan will terminate on 10 years from the date of the respective plan's adoption. Any such termination of the plan will not affect the validity of any plan options previously granted thereunder.

EMPLOYMENT AGREEMENTS

         Effective August 1, 2004, we entered into an employment agreement with our chief executive officer, Gary Wolfson. The agreement is for a term of three years unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employees' services, the Company has agreed to a base salary of $150,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary at any time, but not decrease it. If the Board takes no action, the base salary shall increase a minimum of 10% annually. The executive is entitled to a discretionary bonus of 25% of base salary determined by the CEO or Board of Directors. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ending July 31, 2004) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. These options contain anti-dilutive provisions. In connection with this agreement, the executive was granted 1,562,500 stock options to purchase 1,562,500 common shares at $.06 per share. The executive shall be granted restricted shares of common stock equal to two times the number of options granted under this employment agreement. The grant date will be November 1, 2004. In connection with this employment agreement, in November 2004, the Company issued 3,125,000 common shares. In the event the Company qualifies or joins the American Stock Exchange or NASDAQ SmallCap Market, he Executive will be granted 2.5% of the Company's outstanding shares on the first day of trading on the new exchange.

         Effective August 1, 2004, the Company entered into an employment agreement with its chief operating officer. Kenneth Clinton. The agreement is for a term of three years unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employees' services, the Company has agreed to a base salary of $125,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary at any time, but not decrease it. If the Board takes no action, the base salary shall increase a minimum of 10% annually. The executive is entitled to a discretionary bonus of 25% of base salary determined by the CEO or Board of Directors. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ending July 31, 2004) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. These options contain anti-dilutive provisions. In connection with this agreement, the executive was granted 1,562,500 stock options to purchase 1,562,500 common shares at $.06 per share. The executive shall be granted restricted shares of common stock equal to two times the number of options granted under this employment agreement. The grant date will be November 1, 2004. In connection with this employment agreement, in November 2004, the Company issued 3,125,000 common shares. In the event the Company qualifies or joins the American Stock Exchange or NASDAQ SmallCap Market, he Executive will be granted 2.5% of the Company's outstanding shares on the first day of trading on the new exchange.

         Effective August 12, 2004, we entered into an employment agreement with Mr. Fernando Praca. The agreement is for a term of three years, unless either party terminates the agreement, and contains confidentiality clauses and restrictive covenants. As consideration for his services, we agreed to a base salary of $60,000 per annum plus benefits, for time actually devoted to duties on our behalf. In addition, Mr. Praca shall be granted stock options monthly calculated by dividing $5,000 by the average closing market price of the of the Company's common stock for the preceding 10 trading days prior to the option grant. The exercise price shall be equal to 50% of the average closing price for the month of July 2004 or $.06. The stock options have an expiration date three years from the grant date. In connection with this agreement, the employee was granted 57,692 stock options to purchase 57,692 common shares at $.06 per share through September 2004.

         Effective October 1, 2004, the Company entered an employment agreement with Dr. Li Shaoqing, the director/chief executive officer of our China operations. The agreement was for a term of one year unless either the Company or Dr. Shaoqing terminates the agreement, and contains confidentiality clauses. As consideration for Dr. Shaoqing's services, the Company had agreed to a base salary of $4,000 per month. In addition, Dr. Shaoqing shall be granted 1,500,000 shares of the Company's common stock as follows: 1,000,000 common shares on or about October 1, 2004 and (b) 500,000 common shares after six months of employment. Dr. Shaoqing shall be entitled to stock options as determined. Additionally, Dr. Shaoqing is entitled to an annual bonus of 5% of the net profits generated by the Company's China operations to be paid in common stock or cash as determined by the Company. We valued the 1,000,000 common shares granted to Di Shaoqing on October 1, 2004 at $170,000 or $.17 per shares based on the trading price of the common stock on date of grant.

SEPARATION AND SEVERANCE AGREEMENT

         In August 2004, we entered into an employment agreement with Dr. James Wang, then our Chairman and President. The agreement was for a term of three years unless either party terminated the agreement, and contained confidentiality clauses. As consideration for his services, we agreed to pay Dr. Wang a base salary of $140,000 per annum plus benefits, for time actually devoted to duties on our behalf. In addition, Dr. Wang was to be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ending July 31, 2004) plus an additional 25% to purchase shares of our common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options had an expiration date five years from the grant date. In connection with this agreement, Dr. Wang was granted options to purchase 1,562,500 shares of our common stock at $.06 per share. On December 13, 2004, the employment agreement with Dr. Wang was cancelled. In connection with this employment agreement, in November 2004, the Company was to issue 3,125,000 common shares to Dr. Wang. These shares were not delivered to Dr. Wang and in management's opinion are not issuable due to the Separation and Severance Agreement. Currently, Dr. Wang is disputing this position. During negotiations, Dr. Wang stated on advice of counsel that he could not maintain his employment agreement or any of its benefits if he did not continue as an employee of GTEC. The Company plans to vigorously defend its position and believes that any settlement will not have a material adverse effect on its financial condition.

         On December 13, 2004, we entered into a Separation and Severance Agreement with Dr. Wang. Under the terms of this agreement, to which Yastock and Shanghai Yastand Information Technology Company, Limited ("Yastand"), were also parties, effective December 13, 2004, Dr. Wang resigned as President, Chairman of the Board and as a member of our Board of Directors, and the foregoing employment agreement dated August 1, 2004, including all rights, benefits and obligations pursuant thereto was terminated.

         The Separation and Severance Agreement provides for the following severance provisions:

         * We agreed to transfer our ownership interest in and to Yastock and Yastand, free and clear of all liens, pledges, hypothecation, option, contract and other encumbrance, to Messrs. Robert Zhuang and Lawrence Wang, the previous owners.

         * Yastock and Yastand agreed to transfer all rights and privileges to certain agreement to us.

         * We agreed to transfer to Yastock two-thirds of our ownership interest in the joint venture with CIIC Investment Banking Services Company, Limited, free and clear of all liens, pledges, hypothecation, option, contract and other encumbrance.

         * We agreed to issue Dr. Wang 562,500 shares of our common stock pursuant to our 2004 Stock Option Plan, which shares shall be registered under an effective registration statement on Form S-8.

         * We agreed to pay Dr. Wang $100,000 on the day after we file this annual report on Form 10-KSB for the year ended September 30, 2004 with the SEC and the annual report is accepted by the SEC Edgar filing system.

         * Dr. Wang agreed to provide substantial assistance to us in the preparation of this annual report and organization of all audits of subsidiaries.

         * Dr. Wang also agreed to assist us in maintaining a positive relationship between the Company and our subsidiary, Chorry.

         * Dr. Wang's options to purchase 1,500,000 shares of our common stock which are exercisable at an exercise price of $0.06 cents per share received pursuant to the above-described employment agreement terminated on December 13, 2005, unless exercised prior thereto. As of September 30, 2004, 437,500 options were exercised.

         * For a period of three years, Dr. Wang, Yastock and Yastand shall not
(i) without first obtaining our written consent, directly or indirectly, do business with any of our past or current customers, or (ii) directly or indirectly, solicit or proposition, or otherwise attempt to induce any of our customers to terminate their relationships with our company.

         * We agreed to transfer to Yastock 95,000 shares of Dragon International Group Corp. common stock owned by us which were valued at December 13, 2004, the date of the Separation Agreement at approximately $51,000.

         * We agreed that if Dr. Wang is made a party, is threatened to be made a party, to any action, suit or proceeding, whether civil, criminal, administrative, or investigative, by reason of the fact that Dr. Wang was a director, officer, or employee of our company, or was serving at the request of our company as a director, officer, member, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, including service with respect to employee benefit plans, whether or not the basis of such proceeding is Dr. Wang's alleged action in an official capacity while serving as a director, officer, member, employee, or agent, to indemnify and hold Dr. Wang harmless to the fullest extent legally permitted or authorized by our Articles of Incorporation, Bylaws, or resolutions of our Board of Directors, or, if greater, by the laws of the State of Florida.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHLDER MATTERS.

         The following table sets forth, as of December 26, 2004, information known to us relating to the beneficial ownership of shares of common stock by:

         - each person who is the beneficial owner of more than five percent of the outstanding shares of common stock;
         -  each director;
         -  each executive officer; and
         -  all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Genesis Technology Group, Inc., 777 Yamato Rd, Suite 130, Boca Raton FL 33431. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of January 10, 2005, there were 59,376,082 shares of our common stock issued and outstanding. The issued and outstanding shares do not include 10,699,976 shares of our common stock issuable upon the exercise of warrants and options.

 Names and Address of          Number of shares       Percentage of shares
 Beneficial Owner              Beneficially Owned     Beneficially Owned
 --------------------          ------------------     --------------------
 Gary Wolfson                  8,584,550 (1)                 14.46%
 Kenneth Clinton               4,311,258 (3)                  7.26%
 Adam Wasserman                  386,869                      0.01%
 Fernando Praca                1,369,697                      2.30%
 Robert Zhang                    160,000 (4)                  0.00%
 Dr. Li Shaoqing               1,085,000 (4)                  1.83%
 Shan Ting Ting                  150,000 (5)                  0.00%
 All executive officers
 and directors as a group
 (seven persons)              16,047,374                      27.0%
 Dr. James Wang                6,750,000 (2)                 11.37%
 ----------
 (1) Mr. Wolfson's holdings include Options to purchase 2,912,500 shares of common stock. Of his shares, 3,224,052 are held in a trust for Mr. Wolfson's children for whom he is one of three trustees.

 (2) Dr. Wang's holdings include Options to purchase 1,275,000 shares of common stock.

 (3) Mr. Clinton's holdings include Options to purchase 2,912,500 shares of common stock.

 (4)  Include options to purchase 85,000 shares of common stock.

 (5)  Include options to purchase 75,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dr. James Wang, a former officer and director or our company, advanced funds to us for working capital purposes. The advances were non-interest bearing and were repaid prior to September 30, 2004.

         On April 1, 2002, we borrowed $80,000 from Fugen Li, an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. In fiscal 2003, in connection with this default, we recorded a beneficial conversion feature of $20,000, which was recorded as interest expense for the year ended September 30, 2003. In August 2004, we paid in full the principal amount of this loan plus all unpaid interest.

         From time to time, Mr. Wang Wuzhang, the minority shareholder and CEO of our Chorry subsidiary, advanced funds to this subsidiary which is used for working capital purposes. At September 30, 2004 we owed Mr. Wang $535,192. These advances are non-interest bearing and are payable on demand.

         On April 1, 2002, we borrowed $80,000 from Fugen Li, an individual who is Dr. Wang's father-in-law. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest was payable on April 1, 2003. In connection with the default, we recorded a beneficial conversion feature of $20,000, which was recorded as interest expense for the year ended September 30, 2003. In June 2004 we repaid the entire principal amount of this loan plus all accrued interest.

         During fiscal 2003 and the first quarter of fiscal 2004 we issued an aggregate of 1,122,501 shares of our common stock relating to exercise of options held by Dr. Wang and Messrs. Wolfson and Clinton. We reduced accrued salaries due these individuals by $116,423, reduced an amount due to Dr. Wang by $44,627, reduced accounts payable due Mr. Clinton by $1,908 and have a subscription receivable of $53,617 related to these shares issuances from Dr. Wang and Messrs. Wolfson and Clinton.

         In December 2003 we issued 231,000 shares of our common stock to employees and officers for services rendered. We valued these shares at $0.31 per share and record stock-based compensation expense related to this issuance of $71,610. Included in this amount were 60,000 shares of our common stock issued to each of Dr. Wang and Messrs. Wolfson and Clinton.

         In March 2004 we issued each of Dr. Li and Professor Shan 75,000 shares of our common stock, for an aggregate issuance of 150,000 shares, as compensation for their services on our Board of Directors. We valued these shares at fair market value on the date of issuance and will recognize an expense in our quarter ending March 31, 2004.

         In November 2004 in conjunction with their employment agreements we issued each of Gary Wolfson and Ken Clinton 3,125,000 shares of common stock valued at the fair market value on the dates of grant of $.115 per share or an aggregate of $718,750 based on the trading price of common shares.

ITEM 13. EXHIBITS

        2 Agreement and Plan of Reorganization between Virginia City Gold Mines, Inc. and Psychicnet.com, Inc. dated March 8, 1999 (1)
        2.1 Agreement and Plan of Merger between Newagecities.com, Inc., New Leaf Distributing Company and Al-Wali Corporation, dated April 6, 2001. (4)
        2.2 Agreement and Plan of Reorganization and Stock Purchase Agreement between Newagecities.com, Inc. and Genesis Systems, Inc. (5)
        2.3 Stock Purchase Agreement by and Among Newagecities.com and PropaMedia (6)
        2.4 Stock Purchase Agreement by and Among Newagecities.com and G-Choice (6)
        2.5 Stock Purchase Agreement dated November 15, 2001 by and between Genesis Technology Group, Inc., Zhaoli Science and Technology Development Company, Limited and the Majority Shareholder of Zhaoli Science and Technology Development Company, Limited. (7)
        2.6 Stock Purchase Agreement dated December 1, 2001 by and between Genesis Technology Group, Inc, Yastock Investment Consulting Company, Limited and the majority shareholders of Yastock Investment Consulting Company, Limited. (7)
        2.7 Agreement and Plan of Merger And Reorganization by and among theNETdigest.Com, Inc. as Acquiror, Shanghai G-Choice Science & Technology Company Ltd as Acquiree and the Shareholders of Shanghai G-Choice Science & Technology Company Ltd. (9)
        2.8 Agreement for purchase of LLC Membership Interests in Extrema LLC dated August 12, 2004(*)
        3.1     Articles of Incorporation (1)
        3.2     Articles of Amendment to the Articles of Incorporation (1)
        3.3     Articles of Amendment to the Articles of Incorporation (1)
        3.4     Bylaws
        10.1 Employment Agreement between newagecities.com, Inc. and Joseph Ardito (1)
        10.2 Employment Agreement between newagecities.com, Inc. and Kenneth Shenkman (1)
        10.3 Employment Agreement between newagecities.com, Inc. and Stanley Siegel (1)
        10.4    Lease Agreement between newagecities.com, Inc. and R.A.La
                Pointe(1)
        10.5 Internet Consulting/Marketing Agreement between Psychicnet.com, Inc. and Virtual Financial Corp. (1)
        10.6 License Agreement between newagecities, Inc. and Q Sound Labs, Inc. (1)
        10.7    Merger Agreement and Plan of Reorganization (1)
        10.8    Lease Agreement between newagecities.com, Inc. and R.A. La
                Pointe (2)
        10.9 Note, Security Agreement and Warrant between newagecities.com, Inc. and Marc Siegel (2)
        10.10 Form of Subscription Agreement, Note and Registration Rights Agreement; Warrants and Stock Pledge Agreement (2)
        10.11   Consulting Agreement between newagecities.com, Inc. and Phillip
                W. Johnston dated June 15, 2000.(3)
        10.12   Genesis Technology Group, Inc. 2002 Stock Option Plan. (8)

        10.13   Employment Agreement with James Wang (8)
        10.14   Employment Agreement with Kenneth Shenkman (8)
        10.15   Employment Agreement with Adam Wasserman (8)
        10.16 Genesis Technology Group Amendment No.1 to 2002 Stock Option Plan. (11)
        10.17   Genesis Technology Group 2003 Stock Option Plan. (12)
        10.18   Employment Agreement with Gary Wolfson dated August 1, 2004(*)
        10.19   Employment Agreement with Kenneth Clinton dated August 1,
                2004(*)
        10.20   Employment Agreement with James Wang dated August 1, 2004 (*)
        10.21   Employment Agreement with Fernando Praca dated August 12, 2004
                (*)
        10.22 Separation and severance agreement with James Wang dated December 10, 2004 (*)
        10.23 Joint Venture Agreement with Global Boardroom Solutions, Inc., a division of Custage International, Inc. fate June 1, 2004 (*)
        10.24 Real Estate Contract for Extrema including Guarantee Signed by Genesis (*)
        10.25   Employment Agreement with Dr. Li Shaoqing (*)
        31.1 Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (*)
        31.2 Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (*)
        32.1 Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (*)
        32.2 Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (*)
       ----------
       (1) Incorporated by reference to exhibits filed with our registration statement on form SB-2 filed on 9/1/99.
       (2) Incorporated by reference to exhibits filed with our registration statement on form SB-2/A filed on 1/5/00.
       (3) Incorporated by reference to exhibits filed with Form S-8 filed on 7/14/00.
       (4) Incorporated by reference to exhibits filed with Form 8-K filed on 4/23/01.
       (5) Incorporated by reference to exhibits filed with Form 8-K filed on 8/16/01.
       (6) Incorporated by reference to exhibits filed with Form 8-K filed on 9/12/01.
       (7) Incorporated by reference to exhibits filed with Form 8-K filed on 1/14/02.
       (8) Incorporated by reference to exhibits filed with Form S-8 filed on 3/26/02.
       (9) Incorporated by reference to exhibits filed with Form 8-K filed on 7/15/02.
      (10) Incorporated by reference to exhibits filed with Form 8-K filed on 10/29/02.
      (11) Incorporated by reference to exhibits filed with Form S-8 filed on 12/17/02.
      (12) Incorporated by reference to exhibits filed with Form S-8 filed on 6/5/03.
      (*)  Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $48,500 and $47,000, respectively.

AUDIT-RELATED FEES

         The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

         The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2004 and 2003, respectively.

ALL OTHER FEES

         The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004 and 2003 were $0 and $0, respectively.

         All of the foregoing fees were approved by our Board of Directors.

                 GENESIS TECHNOLOGY GROUP, INC.AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                    CONTENTS


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-3

    Consolidated Statements of Operations....................................F-4

    Consolidated Statement of Stockholders' Equity...........................F-5

    Consolidated Statements of Cash Flows....................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-37

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Technology Group, Inc
Boca Raton, Florida


         We have audited the accompanying consolidated balance sheet of Genesis Technology Group, Inc. and Subsidiaries as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Technology Group, Inc. and Subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has an a accumulated deficit of $15,662,992 and has net losses and cash used in operations of $1,591,002 and $940,600, respectively, for the year ended September 30, 2004. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Sherb & Co., LLP
                                        Certified Public Accountants

New York, New York
January 5, 2005

                             GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                            September 30, 2004
                                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...........................................................   $  1,678,739
    Marketable equity securities ........................................................          5,027
    Accounts receivable (net of allowance for doubtful accounts of $52,850) .............        285,240
    Inventories .........................................................................        453,703
    Prepaid expenses and other ..........................................................        309,272
                                                                                            ------------

        Total Current Assets ............................................................      2,731,981
                                                                                            ------------

PROPERTY AND EQUIPMENT - Net ............................................................        165,092
                                                                                            ------------

OTHER ASSETS:
   Goodwill .............................................................................        314,102
   Marketable equity securities - restricted ............................................        441,300
  Other intangible assets (net of accumulated amortization of $4,167) ...................        145,833
   Other assets .........................................................................        153,739
                                                                                            ------------

        Total Other Assets ..............................................................      1,054,974
                                                                                            ------------

        Total Assets ....................................................................   $  3,952,047
                                                                                            ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loan payable ........................................................................   $    120,773
    Accounts payable and accrued expenses ...............................................        553,072
    Deferred revenue ....................................................................         50,833
    Due to related party ................................................................        535,192
                                                                                            ------------

        Total Current Liabilities .......................................................      1,259,870
                                                                                            ------------

MINORITY INTEREST .......................................................................         50,937
                                                                                            ------------

SHAREHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized)
    Convertible preferred stock  Series A ($.001 Par Value; 218,000 Shares Authorized;
        97,500 shares issued and outstanding) ...........................................             97
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        51,099,693 shares issued and outstanding) .......................................         51,100
    Additional paid-in capital ..........................................................     18,403,301
    Accumulated deficit .................................................................    (15,662,992)
    Less: Deferred compensation .........................................................       (273,438)
    Less: Subscriptions receivable ......................................................        (25,400)
    Accumulated other comprehensive income ..............................................        148,572
                                                                                            ------------

        Total Shareholders' Equity ......................................................      2,641,240
                                                                                            ------------

        Total Liabilities and Shareholders' Equity ......................................   $  3,952,047
                                                                                            ============

                              See notes to consolidated financial statements
                                                   F-3

                             GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              For the Years Ended
                                                                                  September 30,
                                                                         -------------------------------
                                                                             2004               2003
                                                                         ------------       ------------
NET REVENUES ......................................................      $ 23,387,222       $ 23,596,878

COST OF SALES .....................................................        22,394,134         22,770,207
                                                                         ------------       ------------

GROSS PROFIT ......................................................           993,088            826,671
                                                                         ------------       ------------

OPERATING EXPENSES:
     Consulting ...................................................           148,586            652,566
     Salaries and non-cash compensation ...........................         1,410,747            803,954
     Selling, general and administrative ..........................         1,190,251            854,418
                                                                         ------------       ------------

        Total Operating Expenses ..................................         2,749,584          2,310,938
                                                                         ------------       ------------

LOSS FROM OPERATIONS ..............................................        (1,756,496)        (1,484,267)

OTHER INCOME (EXPENSE):
     Loss from sale of marketable securities ......................           (18,355)           (46,601)
     Loss on impairment of marketable securities ..................                 -         (1,516,924)
     Settlement income ............................................           196,650                  -
     Interest expense, net ........................................            (9,175)           (35,706)
                                                                         ------------       ------------

        Total Other Income (Expense) ..............................           169,120         (1,599,231)
                                                                         ------------       ------------

LOSS BEFORE DISCONTINUED OPERATIONS  AND
      MINORITY INTEREST ...........................................        (1,587,376)        (3,083,498)
                                                                         ------------       ------------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations ..............................                 -             (3,890)
                                                                         ------------       ------------

        Total Loss from Discontinued Operations ...................                 -             (3,890)
                                                                         ------------       ------------

LOSS BEFORE MINORITY INTEREST .....................................        (1,587,376)        (3,087,388)

MINORITY INTEREST IN INCOME OF SUBSIDIARY .........................            (3,626)            (1,982)
                                                                         ------------       ------------

NET LOSS ..........................................................        (1,591,002)        (3,089,370)

BENEFICIAL CONVERSION FEATURE - PREFERRED STOCK ...................          (500,000)                 -
                                                                         ------------       ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS ......................      $ (2,091,002)      $ (3,089,370)
                                                                         ============       ============

LOSS PER COMMON SHARE - BASIC AND DILUTED
   Loss from continuing operations ................................      $      (0.05)      $      (0.09)
   Loss from discontinued operations ..............................                 -              (0.00)
                                                                         ------------       ------------

   Net loss per common share - basic and diluted ..................      $      (0.05)      $      (0.09)
                                                                         ============       ============

   Weighted Common Shares Outstanding - basic and diluted .........        44,100,622         32,504,629
                                                                         ============       ============

                              See notes to consolidated financial statements
                                                   F-4

                                           GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           For the Year Ended September 30, 2004 and 2003

                  Preferred Stock
                     Series A          Common Stock,
                  $.001 Par Value     $.001 Par Value                                                        Compre-      Total
                  ----------------  -------------------  Additional                 Deferred   Subscrip-     hensive      Share-
                  Number of          Number of             Paid-in    Accumulated    Compen-     tions       Income       holders'
                   Shares   Amount    Shares    Amount     Capital      Deficit      sation    Receivable    (Loss)       Equity
                  --------- ------  ----------  -------  -----------  ------------  ---------  ----------  -----------  -----------
Balance,
September 30,
2002 ............        -  $   -   27,272,353  $27,273  $12,412,922  $(10,482,620) $       -  $(178,000)  $(1,091,937) $   687,638

Stock options
granted to
consultants and
employees .......        -      -            -        -      990,618             -   (529,869)         -             -      460,749

Common stock
issued for
services ........        -      -    1,580,000    1,580      180,620             -          -          -             -      182,200

Shares issued
from exercise of
stock options ...        -      -    8,176,471    8,176      713,821             -          -    (84,311)            -      637,686

Common stock
returned for
cancellation of
subscription
receivable ......        -      -     (705,000)    (705)    (114,557)            -          -    142,161             -       26,899

Amortization of
deferred
consulting fees .        -      -            -        -            -             -    277,452          -             -      277,452

Beneficial
conversion
feature - default
on note .........        -      -            -        -       20,000             -          -          -             -       20,000

Other
comprehesive
income:
  Net loss ......        -      -            -        -            -    (3,089,370)         -          -             -   (3,089,370)
  Comprehensive
  loss - change
  in unrealized
  loss on
  marketable
  equity
  secuirities-net
  of taxes of $0         -      -            -        -            -             -          -          -     1,052,554    1,052,554

                                                                                                                        -----------
    Total
    comprehensive
    loss ........        -      -            -        -            -             -          -          -             -   (2,036,816)
                  --------  -----   ----------  -------  -----------  ------------  ---------  ---------   -----------  -----------

Balance,
September 30,
2003 ............        -      -   36,323,824   36,324   14,203,424   (13,571,990)  (252,417)  (120,150)      (39,383)     255,808

                                                                                                                         (CONTINUED)
                                           See notes to consolidated financial statements
                                                                 F-5A

                                           GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           For the Year Ended September 30, 2004 and 2003
                                                             (CONTINUED)
                  Preferred Stock
                     Series A          Common Stock,
                  $.001 Par Value     $.001 Par Value                                                        Compre-      Total
                  ----------------  -------------------  Additional                 Deferred   Subscrip-     hensive      Share-
                  Number of          Number of             Paid-in    Accumulated    Compen-     tions       Income       holders'
                   Shares   Amount    Shares    Amount     Capital      Deficit      sation    Receivable    (Loss)       Equity
                  --------- ------  ----------  -------  -----------  ------------  ---------  ----------  -----------  -----------
Balance,
September 30,
2003 ............        -      -   36,323,824   36,324   14,203,424   (13,571,990)  (252,417)  (120,150)      (39,383)     255,808

Stock options
granted to
consultants and
employees .......        -      -            -        -      459,723             -   (424,653)         -             -       35,070

Common stock
issued for
services ........        -      -      711,000      711      210,849             -    (76,500)         -             -      135,060

Shares issued
from exercise of
stock options for
cash and accrued
salaries ........        -      -    8,260,454    8,260      913,582             -          -     51,050             -      972,892

Amortization of
deferred
consulting fees .        -      -            -        -            -             -    480,132          -             -      480,132

Preferred stock
issued under
private placement  200,000    200            -        -    1,902,275             -          -          -             -    1,902,475

Beneficial
conversion
feature -
preferred stock .        -      -            -        -      500,000      (500,000)         -          -             -            -

Conversion of
preferred stock
to common stock . (102,500)  (103)   4,434,718    4,435       (4,333)            -          -          -             -           (1)

Common stock
issued in
connection with
acquisition .....        -      -    1,369,697    1,370      217,781             -          -          -             -      219,151

Write off of
subscriptions
receivable deemed
uncollectible ...        -      -            -        -            -             -          -     43,700             -       43,700

Other
comprehesive
income:
  Net loss ......        -      -            -        -            -    (1,591,002)         -          -             -   (1,591,002)
  Comprehensive
  loss - change
  in unrealized
  loss on
  marketable
  equity
  secuirities-net
  of taxes of $0         -      -            -        -            -             -          -          -       187,955      187,955

                                                                                                                        -----------
    Total
    comprehensive
    loss ........        -      -            -        -            -             -          -          -             -   (1,403,047)
                  --------  -----   ----------  -------  -----------  ------------  ---------  ---------   -----------  -----------

Balance,
September 30,
2004 ............   97,500  $  97   51,099,693  $51,100  $18,403,301  $(15,662,992) $(273,438) $ (25,400)  $   148,572  $ 2,641,240
                  ========  =====   ==========  =======  ===========  ============  =========  =========   ===========  ===========

                                           See notes to consolidated financial statements
                                                                 F-5B

                              GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Years Ended
                                                                                     September 30,
                                                                               -------------------------
                                                                                   2004         2003
                                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss from continuing operations ........................................  $(1,591,002)  $(3,085,480)
     Adjustments to reconcile loss from continuing
        operations to net cash used in operating activities:
        Depreciation and amortization .......................................       42,477        21,783
        Loss on sale of marketable securities ...............................       18,355        16,601
        Loss from impairment of marketable securities .......................            -     1,546,924
        Settlement income ...................................................     (196,650)            -
        Stock-based compensation ............................................      650,262       920,575
        Beneficial conversion feature on notes payable ......................            -        20,000
        Minority interest ...................................................       15,876         1,982
        Marketable securities received for services .........................     (142,083)     (254,000)
        Marketable securities distributed for services ......................      107,750             -
        Write off of subscription receivable ................................       43,700        26,899
        Increase in allowance for doubtful accounts .........................            -        17,000
     Changes in assets and liabilities:
        Accounts receivable .................................................      (27,607)     (200,606)
        Inventories .........................................................      (97,646)      (59,868)
        Prepaid and other current assets ....................................      (83,092)     (120,969)
        Other assets ........................................................      (62,800)      (42,550)
        Accounts payable and accrued expenses ...............................      476,860       518,146
        Deferred revenue ....................................................      (95,000)       (6,667)
                                                                               -----------   -----------

NET CASH USED IN CONTINUING OPERATING ACTIVITIES ............................     (940,600)     (680,230)
                                                                               -----------   -----------

     Loss from discontinued operations ......................................            -        (3,890)
     Adjustments to reconcile loss from discontinued operations to net cash provided by discontinued operating activities:
           Net decrease in net liabilities from discontinued operations .....            -         4,772
                                                                               -----------   -----------

NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES ......................            -           882
                                                                               -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES .......................................     (940,600)     (679,348)
                                                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid in acquisition, net ..........................................      (40,501)            -
     Proceeds from sale of marketable securities ............................      233,551        44,650
     Purchase of marketable securities ......................................      (48,000)       (5,868)
     Capital expenditures ...................................................      (71,319)      (12,279)
                                                                               -----------   -----------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES .............................       73,731        26,503
                                                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred stock, net .............................    1,902,475             -
     Proceeds from notes payable-related party ..............................       97,500             -
     Payments on notes payable-related party ................................     (100,000)            -
     Proceeds from notes payable ............................................      120,773             -
     Payments on notes payable ..............................................     (120,919)            -
     Due to related party ...................................................      106,080       359,980
     Proceeds from exercise of stock options ................................      355,324       420,089
                                                                               -----------   -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .............................    2,361,233       780,069
                                                                               -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH .....................................         (423)            -
                                                                               -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................    1,493,941       127,224

CASH AND CASH EQUIVALENTS - beginning of year ...............................      184,798        57,574
                                                                               -----------   -----------

CASH AND CASH EQUIVALENTS - end of year .....................................  $ 1,678,739   $   184,798
                                                                               ===========   ===========
                                                                                       (CONTINUED)
                             See notes to consolidated financial statements.
                                                   F-6A

                              GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (CONTINUED)
                                                                                  For the Years Ended
                                                                                     September 30,
                                                                               -------------------------
                                                                                   2004         2003
                                                                               -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
        Noncash investing and financing activities:
           Common stock issued for accrued salary and debt ..................  $   617,568   $   217,597
                                                                               ===========   ===========
           Common stock issued for subscription receivable ..................  $         -   $   308,233
                                                                               ===========   ===========

        Acquisition details:
            Fair value of assets acquired ...................................  $   290,343   $         -
                                                                               ===========   ===========
            Liabilities assumed .............................................  $   334,253   $         -
                                                                               ===========   ===========
            Common stock issued for acquisitions ............................  $   219,151   $         -
                                                                               ===========   ===========
            Goodwill ........................................................  $   303,562   $         -
                                                                               ===========   ===========

                             See notes to consolidated financial statements.
                                                   F-6B

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

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

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Chorry Technology Development Co., Limited ("Chorry") and Chorry's shareholder. Chorry was formerly known as Shanghai Zhaoli Technology Development Company Ltd. Chorry is a Chinese company with principal offices in Shanghai, China. Chorry is an information technology company that integrates sales and technology with services. Currently, its sales cover printer, copier, scanner and network products, as well as network integration. Chorry also develops proprietary software systems, such as its e-learning software for K-12 education in China. Currently, approximately 98% of consolidated revenues for the year ended September 30, 2004 were derived from this subsidiary.

On December 1, 2001, the Company entered into a Stock Purchase Agreement with Yastock Investment Consulting Company, Limited ("Yastock") and the shareholders of Yastock. Yastock is an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. On December 13, 2004, in connection with a Separation and Severance Agreement with the Company's former President and Chairman, Dr. James Wang, the Company transferred its ownership interest in Yastock, free and clear of all liens, pledges, hypothecation, option, contract and other encumbrance, to the previous owners.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's Chinese subsidiaries. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of investments in equity of publicly traded and non-public U.S. companies and are stated at market value based on the most recently traded price of these securities at September 30, 2004. All marketable securities are classified as available for sale at September 30, 2004. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Shareholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

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

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2004 was not material.

COMPREHENSIVE LOSS

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive loss for the years ended September 30, 2004 and 2003 amounted to $ (1,403,047) and $(2,036,816), respectively.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

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

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the years ended September 30, 2004 and 2003:

                                            2004              2003
                                        ------------      ------------
         Net loss
             As reported .............  $(1,591,002)      $(3,089,370)
             Pro forma ...............  $(1,788,644)      $(3,108,705)

         Basic earnings per share
             As reported .............        $(.05)            $(.09)
             Pro forma ...............        $(.05)            $(.10)

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

The Company's revenues from the sale of products are recorded when the goods are shipped. Consulting income is recognized on a straight-line basis over the period of the service agreement. Deferred revenues relates to consulting revenues that is being recognized over the period of the service agreement.

ADVERTISING

Advertising is expensed as incurred. Advertising expenses for the years ended September 30, 2004 and 2003 totaled approximately $20,000 and $21,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2004, property and equipment consisted of the following:

                                       Estimated Life
                                       --------------
         Office Furniture               5 - 7 Years         $  13,453
         Computer Equipment               5 Years              62,702
         Leasehold Improvements           3 Years              36,440
         Vehicles                       5-10 Years             98,324
         Office Equipment                 5 Years              55,937
                                                            ---------
                                                              266,856

         Less: Accumulated Depreciation                      (101,764)
                                                            ---------

                                                            $ 165,092
                                                            =========

For the year ended September 30, 2004 and 2003, depreciation expense amounted to $38,310 and $21,783, respectively.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 3 - ACQUISITIONS

Effective September 8, 2004, the Company acquired 60% of the common stock of Extrema LLC ("Extrema"), a Miami-based computer hardware wholesaler with a 22-year history. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. In connection with the acquisition, the Company issued 1,369,697 shares of common stock to the seller. The value of the 1,369,697 common shares issued of $.16 per share or $219,151 was determined based on the average market price of the Company's common shares over the 5-day period before and after the acquisition date of September 8, 2004 and paid cash of $63,500. Additionally, in connection with the acquisition, the seller retained an accounts receivable in the amount of approximately $106,000 which was applied to the purchase price. The purchase price exceeded the fair value of net assets acquired by $395,062. The Company applied $150,000 of the excess to customer lists based on the present value of future cash flows of pending sales orders, which was being amortized over a 36 month period and $15,000 to the fair market value of property and equipment acquired. The remaining excess of $293,562 has been applied to goodwill. The results of operations of Extrema are included in the consolidated results of operations of the Company from the acquisition date of September 9, 2004 to September 30, 2004.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Extrema had occurred as of the following periods:

                                                Year Ended          Year Ended
                                               September 30,       September 30,
                                                   2004                2003
                                               -------------       -------------
Net Revenues                                   $ 26,228,000        $ 31,618,000
Net Loss from continuing operations            $ (1,708,000)       $ (3,288,000)
Net Loss per Share from continuing operations  $       (.05)       $       (.10)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 - GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. During the year ended September 30, 2004, the Company incurred net losses of $1,591,002 and had negative cash flows from operations in the amount of $940,600. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 5 - LOANS PAYABLE

On April 1, 2002, the Company borrowed $80,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. In connection with a previous default, the Company recorded a beneficial conversion feature of $20,000, which was recorded as interest expense for the year ended September 30, 2003. In June 2004, the Company repaid the entire principal amount of this loan plus all accrued interest.

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

On July 31, 2002, the Company borrowed $20,000 from an individual related to an officer of the Company. The loan bears interest at 10% per annum and is unsecured. In August 2004, the Company repaid the entire principal amount of this loan plus all accrued interest.

In January 2004, the Company's subsidiary, Yastock, borrowed $97,500 from a former officer of the Company. The loan is non-interest bearing, unsecured, and was payable on June 30, 2004. In May 2004, this balance was repaid by offsetting the loan payable against funds receivable from the exercise of 1,250,000 stock options totaling $97,500.

The Company's Chinese subsidiary, Chorry, entered into a loan agreement with a Chinese bank to borrow $120,773. The loan bears interest at a rate of 4.87% per annum and is payable prior to July 20, 2005.

NOTE 6 - DISCONTINUED OPERATIONS

In September 2002, the Company decided to discontinue the operations of Propamedia. The following financial data reflects a summary of operating results for the Company's discontinued operations for the year ended September 30, 2003.

                                                          Year Ended
                                                      ------------------
                                                         September 30,
                                                             2003
                                                      ------------------
Revenues ..........................................      $ 2,404,200
Cost of sales......................................        2,333,800
                                                         -----------

Gross profit ......................................           70,400
Selling, general and administrative expenses ......           74,290
                                                         -----------

Income (loss) from discontinued operations.........      $    (3,890)
                                                         ===========

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 7 - INCOME TAXES

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $3,800,000 and a capital loss carryforward of approximately $1,000,000 at September 30, 2004 expiring through the year 2024. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

                                                      2004            2003
                                                  ------------    ------------
         Deferred tax benefits - current
              Allowance for doubtful accounts .. $ 20,000 $ 6,400 Deferred tax benefits - noncurrent
              Net operating loss carryforward ..     1,444,000       1,184,000
              Capital loss carryforward ........       380,000         380,000
                                                  ------------    ------------
                  Total deferred tax assets ....     1,844,000       1,570,400

         Less:  Valuation allowance ............    (1,844,000)     (1,570,400)
                                                  ------------    ------------
                                                  $          -    $         -
                                                  ============    ============

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2004 and 2003:

                                                          2004         2003
                                                        -------      -------

         Computed "expected" tax expense (benefit) ...  (34.0)%      (34.0)%
         State income taxes ..........................   (4.0)%       (4.0)%
         Other permanent differences .................    15.0%        10.0%
         Change in valuation allowance ...............    23.0%        28.0%
                                                        -------      -------

         Effective tax rate ..........................     0.0%         0.0%
                                                        =======      =======

The valuation allowance at September 30, 2004 was $1,844,000. The increase during fiscal 2004 was $273,600.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 8 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the year ended September 30, 2004 and 2003, the Company operated in two reportable business segments - (1) sale of computer equipment and accessories and (2) consulting services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the year ended September 30, 2004 and 2003 is as follows:

                                          For the Year Ended  For the Year Ended
                                          September 30, 2004  September 30, 2003
                                          ------------------  ------------------

                             NET REVENUES:
        Computer Equipment and Accessories   $  22,942,763      $  23,197,829
                       Consulting Services         444,459            399,049

                  Consolidated Net Revenue      23,387,222         23,596,878

      COST OF SALES AND OPERATING EXPENSES
(EXCLUDING DEPRECIATION AND AMORTIZATION):
        Computer Equipment and Accessories      22,918,264         23,174,816
                       Consulting Services       2,182,977          1,884,546
            DEPRECIATION AND AMORTIZATION:
        Computer Equipment and Accessories          20,469              7,395
                       Consulting Services          22,008             14,388
                    INTEREST EXPENSE, NET:
        Computer Equipment and Accessories           1,962              5,706
                       Consulting Services           7,213             30,000

                            INCOME (LOSS):
        Computer Equipment and Accessories   $      (4,389)     $       7,930
                       Consulting Services      (1,586,613)        (3,097,300)

                                  NET LOSS   $  (1,591,002)     $  (3,089,370)
                                             =============      =============
                           TOTAL ASSETS AT
              SEPTEMBER 30, 2004 AND 2003:
        Computer Equipment and Accessories   $   1,652,245      $     915,196
                       Consulting Services       2,299,802            408,542

                  Consolidated Asset Total   $   3,952,047      $   1,323,738
                                             =============      =============

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 8 - SEGMENT INFORMATION (CONTINUED)

For the year ended September 30, 2004 and 2003, the Company derived approximately 98% and 98% of its revenue from its subsidiaries located in the People's Republic of China, respectively. Sales and identifiable assets by geographic areas for the years ended September 30, 2004 and 2003, and as of September 30, 2004, respectively, were as follows:

                                     Revenues
                                For the Year Ended          Identifiable Assets
                                   September 30,               at September 30,
                                2004          2003                 2004
                           ------------   ------------     --------------------

United States ...........  $    622,965   $    372,784         $ 2,736,163
China ...................    22,764,257     23,224,094           1,215,884
                           ------------   ------------         -----------
    Total ...............  $ 23,387,222   $ 23,596,878         $ 3,952,047
                           ============   ============         ===========

NOTE 9 - RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTY

A minority shareholder of the Company's Chorry subsidiary, advanced $535,192 to this subsidiary for working capital purposes. These advances are non-interest bearing and are payable on demand.

NOTE 10 - STOCKHOLDERS' EQUITY

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK (CONTINUED)

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

On the date of issuance of the Series A Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. The Company recorded a $500,000 preferred stock dividend related to the beneficial conversion feature and the fair value of the warrants granted in connection with the preferred stock.

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

In March 2004, Series A preferred stockholders' converted 40,000 share of Series A Preferred Stock into 1,740,469 shares of common stock.

In April 2004, Series A preferred stockholders' converted 62,500 share of Series A Preferred Stock into 2,694,249 shares of common stock.

COMMON STOCK

In April 2002, in connection with the exercise of stock options, the Company issued 592,000 shares of common stock to two former employees for promissory notes in the amount of $133,000. In October 2002, one of the former employees returned 200,000 shares of common stock for the cancellation of a subscription receivable related to these shares in amount of $70,000. For the year ended September 30, 2003, in connection with this transaction, the Company recorded additional consulting expense of $21,388.

In August 2002, in connection with the exercise of 200,000 stock options, the Company issued 200,000 shares of common stock for a promissory note in the amount of $45,000. In November 2002, the Company received net proceeds of $10,000 related to these shares. The remaining balance of $35,000 has not been collected as of September 30, 2004, and was written off to bad debt expense in fiscal 2004. However, the Company has initiated legal action against this individual related to the collection of this balance.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK - CONTINUED

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

On December 24, 2002, in connection with the exercise of stock options, the Company issued 600,000 shares of common stock to a consultant for net proceeds of $49,000 and a subscription receivable of $41,000, which was collected subsequent to September 30, 2003.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK - CONTINUED

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

On June 8, 2003, the Company issued 1,123,000 and 915,000 shares of its common stock relating to the exercise of options held by certain executives and consultants, respectively. The Company received proceeds of $104,250, reduced accrued salaries by $41,050, recorded consulting fees of $15,990, and had a subscription receivable of $27,350 at September 30, 2003. During the year ended September 30, 2004, the Company received proceeds of $12,750, reduced accrued salaries by $5,900 and recorded bad debt expense of $8,700 related to this subscription receivable.

On July 21, 2003, in connection with consulting agreements, the Company issued 200,000 restricted shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $.12 per share and recorded consulting expense of $24,000 related to these consulting services.

On July 15, 2003, the Company issued 120,000 shares of its common stock relating to the exercise of stock options for a promissory note in the amount of $16,800, which was paid subsequent to September 30, 2003.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK - CONTINUED

In October 2003, the Company issued 3,283,000 shares of its common stock relating to the exercise of options held by executives, employees and consultants, respectively. The Company received proceeds of $245,000, reduced accrued salaries by $108,615, reduced due to related party of $44,627, and reduced accounts payable by $1,908 related to these share issuances.

In October 2003, the Company issued 472,501 shares of its common stock for services rendered by executives, employees and consultants, respectively. In connection with these shares, the Company reduced accrued salaries by $61,425.

On November 13, 2003, the Company issued an aggregate of 225,000 shares of its common stock to directors for services rendered and to be rendered in the future. The Company valued these shares at $76,500 or $0.34 per share and recorded compensation expense relating to this issuance of $76,500.

On December 15, 2003, the Company issued an aggregate of 246,000 shares of its common stock to employees and officers for services rendered. The Company valued these shares at $0.31 per share and recorded stock-based compensation expense relating to this issuance of $76,260.

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

In May and June 2004, the Company issued 2,896,770 shares of its common stock relating to the exercise of options granted to executives, employees and consultants, respectively. The Company received proceeds of $30,744, reduced accrued salaries by $146,108, reduced related party loans by $97,500, and reduced accounts payable by $24,293 related to these share issuances.

In July 2004, the Company issued 1,608,183 shares of its common stock relating to the exercise of options granted to executives, and employees. The Company received proceeds of $9,000, reduced accrued salaries by $126,343, and recorded a subscription receivable of $26,250 related to these share issuances.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

On April 6, 2004, the Company's Board of Directors authorized, approved and adopted the 2004 Stock Option Plan (the "Plan") covering 10,000,000 shares of common stock. As of September 30, 2004, 5,650,250 shares underlying options had been granted under the Plan. The purpose of the Plan is to encourage stock ownership by the Company's officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of the business and an added incentive to continue to advance and contribute to the Company.

On January 25, 2002, the Company entered into a one year consulting agreement with a third party for business development and marketing services. In connection with this consulting agreement which commenced on February 1, 2002, the Company granted 50,000 options per month to purchase shares of common stock for services rendered for an aggregate of 600,000 options. The options had an exercise price of $.35 per share and expire five years from grant date. For the year ended September 30, 2003 and 2002, the Company granted 200,000 and 400,000 options under the agreement, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 77 to 108 percent; risk-free interest rate of 4.50 percent and an expected holding period of 5 years. For the years ended September 30, 2003 and 2002, in connection with these options, the Company recorded consulting expense amounting to $14,839 and $67,050, respectively. In September 2003, the Company re-priced these options to a new exercise price of $.085. In connection with this re-pricing, the Company recorded additional consulting fees of $55,900 for the year ended September 30, 2003.

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

On December 2, 2002, the Company entered into a one-year consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted an aggregate of 1,000,000 options to purchase shares of common stock for services rendered. The options have an exercise price of $.15. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 96 percent; risk-free interest rate of 4.50 percent and an expected holding period of 2 years. In connection with these options, the Company recorded consulting expense of $31,667 and $44,333 for the years ended September 30, 2004 and 2003, respectively.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

On December 18, 2002, the Company entered into a consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted 750,000 options to purchase shares of common stock for services rendered. The options have an exercise price of $.15 per share and expire in 45 days. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 96 percent; risk-free interest rate of 4.50 percent and an expected holding period of 0.50 years. The Company valued these options based on the above factors at $34,500. On December 19, 2002, these options were exercised and the Company issued 750,000 shares of its common stock. In connection with these options, on February 6, 2003, the consultant returned 505,000 shares of the Company's common stock due to the cancellation of this agreement. Through the date of cancellation the Company had expensed $11,500 as consulting expense. The Company expensed the remaining balance of its deferred expense related to this agreement of $23,000 to consulting expense. Additionally, the Company wrote off the remaining subscription receivable from this consultant of $4,844 to consulting expense.

In December 2002, 800,000 options were granted to officers and employees of the Company with an exercise price of $.05. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded non-cash compensation of $72,000 for the year ended September 30, 2003 under the intrinsic value method of APB 25.

In December 2002, 200,000 options were granted to an employee of the Company with an exercise price of $.14 for accrued salary. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the current market price equaled the exercise price, no compensation expense was recognized in connection with these options under the intrinsic value method of APB 25.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

On September 19, 2003, the Company entered into a one-year agreement with a consultant. The consultant received 1,000,000 options to purchase shares of the Company's common stock at an exercise price of $0.22 per share. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 54 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 5.00 years. In connection with these options, the Company recorded consulting expense of $2,000 for the year ended September 30, 2003 and deferred compensation of $46,000, which will be amortized over the service period.

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

On October 7, 2003, the Company entered into a six month agreement with a consultant. The consultant received 500,000 options to purchase shares of the Company's common stock at an exercise price of $0.05 per share. The Company valued these shares at $0.096 per share and recorded consulting expense relating to this issuance of options of $48,153 for the year ended September 30, 2004. This consultant exercised 483,000 of these options in October 2003 (see Common stock).

On November 13, 2003, 225,000 options were granted to directors of the Company with an exercise price of $.125. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded non-cash compensation of $48,375 for the year ended September 30, 2004 under the intrinsic value method of APB 25.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

On November 13, 2003, 20,000 options were granted to directors of the Company with an exercise price of $.34 for services provided. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the current market price equaled the exercise price, no compensation expense was recognized in connection with these options under the intrinsic value method of APB 25.

On December 31, 2003, 60,000 options were granted to an employee of the Company with an exercise price of $.28 for services provided. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the current market price equaled the exercise price, no compensation expense was recognized in connection with these options under the intrinsic value method of APB 25.

In connection with the preferred stock funding, the Company granted warrants to purchase 731,034 shares of its common stock at $0.3045. The Warrants shall be exercisable for five years after the issue dates of the Warrants.

On May 24, 2004, 1,310,770 options were granted to officers and employees of the Company with an exercise price of $.13 for accrued salary. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the current market price equaled the exercise price, no compensation expense was recognized in connection with these options under the intrinsic value method of APB 25.

On June 9, 2004, 136,000 options were granted to an employee of the Company with an exercise price of $.079 and a current market price of $.158 per common share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded non-cash compensation of $10,744 during the year ended September 30, 2004 under the intrinsic value method of APB 25.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

On June 28, 2004, 117,828 options were granted to an employee of the Company with an exercise price of $.0764 and a current market price of $.153 per common share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded non-cash compensation of $9,000 during the year ended September 30, 2004 under the intrinsic value method of APB 25.

On June 30, 2004, 124,250 options were granted to an employee of the Company with an exercise price of $.08 and a current market price of $.16 per common share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded non-cash compensation of $9,940 during the year ended September 30, 2004 under the intrinsic value method of APB 25.

In July 2004, 875,000 options were granted to officers of the Company with an exercise price of $.12 for accrued salary. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the current market price equaled the exercise price, no compensation expense was recognized in connection with these options under the intrinsic value method of APB 25.

On August 1, 2004, in connection with employment agreements, 4,687,500 options were granted to officers of the Company with an exercise price of $.06 and a current market price of $.13 per common share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company valued these options at $328,125. Accordingly, the Company recorded non-cash compensation of $54,687 during the year ended September 30, 2004 and deferred compensation of $273,438 to be amortized over the service period under the intrinsic value method of APB 25.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

On August 31, 2004 and on September 30, 2004, in connection with an employment agreement, 19,230 and 38,462 options were granted to an officer of the Company with an exercise price of $.06 and a current market price of $.14 and $16 per common share, respectively. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded non-cash compensation of $5,385 during the year ended September 30, 2004 under the intrinsic value method of APB 25.

On September 21, 2004, 177,855 options were granted to officers of the Company with an exercise price of $.12 for accrued salary. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the current market price equaled the exercise price, no compensation expense was recognized in connection with these options under the intrinsic value method of APB 25.

A summary of the stock options and warrants as of September 30, 2004 and 2003 and changes during the periods is presented below:

                                        Year Ended September 30, 2004    Year Ended September 30, 2003
                                        -----------------------------    -----------------------------
                                         Number of        Weighted        Number of        Weighted
                                        Options and        Average       Options and       Average
                                         Warrants      Exercise Price      Warrants     Exercise Price
                                        -----------    --------------    -----------    --------------
Stock options and warrants
Balance at beginning of period          10,910,000         $  0.18        5,645,000         $ 0.33
Granted                                  9,495,430            0.10       15,661,471           0.10
Exercised                               (8,260,454)           0.13       (8,176,471)          0.11
Forfeited                               (1,445,000)           0.70       (2,220,000)          0.31
                                        ----------         -------       ----------         ------
Balance at end of period                10,699,976         $ 0.145       10,910,000         $ 0.18
                                        ==========         =======       ==========         ======

Options exercisable at end of period    10,699,976         $ 0.145       10,910,000         $ 0.18
                                        ==========         =======       ==========         ======
Weighted average fair value of                             $  0.10                          $ 0.10
options granted during the period

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The following table summarizes information about employee stock options and consultant warrants outstanding at September 30, 2004:

             Options and Warrants Outstanding                Options and Warrants Exercisable
 --------------------------------------------------------    --------------------------------
                                   Weighted
                   Number          Average       Weighted           Number        Weighted
   Range of     Outstanding at     Remaining     Average       Exercisable at     Average
   Exercise      September 30,    Contractual    Exercise        September 30,    Exercise
    Price           2004             Life         Price             2004           Price
 -----------    --------------    -----------    --------      ---------------    --------
 $ 0.50-2.25         350,000      1.25 Years     $ 1.31              350,000      $ 1.31
   0.23-0.36       1,361,034      3.00 Years       0.30            1,361,034        0.30
   0.12-0.15         540,000      3.60 Years       0.14              540,000        0.14
   0.05-0.10       8,448,942      3.00 Years       0.07            8,448,942        0.07
                --------------                   --------      ---------------    --------
                  10,699,976                     $ 0.145          10,699,976      $ 0.145
                ==============                   ========      ===============    ========

NOTE 11 - SETTLEMENT INCOME

On December 31, 2003, the Company settled its litigation against Hy-Tech Technology Group, Inc. ("HYTT"). The Settlement Agreement resulted in the Company accepting 3,750,000 common shares of restricted Hy-Tech Technology Group, Inc. stock (OTCBB: HYTT). In a related matter, the Company conveyed 300,000 of those shares to Elite Financial Communications Group, which had initially introduced the Company to key principals among the HYTT parties. For the year ended September 30, 2004, in connection with the settlement, the Company recorded settlement income of $196,650 based on the fair market value of 3,450,000 net shares that the Company received.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 12 - COMMITMENTS

OPERATING LEASES

The Company leases office and residential space under leases that expire on January 1, 2006. Additionally, the Company leases space for its Chinese subsidiaries in Shanghai, China. Certain office lease agreements have certain escalation clauses and renewal options. Future minimum rental payments required under these operating leases are as follows:

         Period Ended September 30, 2005         $ 193,697
         Period Ended September 30, 2006         $  76,639
         Period Ended September 30, 2007         $  44,126
         Period Ended September 30, 2008         $  17,793

Rent expense for the years ended September 30, 2004 and 2003 was $239,257 and $213,986, respectively.

EMPLOYMENT AGREEMENTS

Effective August 1, 2004, the Company entered into an employment agreement with its chief executive officer. The agreement is for a term of three years unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employees' services, the Company has agreed to a base salary of $150,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary at any time, but not decrease it. If the Board takes no action, the base salary shall increase a minimum of 10% annually. The executive is entitled to a discretionary bonus of 25% of base salary determined by the CEO or Board of Directors. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ending July 31, 2004) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. These options contain anti-dilutive provisions. In connection with this agreement, the executive was granted 1,562,500 stock options to purchase 1,562,500 common shares at $.06 per share. In connection with this employment agreement, in November 2004, the Company issued 3,125,000 common shares. In the event the Company qualifies or joins the American Stock Exchange or NASDAQ SmallCap Market, the Executive will be granted 2.5% of the Company's outstanding shares on the first day of trading on the new exchange.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 12 - COMMITMENTS (CONTINUED)

EMPLOYMENT AGREEMENTS (CONTINUED)

Effective August 1, 2004, the Company entered into an employment agreement with its chief operating officer (COO). The agreement is for a term of three years unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employees' services, the Company has agreed to a base salary of $125,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary at any time, but not decrease it. If the Board takes no action, the base salary shall increase a minimum of 10% annually. The executive is entitled to a discretionary bonus of 25% of base salary determined by the COO or Board of Directors. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ending July 31, 2004) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. These options contain anti-dilutive provisions. In connection with this agreement, the executive was granted 1,562,500 stock options to purchase 1,562,500 common shares at $.06 per share. The executive shall be granted restricted shares of common stock equal to two times the number of options granted under this employment agreement. The grant date will be November 1, 2004. In connection with this employment agreement, in November 2004, the Company issued 3,125,000 common shares. In the event the Company qualifies or joins the American Stock Exchange or NASDAQ SmallCap Market, the Executive will be granted 2.5% of the Company's outstanding shares on the first day of trading on the new exchange.

Effective August 1, 2004, the Company entered into an employment agreement with its former Chairman/President. The agreement was for a term of three years unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employees' services, the Company had agreed to a base salary of $140,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ending July 31, 2004) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. These options contain anti-dilutive provisions. In connection with this agreement, the executive was granted 1,562,500 stock options to purchase 1,562,500 common shares at $.06 per share. In December 2004, in connection with a Separation and Severance Agreement (See Note 14), the employment agreement with this executive was cancelled. In connection with this employment agreement, in November 2004, the Company was to issue 3,125,000 common shares. These shares were not delivered to this former executive and in management's opinion are not issuable due to the Separation and Severance Agreement. Currently, the former executive is disputing this position. The Company plans to vigorously defend its position and believes that any settlement will not have a material adverse effect on its financial condition.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 12 - COMMITMENTS (CONTINUED)

EMPLOYMENT AGREEMENTS (CONTINUED)

Effective August 12, 2004, the Company entered into an employment agreement with an employee/director. The agreement is for a term of three years, unless either the Company or the employee terminates the agreement, and contains confidentiality clauses and restrictive covenants. As consideration for the employees' services, the Company has agreed to a base salary of $60,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. In addition, the employee shall be granted stock options monthly calculated by dividing $5,000 by the average closing market price of the Company's common stock for the preceding 10 trading days prior to the option grant. The exercise price shall be equal to 50% of the average closing price for the month of July 2004 or $.06. The stock options have an expiration date three years from the grant date. In connection with this agreement, the employee was granted 57,692 stock options to purchase 57,692 common shares at $.06 per share through September 2004.

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

(b) Products risk

In addition to competing with other computer and electronics equipment companies, the Company competes with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These US companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 13 - OPERATING RISK

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

NOTE 14 - SUBSEQUENT EVENTS

Effective October 1, 2004, the Company entered an employment agreement with a director/chief executive officer of the Company's China operations. The agreement was for a term of one year unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employees' services, the Company had agreed to a base salary of $4,000 per month. In addition, the employee shall be granted 1,500,000 shares of the Company's common stock as follows: 1,000,000 common shares on or about October 1, 2004 and (b) 500,000 common shares after six months of employment. The employee shall be entitled to stock options as determined. Additionally, the employee is entitled to an annual bonus of 5% of the net profits generated by the Company's China operations to be paid in common stock or cash as determined by the Company.

Subsequent to September 2004, 698,319 options were granted to employees of the Company with an exercise price of $.06. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.

Subsequent to September 2004, 110,000 options were granted to an employee of the Company with an exercise price of $.12. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the current market price equaled the exercise price, no compensation expense was recognized in connection with these options under the intrinsic value method of APB 25.

On December 13, 2004, the Company entered into a Separation and Severance Agreement (the "Agreement") with its former Chairman/President, Dr. James Wang ("Dr.Wang"), Yastock Investment Consulting Company, Limited ("Yastock"), and Shanghai Yastand Information Technology Company, Limited ("Yastand"). The Agreement provides, effective December 13th, 2004, the resignation of Dr. Wang as President, Chairman of the Board and as a director of the Company, and the termination of his Employment Agreement dated August 1, 2004, including all rights, benefits and obligations pursuant thereto.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

The Agreement provides for the following severance provisions:

        (a) The Company shall transfer its ownership interest in and to Yastock and Yastand, free and clear of all liens, pledges, hypothecation, option, contract and other encumbrance, to the previous owners.

        (b) Yastock/Yastand shall transfer all rights and privileges to certain agreement to the Company.

        (c) The Company shall issue Dr. Wang 562,500 shares of the Company's common stock ("Shares") pursuant to the Company's 2004 Stock Option Plan, which Shares shall be registered under an effective registration statement on Form S-8.

        (e) The Company shall pay Dr. Wang $100,000 on the day after the Company files its annual report on Form 10-KSB for the year ended September 30, 2004 with the Securities and Exchange Commission ("SEC") and the Annual Report is accepted by the SEC Edgar filing system.

        (f) Dr. Wang will provide substantial assistance to the Company in the preparation of the Company's annual report and organization of all audits of subsidiaries. Dr. Wang will assist the Company in maintaining a positive relationship between the Company and its subsidiary, Chorry Technologies, LTD.

        (g) Dr. Wang's options ("Options") to purchase 1,500,000 shares ("Option Shares") of the Company's common stock at an exercise price of .06 cents per share received pursuant to the Employment Agreement and the Company's Non-Qualified Stock Option Plan, shall terminate on December 31, 2005, unless exercised prior thereto.

        (h) For a period of three (3) years, Wang, Yastock and Yastand shall not
            (i) without first obtaining the written consent of the Company, directly or indirectly, do business with any of the past or current customers of the Company, or (ii) directly or indirectly, solicit or proposition, or otherwise attempt to induce any of the customers of the Company to terminate their relationships with the Company.

        (i) The Company shall transfer to Yastock 95,000 shares of Dragon International Group Corp. restricted common stock.

On November 1, 2004, in connection with two employment agreements, the Company issued 6,250,000 shares of common stock to executives. The Company valued these common shares at the fair market value on the dates of grant of $.115 per share or $718,750 based on the trading price of common shares and recorded deferred compensation in this amount which will be amortized over the service period.

On December 17, 2004, the Company's subsidiary, Extrema, entered into a real estate agreement, whereby Extrema may purchase a 4,800 square foot office/warehouse condominium for $790,000 on or before June 17, 2005. In connection with this agreement, Extrema paid an initial earnest deposit of $15,000. Extrema is required to pay an additional $5,000 per month in earnest deposit to the seller. The earnest money is non-refundable. At closing, Extrema shall pay to the seller an amount equal to the purchase price, minus the sum of the earnest deposit, plus of minus closing costs. In the event that Extrema does not close, Extrema will forfeit all earnest

Subsequent to September 2004, the Company issued 355,556 shares of common stock in connection the exercise of stock options.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GENESIS TECHNOLOGY GROUP, INC.


                                        By: /s/ Gary Wolfson
                                        ------------------
                                        Gary Wolfson
 Dated: January 19, 2005                Chief Executive Officer



         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

 SIGNATURE                      TITLE                          DATE
 ---------                      -----                          ----

 /s/ Gary Wolfson             Chief Executive Officer          January 19, 2005
 ------------------------     and Director
 Gary Wolfson

 /s/ Adam Wasserman           Chief Financial Officer          January 19, 2005
 ------------------------
 Adam Wasserman

 /s/ Ken Clinton               Director                        January 19, 2005
 ------------------------
 Ken Clinton

 /s/ Dr. Li Shaoqing           Director                        January 19, 2005
 ------------------------
 Dr. Li Shaoqing

 /s/ Shan Ting Ting            Director                        January 19, 2005
 ------------------------
 Shan Ting Ting

 /s/ Fernando Praca            Director                        January 19, 2005
 ------------------------
 Fernando Praca

 /s/ Robert Zhuang             Director                        January 19, 2005
 ------------------------
 Robert Zhuang