Form 10QSB
period 2004-12-31
GENESIS TECHNOLOGY GROUP INC
filed 2005-02-23
CIK 1091164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:           December 31, 2004
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

                            Yes __X__      No _____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2005: 59,376,082 outstanding shares of common stock, $.001 par value per share.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2004
                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheet
                  December 31, 2004 (Unaudited)................................3

                  Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended December 31, 2004 and 2003........4

                  Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended December 31, 2004 and 2003........5

                  Notes to Consolidated Financial Statements................6-14

         Item 2 - Management's Discussion and Analysis or
                  Plan of Operation........................................15-24

         Item 3 - Controls and Procedures.....................................25


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................25

         Item 2 - Changes in Securities and Use of Proceeds...................26

         Item 3 - Default upon Senior Securities..............................26

         Item 4 - Submission of Matters to a Vote of Security Holders.........26

         Item 5 - Other Information...........................................26

         Item 6 - Exhibits and Reports on Form 8-K............................26

         Signatures...........................................................27

                             GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                            December 31, 2004
                                               (Unaudited)
                                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...........................................................   $    543,064
    Marketable equity securities ........................................................          5,019
    Accounts receivable (net of allowance for doubtful accounts of $67,850) .............        455,356
    Inventories .........................................................................        627,618
    Prepaid expenses and other ..........................................................        193,130
                                                                                            ------------

        Total Current Assets ............................................................      1,824,187
                                                                                            ------------

PROPERTY AND EQUIPMENT - Net ............................................................        136,438
                                                                                            ------------

OTHER ASSETS:
    Goodwill ............................................................................        309,213
    Marketable equity securities - restricted ...........................................        340,580
    Other intangible assets (net of accumulated amortization of $16,667) ................        133,333
    Other assets ........................................................................        153,739
                                                                                            ------------

        Total Other Assets ..............................................................        936,865
                                                                                            ------------

        Total Assets ....................................................................   $  2,897,490
                                                                                            ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loan payable ........................................................................   $    120,773
    Accounts payable and accrued expenses ...............................................        496,603
    Deferred revenue ....................................................................         38,333
    Due to related parties ..............................................................        437,252
                                                                                            ------------

        Total Current Liabilities .......................................................      1,092,961
                                                                                            ------------

MINORITY INTEREST .......................................................................         50,142
                                                                                            ------------

SHAREHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized)
    Convertible preferred stock Series A ($.001 Par Value; 218,000 Shares Authorized;
        97,500 shares issued and outstanding) ...........................................             97
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        59,376,082 shares issued and outstanding) .......................................         59,376
    Additional paid-in capital ..........................................................     19,404,935
    Accumulated deficit .................................................................    (16,807,708)
    Less: Deferred compensation .........................................................       (854,063)
    Less: Subscriptions receivable ......................................................         (5,000)
    Accumulated other comprehensive loss ................................................        (43,250)
                                                                                            ------------

        Total Shareholders' Equity ......................................................      1,754,387
                                                                                            ------------

        Total Liabilities and Shareholders' Equity ......................................   $  2,897,490
                                                                                            ============

                              See notes to consolidated financial statements
                                                   -3-

                             GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                            For the Three Months Ended
                                                                                   December 31,
                                                                          ------------------------------
                                                                              2004              2003
                                                                          ------------      ------------
                                                                           (Unaudited)       (Unaudited)
NET REVENUES ........................................................     $  7,051,630      $  6,565,377

COST OF SALES .......................................................        6,775,972         6,181,525
                                                                          ------------      ------------

GROSS PROFIT ........................................................          275,658           383,852
                                                                          ------------      ------------

OPERATING EXPENSES:
    Consulting ......................................................           35,530           180,822
    Salaries and non-cash compensation ..............................          591,435           331,201
    Severance expense ...............................................          332,533                 -
    Selling, general and administrative .............................          462,476           205,695
                                                                          ------------      ------------

        Total Operating Expenses ....................................        1,421,974           717,718
                                                                          ------------      ------------

LOSS FROM OPERATIONS ................................................       (1,146,316)         (333,866)

OTHER INCOME (EXPENSE):
    Gain (loss) from sale of marketable securities ..................                -             1,924
    Settlement income ...............................................                -           196,650
    Interest income (expense), net ..................................              805            (2,497)
                                                                          ------------      ------------

        Total Other Income ..........................................              805           196,077
                                                                          ------------      ------------

LOSS BEFORE MINORITY INTEREST .......................................       (1,145,511)         (137,789)

MINORITY INTEREST IN LOSS (INCOME) OF SUBSIDIARY ....................              795              (963)
                                                                          ------------      ------------

NET LOSS ............................................................     $ (1,144,716)     $   (138,752)
                                                                          ============      ============

LOSS PER COMMON SHARE - BASIC AND DILUTED
    Net loss per common share - basic and diluted ...................     $      (0.02)     $      (0.00)
                                                                          ============      ============

    Weighted Common Shares Outstanding - basic and diluted ..........       56,457,293        39,572,570
                                                                          ============      ============

                              See notes to consolidated financial statements
                                                   -4-

                             GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              For the Three Months Ended
                                                                                     December 31,
                                                                             ---------------------------
                                                                                 2004            2003
                                                                             -----------     -----------
                                                                             (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................................    $(1,144,716)    $  (138,752)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization .......................................         19,322           6,306
    Gain on sale of marketable securities ...............................              -          (1,924)
    Common stock issued and forgiveness of subscription for severance ...         88,125               -
    Settlement income ...................................................              -        (196,650)
    Severance expense ...................................................        121,608               -
    Stock-based compensation ............................................        340,577         282,798
    Minority interest ...................................................           (795)            963
    Marketable securities received for services .........................       (114,000)        (27,332)
    Marketable securities distributed for settlement ....................         22,800               -
  Changes in assets and liabilities:
    Accounts receivable .................................................       (170,116)            899
    Inventories .........................................................       (173,915)        118,718
    Prepaid and other current assets ....................................         19,583          13,403
    Other assets ........................................................              -         (13,167)
    Accounts payable and accrued expenses ...............................        (51,913)         15,544
    Deferred revenue ....................................................        (12,500)        (67,500)
                                                                             -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES ...................................     (1,055,940)         (6,694)
                                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities ...........................              -         176,008
  Capital expenditures ..................................................         (2,778)         (6,048)
                                                                             -----------     -----------

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES ...............         (2,778)        169,960
                                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to related parties ................................................        (97,940)         14,197
  Proceeds from exercise of stock options ...............................         20,983         300,000
                                                                             -----------     -----------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES ...............        (76,957)        314,197
                                                                             -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH .................................              -            (567)
                                                                             -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................     (1,135,675)        476,896

CASH AND CASH EQUIVALENTS - beginning of year ...........................      1,678,739         184,798
                                                                             -----------     -----------

CASH AND CASH EQUIVALENTS - end of period ...............................    $   543,064     $   661,694
                                                                             ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

  Cash paid for:
    Interest ............................................................    $         -     $         -
                                                                             ===========     ===========
    Income taxes ........................................................    $         -     $         -
                                                                             ===========     ===========

  Noncash investing and financing activities:
    Common stock issued for accrued salary and debt .....................    $         -     $   101,533
                                                                             ===========     ===========
    Common stock issued for deferred compensation .......................    $   888,750     $         -
                                                                             ===========     ===========

                             See notes to consolidated financial statements.
                                                   -5-

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Genesis Technology Group, Inc. (the "Company" or "Genesis") is a business development firm that specializes in assisting small and mid-sized companies in entering the Chinese market. The Company currently owns 80% of a Company in China and 60% of a Florida company, both of which sell computer hardware and peripherals, and derives approximately 98% of its revenues from the sale of computer hardware and peripherals. The Company's strategy includes marketing itself as a resource for small and mid-sized companies in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. The strategy envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2004 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results for the full fiscal year ending September 30, 2005.

NET INCOME (LOSS) PER SHARE

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At December 31, 2004, there were options and warrants to purchase 10,140,406 shares of common stock, which could potentially dilute future earnings per share.

INVENTORIES

Inventories, consisting of computer equipment and accessories, are stated at the lower of cost or market utilizing the first-in, first-out method, and are located substantially in China.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at December 31, 2004. All marketable securities are classified as available for sale at December 31, 2004. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2004, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.28 RMB.

The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and the average rate of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2004 were not material.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the three months ended December 31, 2004 and 2003:

                                                       2004          2003
                                                   -----------   -----------
   Net loss as reported .........................  $(1,144,716)  $  (138,752)

   Less: stock-based employee compensation
   included in reported net loss ................       32,452             -

   Add: stock-based employee compensation
   expense determined under fair-value based
   method, net of related tax effect ............      (57,655)      (48,345)
                                                   -----------   -----------

   Pro forma net loss ...........................  $(1,169,919)  $  (187,097)
                                                   ===========   ===========

   Basic loss per share:
      As reported ...............................  $      (.02)  $      (.00)
                                                   ===========   ===========
      Pro forma .................................  $      (.02)  $      (.00)
                                                   ===========   ===========

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties

A minority shareholder of the Company's Chorry subsidiary, advanced $362,319 to this subsidiary for working capital purposes. These advances are non-interest bearing and are payable on demand.

An employee and director advanced funds to the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. At December 31, 2004, the Company owed this individual $74,933.

NOTE 3 - SEPARATION AND SEVERANCE AGREEMENT

On December 13, 2004, the Company entered into a Separation and Severance Agreement (the "Agreement") with its former Chairman/President, Dr. James Wang ("Dr.Wang"), Yastock Investment Consulting Company, Limited ("Yastock"), and Shanghai Yastand Information Technology Company, Limited ("Yastand"). The Agreement provides, effective December 13th, 2004, the resignation of Dr. Wang as President, Chairman of the Board and as a director of the Company, and the termination of his Employment Agreement dated August 1, 2004, including all rights, benefits and obligations pursuant thereto. The Agreement provided for the following severance provisions:

    (a) The Company transferred its ownership interest in Yastock and Yastand, free and clear of all liens, pledges, hypothecation, option, contract and other encumbrance, to the previous owners. In connection with this transfer, the Company incurred severance expense of $121,608.

    (b) Yastock/Yastand shall transfer all rights and privileges of certain agreements to the Company.

    (c) The Company issued Dr. Wang 562,500 shares of the Company's common stock ("Shares") pursuant to the Company's 2004 Stock Option Plan, which Shares are registered under an effective registration statement on Form S-8. In connection with issuance of these shares, the Company recorded severance expense of $61,875.

    (d) In December 2004, the Company paid Dr. Wang cash of $100,000 which was released from escrow after the Company filed its annual report on Form 10-KSB for the year ended September 30, 2004 with the Securities and Exchange Commission ("SEC") and the Annual Report was accepted by the SEC Edgar filing system. In connection with this cash payment, the Company recorded severance expense of $100,000.

    (e) Dr. Wang will assist the Company in maintaining a positive relationship between the Company and its subsidiary, Chorry Technologies, LTD.

    (f) Dr. Wang's options ("Options") to purchase 1,500,000 shares ("Option Shares") of the Company's common stock at an exercise price of .06 cents per share received pursuant to the Employment Agreement and the Company's Non-Qualified Stock Option Plan shall terminate on December 31, 2005, unless exercised prior thereto.

    (g)  For a period of three (3) years, Wang, Yastock and Yastand shall not
         (i) without first obtaining the written consent of the Company, directly or indirectly, do business with any of the past or current customers of the Company, or (ii) directly or indirectly, solicit or proposition, or otherwise attempt to induce any of the customers of the Company to terminate their relationships with the Company.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2004
                                   (UNAUDITED)

NOTE 3 - SEPARATION AND SEVERANCE AGREEMENT (CONTINUED)

    (h) The Company transferred to Yastock 95,000 shares of Dragon International Group Corp. restricted common stock. In connection with the transfer of these shares, the Company recorded severance expense of $22,800.

NOTE 4 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended December 31, 2004 and 2003, the Company operated in two reportable business segments - (1) sale of computer equipment and accessories and (2) business development services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three months ended December 31, 2004 and 2003 is as follows:

                                             FOR THE THREE      FOR THE THREE
                                              MONTHS ENDED       MONTHS ENDED
                                           DECEMBER 31, 2004   DECEMBER 31, 2003
                                           -----------------   -----------------
                                              (UNAUDITED)         (UNAUDITED)
                           NET REVENUES:
      Computer Equipment and Accessories     $  6,928,863        $  6,310,368
                     Consulting Services          122,767             255,009
                                             ------------        ------------

                Consolidated Net Revenue        7,051,630           6,565,377
                                             ------------        ------------

   COST OF SALES AND OPERATING EXPENSES:
      Computer Equipment and Accessories        7,015,139           6,303,394
                     Consulting Services        1,163,485             589,543
                           DEPRECIATION:
      Computer Equipment and Accessories           16,816               2,161
                     Consulting Services            2,506               4,145
              INTEREST (EXPENSE) INCOME:
      Computer Equipment and Accessories           (2,104)                  -
                     Consulting Services            2,909              (2,497)
                      NET INCOME (LOSS):
      Computer Equipment and Accessories     $   (104,401)       $      3,850
                     Consulting Services       (1,040,315)           (142,602)
                                             ------------        ------------

                               NET  LOSS     $ (1,144,716)       $   (138,752)
                                             ============        ============

                         TOTAL ASSETS AT
             DECEMBER 31, 2004 AND 2003:
      Computer Equipment and Accessories     $  2,171,614        $    959,987
                     Consulting Services          725,876             795,471
                                             ------------        ------------

                Consolidated Asset Total     $  2,897,490        $  1,755,458
                                             ============        ============

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2004
                                   (UNAUDITED)

NOTE 4 - SEGMENT INFORMATION (CONTINUED)


For the three months ended December 31, 2004 and 2003, the Company derived approximately 86% and 96% of its revenue from its subsidiaries located in the People's Republic of China, respectively. Sales and identifiable assets by geographic areas for the three months ended December 31, 2004 and 2003, and as of December 31, 2004, respectively, were as follows:

                          Revenues
                 --------------------------
                 For the Three Months Ended    Identifiable Assets
                        December 31,             at December 31,
                     2004           2003              2004
                 -----------    -----------    -------------------
United States    $ 1,004,163    $   278,344        $ 1,873,318
China              6,047,467      6,287,033          1,024,172
                 -----------     ----------         ----------
    Total        $ 7,051,630    $ 6,565,377        $ 2,897,490
                 ===========    ===========        ===========

Currently, the Company's revenues are primarily derived from sale of computer equipment and accessories to customers in the Peoples Republic of China (PRC) and Brazil. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC or Brazil could have a material adverse effect on the Company's financial condition.

NOTE 5 - LOAN PAYABLE

The Company's Chinese subsidiary, Chorry, entered into a loan agreement with a Chinese bank to borrow $120,773. The loan bears interest at a rate of 5.85% per annum and is payable prior to March 25, 2005.

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK

On October 1, 2004, in connection with an employment agreement, the Company issued 1,000,000 shares of common stock to an executive. The Company valued these common shares at the fair market value on the dates of grant of $.175 per share or $170,000 based on the trading price of common shares and recorded stock based compensation of $42,500 and deferred compensation of $127,500 which will be amortized over the service period.

For the three months ended December 31, 2004, in connection with the exercise of stock options, the Company issued 463,889 shares of common stock to employees for net proceeds of $20,983 and a subscription receivable of $5,000 and the reduction of a subscription payable of $850.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2004
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

On November 1, 2004, in connection with two employment agreements, the Company issued 6,250,000 shares of common stock to executives. The Company valued these common shares at the fair market value on the dates of grant of $.115 per share or $718,750 based on the trading price of common shares and recorded stock-based compensation expense of $119,792 and deferred compensation of $598,958 which will be amortized over the service period.

On December 13, 2004, in connection with a severance and separation agreement, the Company issued 562,500 shares of the Company's common stock pursuant to the Company's 2004 Stock Option Plan. The Company valued these common shares at the fair market value on the dates of grant of $.11 per share or $61,875 based on the trading price of common shares and recorded settlement expense of $61,875.

STOCK OPTIONS AND WARRANTS

During the three months ended December 31, 2004, 604,319 options were granted to an employee of the Company with an exercise price of $.06 per share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded stock-based compensation of $32,452 during the three months ended December 31, 2004 under the intrinsic value method of APB 25.

A summary of outstanding options and warrants at December 31, 2004 are as follows:

                                                    Number of       Weighted
                                                   Options and       Average
                                                    Warrants     Exercise Price
                                                   -----------   --------------
         Stock options and warrants
         --------------------------
         Balance at October 1, 2004 .............  10,699,976      $    0.180
         Granted ................................     604,319           0.060
         Exercised ..............................    (463,889)          0.058
         Forfeited ..............................    (700,000)              -
                                                   ----------      ----------
         Balance at December 31, 2004 ...........  10,140,406      $    0.126
                                                   ==========      ==========

         Options exercisable at end of period ...  10,140,406      $    0.126
                                                   ==========      ==========

         Weighted average fair value of options
         granted during the period ..............                  $    0.060

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2004
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about employee stock options and consultant warrants outstanding at December 31, 2004:

             Options and Warrants Outstanding                Options and Warrants Exercisable
 --------------------------------------------------------    --------------------------------
                                   Weighted
                   Number          Average       Weighted           Number        Weighted
   Range of     Outstanding at     Remaining     Average       Exercisable at     Average
   Exercise      December 31,     Contractual    Exercise       December 31,      Exercise
    Price           2004             Life         Price             2004           Price
 -----------    --------------    -----------    --------      ---------------    --------
 $      2.25         150,000      1.00 Years     $ 2.25              150,000      $ 2.25
   0.23-0.34         861,034      2.75 Years       0.30              861,034        0.30
   0.12-0.15         540,000      3.35 Years       0.14              540,000        0.14
   0.05-0.10       8,589,372      3.75 Years       0.07            8,589,372        0.07
                  ----------                     -------          ----------      -------
                  10,140,406                     $ 0.126          10,140,406      $ 0.126
                  ==========                     =======          ==========      =======

NOTE 7 - SETTLEMENT INCOME

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

NOTE 8 - COMMITMENTS

Employment agreement

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2004
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS

Real Estate Agreement

On December 17, 2004, the Company's subsidiary, Extrema, entered into a real estate agreement, whereby Extrema may purchase a 4,800 square foot office/warehouse condominium for $790,000 on or before June 17, 2005. In connection with this agreement, Extrema paid an initial earnest deposit of $15,000. Extrema is required to pay an additional $5,000 per month in earnest deposit to the seller. The earnest money is non-refundable. At closing, Extrema shall pay to the seller an amount equal to the purchase price, minus the sum of the earnest deposit, plus or minus closing costs. In the event that Extrema does not close, Extrema will forfeit all earnest deposits.

NOTE 9 - GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. During the three months ended year ended December 31, 2004, the Company incurred net losses of $1,144,716 and had negative cash flows from operations in the amount of $1,055,940. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Genesis Technology Group, Inc. for the year ended September 30, 2004 and notes thereto contained in this Report on Form 10-KSB of Genesis Technology Group, Inc.

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

OVERVIEW

         Our computer equipment and accessories division is an established business which can grow internally without significant additional capital. In order to diversify our operations out of the China market and to create synergies, effective September 9, 2004, we acquired a controlling interest in Extrema LLC, a Miami-based computer hardware wholesaler with a 22-year history. Extrema markets equipment between North America and Brazil, and we will source and add new products from China to expand Extrema's inventory and sales opportunities. We now own 60% of Extrema and founding management retains 40%.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
         (CONTINUED)

         In addition to overseeing the operation of our subsidiaries, we have been growing our cross-pacific business development/consulting business. Management believes that China's entrance into the WTO offers a unique opportunity for Genesis to secure itself a position as a leader in the growing market for cross-pacific products, technology, capital, and property exchange. To that end, we market ourselves to other U.S. firms interested in Chinese partnerships for manufacturing and distribution of a variety of products in China, with a strong focus on the Life and Health Science arena.

         We have had about 25 clients under contract since August 2002. Company management has met with over 400 firms that have shown significant interest in introducing their products or services to China or the U.S. We are assisting these clients in penetrating the Chinese market for the purposes of product and solutions sales, distribution, manufacturing, and/or research and development.

FOREIGN EXCHANGE CONSIDERATIONS

         Because revenues from our operations in the PRC accounted for approximately 86% and 96% of our consolidated net revenues for the three months ended December 31, 2004 and for the fiscal year ended September 30, 2004, respectively, how we report net revenues from our PRC-based companies is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the respective balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

         The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. We acquired a controlling interest in Extrema on September 9, 2004. The functional currency of Extrema is the US dollar. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at each of December 31, 2004 and 2003 was not material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
         (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

         The following discussion relates to our consolidated results of operations. Further discussion and analysis of operating results follows and is discussed by segment.

Revenues

         For the three months ended December 31, 2004, we had consolidated revenues of $7,051,630 as compared to $6,565,377 for the three months ended December 31, 2003. This increase resulted from an increase in revenues from our computer hardware and accessories segment primarily due the acquisition of our 60% owned subsidiary, Extrema, in September 2004, offset by a decrease in our business development segment as discussed below.

Cost of Sales

         For the three months ended December 31, 2004, cost of sales was directly related to our computer equipment and accessories segment and amounted to $6,775,972 as compared to $6,181,525 for three months ended December 31, 2003. This increase resulted substantially from increased revenues from our computer segment and is outlined below.

Operating Expenses

         For the three months ended December 31, 2004, operating expenses which include consulting fees, rent, salaries and non-cash compensation, depreciation expense and other selling, general and administrative, were $1,421,974 as compared to $717,718 for the three months ended December 31, 2003. As discussed below, increases in operating expenses were attributable to the recording of non-cash compensation in connection with the granting of stock and stock options to officers and employees and the amortization of deferred compensation, and the recording of severance expense related to a severance and separation agreement that we signed with a former officer/director of the Company. During the three months ended December 31, 2004, travel related expenses increased due to increased travel to China as well as increased marketing costs associated with our Chinese round table events, and increased administrative and office expenses due to increased operations. Additionally, professional fee expenses increased attributable to legal and accounting expenses incurred in connection with our audits of our annual financial statements. Non-cash compensation increased due to the issuance of 7,250,000 restricted common shares to executives in October and November 2004, which have been valued at the fair market value on the dates of grant of $.115 to $.17 per share or $888,750 based on the trading price of common shares and which will be amortized over the service period. Additionally, at December 31, 2004, we had deferred compensation of $854,063 which will be amortized into expense during fiscal 2005. In connection with the acquisition of Extrema, we expect operating expenses to increase by approximately $125,000 per quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
         (CONTINUED)

Loss from sale/disposal of marketable securities

         For the three months ended December 31, 2004, we recorded no gain or loss from the sale of marketable securities as compared to a gain of $1,924 for the three months ended December 31, 2003.

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

Interest expense, net

         Interest income, net was $805 for the three months ended December 31, 2004 as compared to interest expense, net of $2,497 for the three months ended December 31, 2003.

OVERALL

         We reported a net loss for the three months ended December 31, 2004 of $1,144,716 compared to a net loss for the three months ended December 31, 2003 of $138,752. This translates to an overall per-share loss available to shareholders of $.02 for the three months ended December 31, 2004 compared to per-share loss of $.00 for three months ended December 31, 2003.

RESULTS OF OPERATIONS BY SEGMENT:

Computer Equipment and Accessories Segment

         Revenues for the three months ended December 31, 2004 were $6,928,863 as compared to $6,310,368 for the three months ended December 31, 2003, an increase of $618,495 or 10% and was substantially attributable to revenues of $881,396 from our newly acquired subsidiary, Extrema. This revenue was generated from sales of computers, printers, copiers, network equipment and software licensing fees. We experienced a decrease in revenues from our China subsidiary, Chorry. This decrease in sales mainly resulted from a decrease in demand from the China markets.

         Cost of sales for Chorry and Extrema for the three months ended December 31, 2004 amounted to $6,775,972 or 97.8% of net sales as compared to $6,181,525 or 98% of net sales for the three months ended December 31, 2003, a decrease of .20%. This translates in a gross profit margin of 2.2% and 2% for the three months ended December 31, 2004 and 2003, respectively. We expect to continue to experience low gross profit margins on our products sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
         (CONTINUED)

         For the three months ended December 31, 2004, we incurred operating expenses of $255,983 compared to $124,030 for the three months ended December 31, 2003 and consisted of the following:

                                                    2004          2003
                                                  --------      --------

Salaries ...................................      $ 94,617      $ 36,370
Rent .......................................        46,844        39,049
Other selling, general and administrative ..       114,522        48,611
                                                  --------      --------

     Total operating expenses ..............      $255,983      $124,030
                                                  ========      ========

         During the three months ended December 31, 2004, we incurred additional rent due to our growing need for warehouse space. Additionally, during the three months ended December 31, 2004, we incurred increased salary expenses due to increases in our workforce and the acquisition of Extrema which incurred salary expense of $52,778 for the three months ended December 31, 2004. Other selling, general and administrative expenses incurred by our Chinese subsidiary remained constant and we incurred additional expenses due to the operations of Extrema, our recent acquisition.

Consulting Services Segment

         Revenue for the three months ended December 31, 2004 was $122,767 as compared to $255,009 for the three months ended December 31, 2003, a decrease of $132,242 or 52%. During the three months ended December 31, 2004, we spent a substantial amount of time on administrative tasks related to a severance and separation agreement that was executed in December 2004. This diversion of time had a negative effect on our consulting revenues. We expect our revenues to increase during fiscal 2005 as we refocus our attention.

         For the three months ended December 31, 2004, we incurred operating expenses of $1,165,991 as compared to $593,688 for the three months ended December 31, 2003, an increase of $572,303 or 96.4%. For the three months ended December 31, 2004, operating expenses consisted of rent of $23,382, consulting fees of $35,530, salaries and non-cash compensation of $496,818, settlement expense of $332,533, other selling, general and administrative expenses of $277,728. For the three months ended December 31, 2003, operating expenses consisted of rent of $24,859, consulting fees of $180,822, salaries and non-cash compensation of $294,831 and other selling, general and administrative expenses of $93,176.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
         (CONTINUED)

         The increase in operating expenses was primarily attributable to the following:

         * Our consulting expense decreased to $35,530 for the three months ended December 31, 2004 from $180,822 for the three months ended December 31, 2003. The decrease was due to decreased non-cash consulting expenses recorded during the three months ended December 31, 2004 in connection with the grant of stock options to consultants for services rendered. For the three months ended December 31, 2004, non-cash consulting expense amounted to $0 as compared to $43,077 in the 2003 period. Additionally, during the three months ended December 31, 2003, we transferred to consultants 165,000 common shares received by a client for work performed and accordingly recorded consulting expense of $107,750 related to the transfer of these shares.

         * Salaries and non-cash compensation expense increased to $496,818 for the three months ended December 31, 2004 from $294,831 for three months ended December 31, 2003. The increase in salaries and non-cash compensation expense was attributable to the recording of non-cash compensation in connection with the granting of stock and stock options to officers and employees and the amortization of deferred compensation.

         * During the three months ended December 31, 2004, we recorded severance expense of $332,533 related to a severance and separation agreement we signed with a former officer/director of the Company. In connection with this agreement, we paid cash of $100,000, issued common shares with a value of $61,875, reduced a subscription receivable of $26,250, distributed marketable securities with a value of $22,800, and incurred severance expense of $121,608 related to the distribution of the net assets of Yastock.

         * Other selling, general and administrative expenses increased to $277,228 for the three months ended December 31, 2004 from $93,176 for the three months ended December 31, 2003, an increase of $184,052 or 197.5%. Travel related expenses increased by $26,754 or 316% to $35,212 for the three months ended December 31, 2004 as compared to $8,458 and related to increased travel to China. We incurred increased marketing costs associated with our Chinese round table events, and increased administrative and office expenses due to increased operations. Additionally, professional fee expenses increased to $97,978 for the three months ended December 31, 2004 as compared to $20,985 for the three months ended December 31, 2003, an increase of $76,993 or 367%. This increase was attributable to recording accounting and legal fees in connection with our annual audit.

         For the three months ended December 31, 2004, we incurred interest income, net of $2,909 as compared to interest expense of $2,497 for the three months ended December 31, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
         (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, we had a cash balance of $543,064. As of December 31, 2004, our cash position by geographic area is as follows:

         United States    $ 311,284
         China              231,780
                          ---------
         Total            $ 543,064
                          =========

         On January 16, 2004, we consummated a securities purchase agreement under which we agreed to issue $2,000,000 stated value of our newly created Series A 6% Cumulative Convertible Preferred Stock to several institutional investors. The stated value of the Series A 6% Cumulative Convertible Preferred Stock is $10.00 per share. We had sold 200,000 Series A 6% Cumulative Preferred shares for net proceeds of $1,902,475. We are using these proceeds for working capital purposes and to seek acquisition candidates. We do not intend to sell any more Series A shares.

         Net cash used in operations was $(1,055,940) for the three months ended December 31, 2004 as compared to net cash used in operations of $(6,694) for the three months ended December 31, 2003. For the three months ended December 31, 2004 we used cash to fund our net loss of $1,144,716 and recorded income from the receipt of marketable securities for services of $114,000 offset by non-cash items such as stock-based compensation of $340,577, depreciation and amortization expense of $19,322, and settlement expense of $232,533, as well as changes in assets and liabilities of $(388,861). For the three months ended December 31, 2003, we used cash to fund our net loss of $138,752, recorded non-cash revenue from the receipt of marketable securities for services rendered of $27,332 and from settlement income of $196,650, and a gain on sale of marketable securities of $1,924 offset by non-cash items such as stock-based compensation of $282,798 and depreciation and amortization expense of $6,306 as well as changes in assets and liabilities of $67,897.

         Net cash used in investing activities for the three months ended December 31, 2004 was $2,778 as compared to net cash provided by investing activities for the three months ended December 31, 2003 of $169,960. For the three months ended December 31, 2004, we used cash for capital expenditures of $2,778. For the three months ended December 31, 2003, we received cash from the sale of marketable securities of $176,008 offset by cash used for capital expenditures of $(6,048).

         Net cash used in financing activities was $76,957 for the three months ended December 31, 2004 as compared to net cash provided by financing activities of $ $314,197 for the three months ended December 31, 2003. For the three months ended December 31, 2004, net cash used in financing activities related primarily to the repayment of related party advances of $97,940 offset by proceeds received from the exercise of stock options of $20,983. For the three months ended December 31, 2003, net cash provided by financing activities related to proceeds from related party advances of $14,197 and proceeds from the exercise of stock options of $300,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
         (CONTINUED)

         We currently have no material commitments for capital expenditures except that on December 17, 2004, our subsidiary, Extrema, entered into a real estate agreement. Currently, Extrema occupies a 4,800 square feet office/warehouse condominium located in Miami, Florida. On December 17, 2004, Extrema entered into a real estate agreement with Grupo Akkar LLC ("Seller"), whereby Extrema may purchase this 4,800 square foot office/warehouse condominium for $790,000 on or before June 17, 2005. The property is currently being used by Extrema for their office and warehouse space. In connection with this agreement, Extrema paid an initial earnest deposit of $15,000. Extrema is required to pay an additional $5,000 per month in earnest deposit to the seller. The earnest money is non-refundable. At the time of closing, which is conditional upon Extrema securing funding, closing, Extrema shall pay to the seller an amount equal to the purchase price, minus the sum of the earnest deposit, plus or minus closing costs. In the event that Extrema does not close, Extrema will forfeit all earnest deposits and may need to vacate premises. We are currently seeking funding for this transaction. However, as of the date of this report, no financing has been secured.

         Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in our filing on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended September 30, 2004. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
         (CONTINUED)

         Our revenues from the sale of products are recorded when the goods are shipped. Consulting income is recognized on a straight-line basis over the period of the service agreement. Deferred revenues relates to consulting revenues that are being recognized over the period of the service agreement.

         Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at December 31, 2004. All marketable securities are classified as available for sale at December 31, 2004. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
         (CONTINUED)

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

OPERATING RISK

(a) Country risk

Currently, the Company's revenues are primarily derived from the sale of computer equipment and accessories to customers in the Peoples Republic of China
(PRC) and to customers in Brazil. The Company hopes to expand its operations to countries outside the PRC and Brazil, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC and Brazil could have a material adverse effect on the Company's financial condition.

(b) Products risk

In addition to competing with other computer and electronics equipment companies, the Company competes with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(d) Our future performance is dependent on its ability to retain key personnel

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         On October 1, 2004, in connection with an employment agreement, we issued 1,000,000 shares of common stock to an executive. We valued these common shares at the fair market value on the dates of grant of $.175 per share or $170,000 based on the trading price of common shares and recorded stock based compensation of $42,500 and deferred compensation of $127,500 which will be amortized over the service period.

         On November 1, 2004, in connection with two employment agreements, we issued 6,250,000 shares of common stock to executives. We valued these common shares at the fair market value on the dates of grant of $.115 per share or $718,750 based on the trading price of common shares and recorded stock-based compensation expense of $119,792 and deferred compensation of $598,958 which will be amortized over the service period.

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

         (2) Reports on Form 8-K

         On December 20, 2004, we reported that we entered entered into a Separation and Severance Agreement ("Agreement") with Dr. James Wang ("Dr.Wang"), Yastock Investment Consulting Company, Limited ("Yastock"), and Shanghai Yastand Information Technology Company, Limited ("Yastand") as of the 13th day of December 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on February 23, 2005.

                                        GENESIS TECHNOLOGY GROUP, INC.

                                        By: /s/ Gary Wolfson
                                        -----------------------
                                        Gary Wolfson
                                        Chief Executive Officer

                                        By: /s/ Adam Wasserman
                                        -----------------------
                                        Adam Wasserman
                                        Chief Financial Officer