Form 10QSB
period 2005-03-31
GENESIS TECHNOLOGY GROUP INC
filed 2005-05-24
CIK 1091164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________


                        Commission file number: 333-86347

                         GENESIS TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)


         FLORIDA                                    65-1130026
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)


                           7900 GLADES ROAD, SUITE 420
                            BOCA RATON, FLORIDA 33434
               (Address of principal executive offices) (Zip Code)


                                 (561) 988-9880
              (Registrant's telephone number, including area code)


                           777 YAMATO ROAD, SUITE 130
                        BOCA RATON, FLORIDA 33431 (Former
              name or former address, if changed since last report)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__      No _____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2005: 60,032,654 outstanding shares of common stock, $.001 par value per share.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2005
                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet
         March 31, 2005 (Unaudited)............................................3

      Consolidated Statements of Operations (Unaudited)
         For the Three and Six Months Ended March  31, 2005 and 2004...........4

      Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended March 31, 2005 and 2004......................5

      Notes to Consolidated Financial Statements............................6-16

      Item 2 - Management's Discussion and Analysis or Plan of Operation...17-27

      Item 3 - Controls and Procedures........................................27


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................28

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds....28

      Item 3 - Default upon Senior Securities ................................28

      Item 4 - Submission of Matters to a Vote of Security Holders............28

      Item 5 - Other Information..............................................28

      Item 6 - Exhibits.......................................................28

      Signatures..............................................................29

                                    GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEET
                                                    March 31, 2005
                                                      (Unaudited)
                                                        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents .....................................................................      $    569,789
    Marketable equity securities ..................................................................            70,104
    Accounts receivable (net of allowance for doubtful accounts of $12,850) .......................           491,329
    Inventories ...................................................................................           255,026
    Prepaid expenses and other ....................................................................           251,372
                                                                                                         ------------

        Total Current Assets ......................................................................         1,637,620
                                                                                                         ------------

PROPERTY AND EQUIPMENT - Net ......................................................................           120,124
                                                                                                         ------------

OTHER ASSETS:
   Goodwill .......................................................................................             5,651
   Marketable equity securities - restricted ......................................................           291,200
   Other assets ...................................................................................           145,406
                                                                                                         ------------

        Total Other Assets ........................................................................           442,257
                                                                                                         ------------

        Total Assets ..............................................................................      $  2,200,001
                                                                                                         ============


                                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loan payable ..................................................................................      $    120,773
    Accounts payable and accrued expenses .........................................................           573,564
    Deferred revenue ..............................................................................            25,833
    Net liabilities of discontinued operation .....................................................           208,972
    Due to related party ..........................................................................           362,319
                                                                                                         ------------

        Total Current Liabilities .................................................................         1,291,461
                                                                                                         ------------

MINORITY INTEREST .................................................................................            50,075
                                                                                                         ------------

SHAREHOLDERS' EQUITY:
    Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized) ...............................                 -
    Convertible preferred stock  Series A ($.001 Par Value; 218,000 Shares Authorized;
        97,500 shares issued and outstanding) .....................................................                97
    Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
        60,032,654 shares issued and outstanding) .................................................            60,032
    Additional paid-in capital ....................................................................        19,461,651
    Accumulated deficit ...........................................................................       (18,058,582)
    Less: Deferred compensation ...................................................................          (577,188)
    Accumulated other comprehensive loss ..........................................................           (27,545)
                                                                                                         ------------

        Total Shareholders' Equity ................................................................           858,465
                                                                                                         ------------

        Total Liabilities and Shareholders' Equity ................................................      $  2,200,001
                                                                                                         ============

                                    See notes to consolidated financial statements

                                                          -3-

                                    GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Three Months Ended     For the Six Months Ended
                                                                      March 31,                     March 31,
                                                            ---------------------------   ---------------------------
                                                                2005           2004           2005           2004
                                                            ------------   ------------   ------------   ------------
                                                             (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
NET REVENUES .............................................  $  6,200,514   $  6,356,179   $ 12,370,748   $ 12,921,556

COST OF SALES ............................................     6,035,034      6,135,680     11,946,293     12,317,205
                                                            ------------   ------------   ------------   ------------

GROSS PROFIT .............................................       165,480        220,499        424,455        604,351
                                                            ------------   ------------   ------------   ------------

OPERATING EXPENSES:
     Consulting ..........................................        34,984         22,738         70,514        179,483
     Salaries and non-cash compensation ..................       487,788        394,054      1,026,445        725,255
     Severance expense ...................................             -              -        332,533              -
     Selling, general and administrative .................       238,751        264,295        637,286        494,067
                                                            ------------   ------------   ------------   ------------

        Total Operating Expenses .........................       761,523        681,087      2,066,778      1,398,805
                                                            ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS .....................................      (596,043)      (460,588)    (1,642,323)      (794,454)
                                                            ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
     Gain (loss) from sale of marketable securities ......             -        (15,257)             -        (13,333)
     Settlement income ...................................             -              -              -        196,650
     Interest income (expense), net ......................        (1,460)         1,347            529         (1,150)
                                                            ------------   ------------   ------------   ------------

        Total Other Income (Expense) .....................        (1,460)       (13,910)           529        182,167
                                                            ------------   ------------   ------------   ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND
      MINORITY NTEREST ...................................      (597,503)      (474,498)    (1,641,794)      (612,287)
                                                            ------------   ------------   ------------   ------------

DISCONTINUED OPERATIONS:
   Loss from disposal of discontinued operations .........      (441,328)             -       (441,328)             -
   Loss from discontinued operations .....................      (211,905)             -       (313,125)             -
                                                            ------------   ------------   ------------   ------------

        Total Loss from Discontinued Operations ..........      (653,233)             -       (754,453)             -
                                                            ------------   ------------   ------------   ------------

LOSS BEFORE MINORITY INTEREST, ...........................    (1,250,736)      (474,498)    (2,396,247)      (612,287)

MINORITY INTEREST IN (LOSS) INCOME OF SUBSIDIARY .........          (138)           129            657           (834)
                                                            ------------   ------------   ------------   ------------

NET LOSS .................................................    (1,250,874)      (474,369)    (2,395,590)      (613,121)

BENIFICIAL CONVERSION FEATURE-PREFERRED STOCK ............             -       (500,000)             -       (500,000)
                                                            ------------   ------------   ------------   ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS .............  $ (1,250,874)  $   (974,369)  $ (2,395,590)  $ (1,113,121)
                                                            ============   ============   ============   ============


BASIC AND DILUTED LOSS PER COMMON SHARE:
   Loss from continuing operations .......................  $      (0.01)  $      (0.02)  $      (0.03)  $      (0.03)
   Loss from discontinued operations .....................         (0.01)             -          (0.01)             -
                                                            ------------   ------------   ------------   ------------

   Net loss per common share .............................  $      (0.02)  $      (0.02)  $      (0.04)  $      (0.03)
                                                            ============   ============   ============   ============


    Weighted Common Shares Outstanding - Basic and Diluted    59,690,756     40,641,580     58,056,258     40,125,138
                                                            ============   ============   ============   ============

                                    See notes to consolidated financial statements

                                                          -4-

                                    GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Six Months Ended
                                                                                                   March 31,
                                                                                        -----------------------------
                                                                                            2005              2004
                                                                                        -----------       -----------
                                                                                        (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations ............................................      $(1,641,137)      $  (613,121)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization ................................................            7,864            12,762
    Gain on sale of marketable securities ........................................                -           (13,999)
    Common stock issued and forgiveness of subscription for severance ............           88,125                 -
    Settlement income ............................................................                -          (196,650)
    Severance expense ............................................................          121,608                 -
    Stock-based compensation .....................................................          674,824           502,951
    Loss on disposal of property and equipment ...................................                -             2,984
    Minority interest ............................................................             (862)              834
    Marketable securities received for services ..................................         (114,000)                -
    Marketable securities distributed for settlement .............................           22,800                 -
  Changes in assets and liabilities:
    Accounts receivable ..........................................................         (233,692)         (336,470)
    Inventories ..................................................................           63,639            51,379
    Prepaid and other current assets .............................................          (38,659)          (28,005)
    Other assets .................................................................            8,333            41,001
    Accounts payable and accrued expenses ........................................          311,601           385,234
    Deferred revenue .............................................................          (25,000)          (72,500)
                                                                                        -----------       -----------

  Net cash used in continuing operations activities ..............................         (754,556)         (263,600)
                                                                                        -----------       -----------

  Loss from discontinued operations ..............................................         (754,453)                -
  Adjustments to reconcile loss from discontinued
   operations to net cash used in discontinued operating activities:
    Impairment of assets .........................................................          441,328                 -
    Net increase in net liabilities of discontinued operations ...................          108,399                 -
                                                                                        -----------       -----------

  Net cash used in discontinued operations .......................................         (204,726)                -
                                                                                        -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES ............................................         (959,282)         (263,600)
                                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities ....................................                -           233,551
  Capital expenditures ...........................................................           (2,778)           (6,941)
                                                                                        -----------       -----------

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES ........................           (2,778)          226,610
                                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock,net ......................................                -         1,902,475
  Proceeds from notes payable ....................................................                -            97,172
  Due to related parties .........................................................         (172,873)           13,207
  Proceeds from exercise of stock options ........................................           25,983           315,550
                                                                                        -----------       -----------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES ........................         (146,890)        2,328,404
                                                                                        -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH ..........................................                -              (421)
                                                                                        -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................       (1,108,950)        2,290,993

CASH AND CASH EQUIVALENTS - beginning of year ....................................        1,678,739           184,798
                                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS - end of period ........................................      $   569,789       $ 2,475,791
                                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

    Cash paid for:
     Interest ....................................................................      $         -       $         -
                                                                                        ===========       ===========
     Income taxes ................................................................      $         -       $         -
                                                                                        ===========       ===========

    Noncash investing and financing activities:
     Common stock issued for accrued salary and debt .............................      $         -       $   101,533
                                                                                        ===========       ===========
     Common stock issued for deferred compensation ...............................      $   888,750       $         -
                                                                                        ===========       ===========

                                    See notes to consolidated financial statements.

                                                          -5-

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Genesis Technology Group, Inc. (the "Company" or "Genesis") is a business development firm that specializes in assisting small and mid-sized companies in entering the Chinese market. The Company currently owns 80% of a Company in China (Shanghai Chorry Technology Development Company, Ltd. "Chorry") and 60% of a Florida company (Extrema, LLC), both of which sell computer hardware and peripherals, and derives approximately 99% of its revenues from the sale of computer hardware and peripherals. The Company's strategy includes marketing itself as a resource for small and mid-sized companies in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. The strategy envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries.

Recently, the Company incorporated a new subsidiary, Genesis (Hong Kong) OEM Direct, Ltd. (`GHK'). GHK's purpose is to consolidate certain sales channels and related trading activities of the Company. GHK leverages its position as first-tier distributor and its access to superior technology to develop and market LCD,s and LCD products. GHK is engaged in the IT products business and specializes in sale and export LCD products such as Panel PC's and LCD Monitors. The business relies on its close cooperation with numerous OEMs to offer high quality LCD products at the lowest cost. GHK has the advantage of a direct sales network, which bypasses several layers of middlemen and trading companies, to deliver the best products at the best prices. GHK can also accommodate Genesis clients in consummating transactions with the assistance of its banking relationship with Standard & Chartered Bank.

On May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema because of (a) the disappointing performance of Extrema including continuing operating losses; (b) the Company's lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable (See Note 4); and (c) the Company's decision to consolidate all trading and sourcing activities into its new subsidiary , GHK, located in Hong Kong.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2004 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending September 30, 2005.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At March 31, 2005, there were options and warrants to purchase 10,140,406 shares of common stock, which could potentially dilute future earnings per share.

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2005, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.28 RMB.

The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and the average rate of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2005 were not material.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the six months ended March 31, 2005 and 2004:

                                                      2005         2004
                                                  -----------   ---------

      Net loss as reported .....................  $(2,395,590)  $(613,121)

      Less: stock-based employee compensation
      included in reported net loss ............       32,452     124,650
      Add: stock-based employee compensation
      expense determined under fair-value based
      method, net of related tax effect ........      (57,655)    (82,743)
                                                  -----------   ---------

      Pro forma net loss .......................  $(2,420,793)  $(572,214)
                                                  ===========   =========

      Basic loss per share:
         As reported ...........................  $      (.04)  $    (.03)
                                                  ===========   =========
         Pro forma .............................  $      (.04)  $    (.03)
                                                  ===========   =========

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at March 31, 2005. All marketable securities are classified as available for sale at March 31, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related party

A minority shareholder of the Company's Chorry subsidiary, advanced $362,319 to this subsidiary for working capital purposes. These advances are non-interest bearing and are payable on demand.

NOTE 3 - SEPARATION AND SEVERANCE AGREEMENT

On December 13, 2004, the Company entered into a Separation and Severance Agreement (the "Agreement") with its former Chairman/President, Dr. James Wang ("Dr.Wang"), Yastock Investment Consulting Company, Limited ("Yastock"), and Shanghai Yastand Information Technology Company, Limited ("Yastand"). The Agreement provides, effective December 13, 2004, the resignation of Dr. Wang as President, Chairman of the Board and as a director of the Company, and the termination of his Employment Agreement dated August 1, 2004, including all rights, benefits and obligations pursuant thereto. The Agreement provided for the following severance provisions:

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005
                                   (UNAUDITED)


NOTE 3 - SEPARATION AND SEVERANCE AGREEMENT (CONTINUED)

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

NOTE 4 - DISCONTINUED OPERATIONS

Effective September 8, 2004, the Company acquired 60% of the common stock of Extrema LLC ("Extrema"), a Miami-based computer hardware wholesaler. On May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema because of (a) the disappointing performance of Extrema including continuing operating losses; (b) the Company's lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable; and (c) the Company's decision to consolidate all trading and sourcing activities into its new subsidiary located in Hong Kong, GHK. Extrema is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005
                                   (UNAUDITED)

NOTE 4 - DISCONTINUED OPERATIONS (CONTINUED)

The assets and liabilities of Extrema are presented in the balance sheet under the captions "Net liabilities of discontinued operation". The carrying amounts of the major classes of these assets and liabilities as of March 31, 2005 are summarized as follows:

         Accounts receivable, net .......................    $  30,604
         Accounts payable and accrued expenses ..........     (239,576)
                                                             ---------

         Net liabilities of discontinued operation ......    $(208,972)
                                                             =========

The following table sets forth, for the periods indicated, selected financial data of the Company's discontinued operation.

                                                            Six Months Ended
                                                                 March 31,
                                                        ------------------------
                                                            2005         2004
                                                        -----------   ----------

         Revenue .....................................  $ 1,875,380   $        -
         Cost of Sales ...............................    1,886,524            -
                                                        -----------   ----------
         Gross Profit (loss) .........................      (11,144)           -
         Expenses ....................................      301,981            -
                                                        -----------   ----------

         Loss from discontinued operations ...........     (313,125)           -

         Loss from disposal of discontinued operations     (441,328)           -
                                                        -----------   ----------

         Total loss from discontinued operations .....  $  (754,453)  $        -
                                                        ===========   ==========

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005
                                   (UNAUDITED)

NOTE 5 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended March 31, 2005 and 2004, the Company operated in two reportable business segments - (1) sale of computer equipment and accessories and (2) business development services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the six months ended March 31, 2005 and 2004 is as follows:

                                         FOR THE SIX MONTHS   FOR THE SIX MONTHS
                                                ENDED                ENDED
                                           MARCH 31, 2005       MARCH 31, 2004
                                         ------------------   ------------------
                                             (UNAUDITED)          (UNAUDITED)
                           NET REVENUES:
      Computer Equipment and Accessories    $ 12,231,661         $ 12,567,981
                     Consulting Services         139,087              353,575
                                            ------------         ------------

                Consolidated Net Revenue      12,370,748           12,921,556
                                            ------------         ------------

   COST OF SALES AND OPERATING EXPENSES:
      Computer Equipment and Accessories      12,227,982           12,563,462
                     Consulting Services       1,777,225            1,139,786
                           DEPRECIATION:
      Computer Equipment and Accessories           4,584                4,323
                     Consulting Services           3,280                8,439
              INTEREST (EXPENSE) INCOME:
      Computer Equipment and Accessories          (2,381)               3,976
                     Consulting Services           2,910               (5,131)
                DISCONTINUED OPERATIONS:
      Computer Equipment and Accessories        (754,453)                   -
                      NET INCOME (LOSS):
      Computer Equipment and Accessories    $   (757,082)        $      3,338
                     Consulting Services      (1,638,508)            (616,459)
                                            ------------         ------------

                               NET  LOSS    $ (2,395,590)        $   (613,121)
                                            ============         ============

TOTAL ASSETS AT MARCH 31, 2005 AND 2004:
      Computer Equipment and Accessories    $  1,301,341         $  1,147,668
                     Consulting Services         898,660            2,584,020
                                            ------------         ------------

                Consolidated Asset Total    $  2,200,001         $  3,731,688
                                            ============         ============

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005
                                   (UNAUDITED)

NOTE 5 - SEGMENT INFORMATION (CONTINUED)

For the six months ended March 31, 2005 and 2004, the Company derived approximately 99% and 97% of its revenue from its subsidiaries located in the People's Republic of China, respectively. Sales and identifiable assets by geographic areas for the six months ended March 31, 2005 and 2004 and as of March 31, 2005, respectively, were as follows:

                                       Revenues
                             -----------------------------
                                For the Six Months Ended     Identifiable Assets
                                       March  31,               at March  31,
                                 2005              2004              2005
                             -----------       -----------       -----------
United States ............   $   139,087       $   375,044       $   898,660
China ....................    12,231,661        12,546,512         1,301,341
                             -----------       -----------       -----------
    Total ................   $12,370,748       $12,921,556       $ 2,200,001
                             ===========       ===========       ===========

Currently, the Company's revenues are primarily derived from sale of computer equipment and accessories to customers in the People's Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

NOTE 6 - LOAN PAYABLE

The Company's Chinese subsidiary, Chorry, entered into a loan agreement with a Chinese bank to borrow $120,773. The loan bears interest at a rate of 5.85% per annum and is payable prior to March 25, 2006.

NOTE 7 - STOCKHOLDERS' EQUITY

COMMON STOCK

On October 1, 2004, in connection with an employment agreement, the Company issued 1,000,000 shares of common stock to an executive. The Company valued these common shares at the fair market value on the dates of grant of $.175 per share or $170,000 based on the trading price of common shares. Accordingly, the Company recorded stock based compensation of $85,000 and deferred compensation of $85,000 which will be amortized over the remaining service period.

For the three months ended December 31, 2004, in connection with the exercise of stock options, the Company issued 463,889 shares of common stock to employees for net proceeds of $25,983 and the reduction of a subscription payable of $850.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005
                                   (UNAUDITED)

NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

On November 1, 2004, in connection with two employment agreements, the Company issued 6,250,000 shares of restricted common stock to executives. The Company valued these common shares at the fair market value on the dates of grant of $.115 per share or $718,750 based on the trading price of common shares. Accordingly, the Company recorded stock-based compensation expense of $299,479 and deferred compensation of $419,271 which will be amortized over the remaining service period.

On December 13, 2004, in connection with a severance and separation agreement, the Company issued 562,500 shares of the Company's common stock pursuant to the Company's 2004 Stock Option Plan. The Company valued these common shares at the fair market value on the dates of grant of $.11 per share or $61,875 based on the trading price of common shares and recorded settlement expense of $61,875.

On February 3, 2005, the Company issued 343,706 shares of common stock to two executives. The Company valued these common shares at the fair market value on the dates of grant of $.085 per share or $29,215 based on the trading price of common shares. Accordingly, for the six months ended March 31, 2005, the Company recorded stock-based compensation expense of $29,215.

On March 2, 2005, the Company issued 312,866 shares of common stock to two executives. The Company valued these common shares at the fair market value on the dates of grant of $.09 per share or $28,158 based on the trading price of common shares. Accordingly, for the six months ended March 31, 2005, the Company recorded stock-based compensation expense of $28,157.

STOCK OPTIONS AND WARRANTS

During the three months ended December 31, 2004 , 604,319 options were granted to an employee of the Company with an exercise price of $.06 per share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded stock-based compensation of $32,452 during the three months ended December 31, 2004 under the intrinsic value method of APB 25.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005
                                   (UNAUDITED)

NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

A summary of outstanding options and warrants at March 31, 2005 are as follows:

                                                    Number of       Weighted
                                                   Options and      Average
                                                    Warrants     Exercise Price
         Stock options and warrants
         --------------------------
         Balance at October  1, 2004               10,699,976       $ 0.180
         Granted                                      604,319         0.060
         Exercised                                   (463,889)        0.058
         Forfeited                                   (700,000)            -
         Balance at  March 31, 2005                10,140,406       $ 0.126
                                                   ==========       =======

         Options exercisable at end of period      10,140,406       $ 0.126
                                                   ==========       =======
         Weighted average fair value of options
         granted during the period                                  $ 0.060

The following table summarizes information about employee stock options and consultant warrants outstanding at March 31, 2005:

                                                         Options and Warrants
          Options and Warrants Outstanding                     Exercisable
----------------------------------------------------   -------------------------
                               Weighted
                                Average     Weighted                    Weighted
 Range of        Number        Remaining     Average       Number       Average
 Exercise    Outstanding at   Contractual   Exercise   Exercisable at   Exercise
  Price      March 31, 2005      Life         Price    March 31, 2005    Price
----------   --------------   -----------   --------   --------------   --------
$     2.25        150,000     0.75 Years     $ 2.25         150,000      $ 2.25
 0.23-0.34        861,034     2.50 Years       0.30         861,034        0.30
 0.12-0.15        540,000     3.10 Years       0.14         540,000        0.14
 0.05-0.10      8,589,372     3.50 Years       0.07       8,589,372        0.07
             --------------                 --------   --------------   --------
               10,140,406                    $ 0.126     10,140,406      $ 0.126
             ==============                 ========   ==============   ========

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005
                                   (UNAUDITED)

NOTE 8 - GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. During the six months ended year ended March 31, 2005, the Company incurred net losses of $2,395,590 and had negative cash flows from operations in the amount of $959,282. While the Company is attempting to increase sales and to reduce expenses, the growth of revenues and the reduction of expenses has not been significant enough to support the Company's daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume, to decrease expenses and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 9 - SUBSEQUENT EVENT

In April 2005, the Company entered into an operating lease for its new corporate headquarters in Boca Raton, Florida that expires is May 2008. Monthly rent under this operating is approximately $3,500 per month plus common expenses and is subject to certain escalation clauses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We are a business development firm that specializes in assisting small and mid-sized companies in entering the Chinese market. We currently own 80% of a Company in China (Shanghai Chorry Technology Development Company, Ltd. "Chorry") and 60% of a Florida company (Extrema LLC), both of which sell computer hardware and peripherals, and derives approximately 99% of its revenues from the sale of computer hardware and peripherals. The Company's strategy includes marketing itself as a resource for small and mid-sized companies in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. The strategy envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries.

Recently, the Company incorporated a new subsidiary, Genesis (Hong Kong) OEM Direct, Ltd. (`GHK'). GHK purpose is to consolidate certain sales channels and related trading activities. GHK leverages its position as first-tier distributor and its access to superior technology to develop and market LCD monitors and LCD products. GHK is engaged in the IT products business and specializes in sale and export LCD products such as Panel PC's and LCD Monitors. The business relies on its close cooperation with numerous OEMs to offer high quality LCD products at the lowest cost. GHK has the advantage of a direct sales network, which bypasses several layers of middlemen and trading companies, to deliver the best products at the best prices. Currently, GHK has no revenues.

The electronics market appears to be quite stable. However, profitability is difficult to achieve due to low margins, which are prevalent in this industry. Our revenues have remained constant. However, the cost of business is of increasing concern. If we cannot generate better margins and profits, we will act judiciously and consider selling our ownership in Chorry. Globally, electronics are increasingly competitive. We feel the best opportunities for Genesis and our shareholders may lay in other compelling industries.

On May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema because of (a) the disappointing performance of Extrema including continuing operating losses; (b) the Company's lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable; and (c) the Company's decision to consolidate all trading and sourcing activities into its new subsidiary located in Hong Kong, GHK.

We are currently evaluating our Chorry subsidiary and we may decide to sell this subsidiary in the near future. Our decision will be based on factors such as:

      o  Ability of Chorry to increase gross profit margins.

      o Ability of Chorry to increase revenues enough to be become more profitable.

      o Cost/benefit relationship of maintaining Chorry as a subsidiary. Currently, we incur professional fees related to Chorry associated with our SEC filings and we incur additional administrative expenses to maintain this subsidiary.

      o  Interest in purchasing Chorry from qualified parties.

Our 60% owned subsidiary, Extrema LLC, ceased U.S. operations which will contribute to the costs savings. For the six months ended March 31, 2005, Extrema is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation. In connection with the closing of Extrema, we recorded a loss from discontinued operations of $754,453, including an operating loss attributable to Extrema of $313,125.

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

We are engaged in a series of discussions for the purpose of entering into technology and sales alliances or possible acquisitions. Such discussions are ongoing and the Company anticipates that these negotiations will lead to the consummation of several critical contracts, agreements and/or alliances in the foreseeable future that will provide the Company with the ability to increase revenues and attain profitability through fiscal year 2005 and thereafter. While the Company has not signed any definitive agreements, the Company is actively seeking acquisitions or business opportunities to, among other things, increase revenues and improve stockholder value, which businesses or lines of business may or may not relate to the current core business of the Company.

We intend to continue to pursue acquisitions that we believe could complement or expand our business, or augment our market coverage. We seek companies or product lines that we believe have consistent historical cash flow and brand growth potential and can be purchased at a reasonable price. We also may acquire businesses that we feel could provide us with important relationships or otherwise offer us growth opportunities. We plan to fund our future acquisitions through bank financing, seller debt or equity financing and public or private equity financing. Although we are actively seeking acquisitions that will expand our existing products or add new lines of business, as of the date of this we have no agreements with respect to any such acquisitions, and there can be no assurance that we will be able to identify and acquire such businesses or obtain necessary financing on favorable terms. While we are seeking acquisitions that we believe would improve our financial results, a completed acquisition may not provide the anticipated financial results, thus leading to continuing net losses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

FOREIGN EXCHANGE CONSIDERATIONS

Because revenues from our operations in the PRC accounted for approximately 98% and 96% of our consolidated net revenues for the six months ended March 31, 2005 and for the fiscal year ended September 30, 2004, respectively, how we report net revenues from our PRC-based companies is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the respective balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at each of March 31, 2005 and 2004 was not material.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO SIX MONTHS ENDED MARCH 31, 2004

The following discussion relates to our consolidated results of operations. Further discussion and analysis of operating results follows and is discussed by segment.

Revenues

For the six months ended March 31, 2005, we had consolidated revenues of $12,370,748 as compared to $12,921,556 for the six months ended March 31, 2004, a decrease of $550,808 or 4.3%. This decrease resulted from a decrease in revenues from our computer hardware and accessories and a decrease in our business development segment as discussed below.

Cost of Sales

For the six months ended March 31, 2005, cost of sales was directly related to our computer equipment and accessories segment and amounted to $11,946,293 as compared to $12,317,205 for the six months ended March 31, 2004. This decrease resulted substantially from decreased revenues from our computer segment and is outlined below.

Operating Expenses

For the six months ended March 31, 2005, operating expenses which include consulting fees, rent, salaries and non-cash compensation, depreciation expense and other selling, general and administrative, were $2,066,778 compared to $1,398,805 for the six months ended March 31, 2004, an increase of $667,973 or 47.8%. As discussed below, increases in operating expenses were attributable to the recording of non-cash compensation in connection with the granting of stock and stock options to officers and employees and the amortization of deferred compensation, and the recording of severance expense related to a severance and separation agreement that we signed with a former officer/director of the Company. During the six months ended March 31, 2005, travel related expenses increased due to increased travel to China as well as increased marketing costs associated with our Chinese round table events, and increased administrative and office expenses due to increased operations. Additionally, professional fee expenses increased attributable to legal and accounting expenses incurred in connection with our audits of our annual financial statements. Non-cash compensation increased due to the issuance of 7,250,000 restricted common shares to executives in October and November 2004, which have been valued at the fair market value on the dates of grant of $.115 to $.17 per share or $888,750 based on the trading price of common shares and which will be amortized over the service period. Additionally, at March 31, 2005, we had deferred compensation of $577,188, which will be amortized into expense during fiscal 2005.

Loss from sale/disposal of marketable securities

For the six months ended March 31, 2005, we recorded no gain or loss from the sale of marketable securities as compared to $(13,333) loss for the six months ended March 31, 2004.

Settlement income

On December 31, 2003, we settled our litigation against Innova Holdings, Inc. (formerly Hy-Tech Technology Group, Inc.) ("Innova"). The Settlement Agreement resulted in us accepting 3,750,000 common shares of restricted Innova stock (OTCBB: IVHG). In a related matter, we conveyed 300,000 of those shares to Elite Financial Communications Group, which had initially introduced us to key principals among the IVHG parties. As of March 31, 2005, Genesis still owned the entire 3,450,000 of IVHG, which is now free trading. In connection with the settlement, we recorded settlement income of $196,650 based on the fair market value of 3,450,000 net shares that we received.

Interest expense, net

Interest income (expenses) net was $529 for the six months ended March 31, 2005 as compared to interest expense, net of $(1,150) for the six months ended March 31, 2004.

Loss from discontinued operations

For the six months ended March 31, 2005, we recorded a loss from discontinued operations of $754,453 associated with the closure of our Extrema subsidiary. On May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema because of (a) the disappointing performance of Extrema including continuing operating losses; (b) the Company's lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable; (c) and we moved and consolidated all trading and sourcing activities into our new Genesis Hong Kong OEM Direct branch.. In connection with the closure of Extrema LLC, we wrote off intangible assets and property equipment amounting to $441,328 that were impaired due to the closure. Additionally, we incurred operating losses of $313,125 related to this discontinued operation.

OVERALL

We reported a net loss for the six months ended March 31, 2005 of $2,395,590 compared to a net loss for the six months ended March 31, 2004 of $613,121. This translates to an overall per-share loss available to shareholders of $.04 for the six months ended March 31, 2005 compared to per-share loss of $.03 for three months ended March 31, 2004.

RESULTS OF OPERATIONS BY SEGMENT:

Computer Equipment and Accessories Segment

         Revenues for the six months ended March 31, 2005 were $12,231,661 as compared to $12,567,981 for the six months ended March 31, 2004, a decrease of $336,320 or 2.7%. This decrease in sales mainly resulted from a decrease in demand from the China markets.

         Cost of sales for Chorry for the six months ended March 31, 2005 amounted to $11,946,293 or 97.7% of net sales as compared to $12,317,205 or 98% of net sales for the six months ended March 31, 2004, a decrease of $370,912 or 3%. This translates in a gross profit margin of 2.3% and 2% for the six months ended March 31, 2005 and 2004, respectively. We expect to continue to experience low gross profit margins on our products sales.

         For the six months ended March 31, 2005, we incurred operating expenses of $286,273 compared to $249,415 for the six months ended March 31, 2004, an increase of $36,858 or 14.8% and consisted of the following:

                                                    2005       2004
                                                 ---------  ---------

Salaries                                         $  82,866  $  72,537
Rent                                                84,927     75,602
Other selling, general and administrative          118,480    101,276
                                                 ---------  ---------

     Total operating expenses                    $ 286,273  $ 249,415
                                                 =========  =========

         During the six months ended March 31, 2005, we incurred additional rent of $9,325 due to our growing need for warehouse space. Additionally, during the six months ended March 31, 2005, we incurred increased salary expenses of $10,329 due to increases in our workforce. Other selling, general and administrative expenses incurred by Chorry increased by $17,204 due to an increase in freight charges, technology expenses and general administrative expenses.

Consulting Services Segment

         Revenue for the six months ended March 31, 2005 was $139,087 as compared to $353,575 for the six months ended March 31, 2004, a decrease of $214,488 or 61%. During the six months ended March 31, 2005, we spent a substantial amount of time on administrative tasks related to a severance and separation agreement that was executed in December 2004 as well as issues related to our discontinued Extrema subsidiary. This diversion of time had a negative effect on our consulting revenues. We expect our revenues to increase during fiscal 2005 as we refocus our attention.

         For the six months ended March 31, 2005, we incurred operating expenses of $1,780,505 as compared to $1,148,225 for the six months ended March 31, 2004, an increase of $632,280 or 55%. For the six months ended March 31, 2005, operating expenses consisted of rent of $42,726, consulting fees of $70,514, salaries and non-cash compensation of $943,579, severance expense of $329,343, and other selling, general and administrative expenses of $394,343. For the six months ended March 31, 2004, operating expenses consisted of rent of $34,122, consulting fees of $179,483, salaries and non-cash compensation of $652,718, other selling, general and administrative expenses of $281,902.

         The increase in operating expenses was primarily attributable to the following:

         * Our consulting expense decreased to $70,514 for the six months ended March 31, 2005 from $179,483 for the six months ended March 31, 2004. The decrease was due to decreased non-cash consulting expenses recorded during the six months ended March 31, 2005 in connection with the grant of stock options to consultants for services rendered. For the six months ended March 31, 2005, non-cash consulting expense amounted to $0 as compared to $38,000 in the 2004 period. Additionally, during the six months ended March 31, 2004, we transferred to consultants 165,000 common shares received by a client for work performed and accordingly recorded consulting expense of $107,750 related to the transfer of these shares.

         * Salaries and non-cash compensation expense increased to $943,579 for the six months ended March 31, 2005 from $652,718 for six months ended March 31, 2004, an increase of $290,861 or 44.6%. The increase in salaries and non-cash compensation expense was attributable to the recording of non-cash compensation in connection with the granting of stock and stock options to officers and employees and the amortization of deferred compensation which accounted for approximately $210,000 of the increase. The remaining increase was attributable to an increase in staff and an increase in executive salaries.

         * During the six months ended March 31, 2005, we recorded severance expense of $332,533 related to a severance and separation agreement we signed with a former officer/director of the Company. In connection with this agreement, we paid cash of $100,000, issued common shares with a value of $61,875, reduced a subscription receivable of $26,250, distributed marketable securities with a value of $22,800, and incurred severance expense of $121,608 related to the distribution of the net assets of Yastock.

         * Other selling, general and administrative expenses increased to $394,343 for the six months ended March 31, 2005 from $281,902 for the six months ended March 31, 2004, an increase of $112,441 or 39.9%. Travel related expenses increased by $2,535 or 6% to $44,652 for the six months ended March 31, 2005 as compared to $42,118 and related to increased travel to China. We incurred increased marketing costs associated with our Chinese round table events, and increased administrative and office expenses due to increased operations.

         For the six months ended March 31, 2005, we incurred interest income, net of $2,910 as compared to interest expense of $(5,126) for the six months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, we had a cash balance of $569,789. As of March 31, 2005, our cash position by geographic area is as follows:

         United States    $  365,771
         China               204,018
                          ----------
         Total            $  569,789
                          ==========

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

         Net cash used in operations was $(959,282) for the six months ended March 31, 2005 as compared to net cash used in operations of $(263,600) for the six months ended March 31, 2004. For the six months ended March 31, 2005, we used cash to fund our net loss of $2,395,590 ($1,641,137 from continuing operations and $754,453 from discontinued operations) and recorded income from the receipt of marketable securities for services of $114,000 offset by non-cash items such as stock-based compensation of $674,824, depreciation and amortization expense of $7,864, and settlement expense of $232,533, impairment losses related to our discontinued operations of $441,328, as well as changes in assets and liabilities of $194,621. For the six months ended March 31, 2004, we used cash to fund our net loss of $613,121 offset by non-cash items such as stock-based compensation of $502,951 ,depreciation expenses of $12,762 and settlement income of $(196,650) as well as changes in assets and liabilities of $40,639.

         Net cash used in investing activities for the six months ended March 31, 2005 was $2,778 as compared to net cash provided by investing activities for the six months ended March 31, 2004 of $226,610. For the six months ended March 31, 2005, we used cash for capital expenditures of $2,778. For the six months ended March 31, 2004, we received cash from the sale of marketable securities of $233,551 offset by cash used for capital expenditures of $(6,941).

         Net cash used in financing activities was $146,890 for the six months ended March 31, 2005 as compared to net cash provided by financing activities of $ 2,328,404 for the six months ended March 31, 2004. For the six months ended March 31, 2005, net cash used in financing activities related primarily to the repayment of related party advances of $172,873 offset by proceeds received from the exercise of stock options of $25,983. For the six months ended March 31, 2004, net cash provided by financing activities related primarily to proceeds from the exercise of stock options and related party loans of $315,550 and $13,207, respectively, proceeds from the sale of preferred stock of $1,902,475 and proceeds from notes payable of $97,172.

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

         Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at March 31, 2005. All marketable securities are classified as available for sale at March 31, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

         In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

OPERATING RISK

(a) Country risk

Currently, the Company's revenues are primarily derived from the sale of computer equipment and accessories to customers in the People's Republic of China (PRC) and to customers in Brazil. The Company hopes to expand its operations to countries outside the PRC and Brazil, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC and Brazil could have a material adverse effect on the Company's financial condition.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Effective September 8, 2004, the Company acquired 60% of the common stock of Extrema LLC ("Extrema"), a Miami-based computer hardware wholesaler. On May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema because of (a) the disappointing performance of Extrema including continuing operating losses; (b) the Company's lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable; and (c) the Company's decision to consolidate all trading and sourcing activities into its new subsidiary located in Hong Kong, GHK.

         Extrema is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation. For the six months ended March 31, 2005, we recorded a loss from discontinued operations of $754,453 associated with the closure of our Extrema subsidiary. In connection with this closure, we wrote off intangible assets and property equipment amounting to $441,328 that were impaired due to the closure. Additionally, we incurred operating losses of $313,125 related to this discontinued operation.

Item 6.  Exhibits

Exhibit
Number            Description
-------           -----------

31.1              Rule 13a - 14(a)/15d-14(a) Certification of the Chief
                  Executive Officer *

31.2              Rule 13a - 14(a)/15d-14(a) Certification of the Chief
                  Financial Officer *

32.1              Certification of Chief Executive Officer Certification under
                  Section 906 *

32.2 Certification of Principal Financial and Accounting Officer Certification under Section 906 *
_________
* Filed herein

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on May 23, 2005.

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