Form 10QSB
period 2005-06-30
GENESIS TECHNOLOGY GROUP INC
filed 2005-08-22
CIK 1091164

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 12, 2005, there were 64,438,471 outstanding shares of common stock, $.001 par value per share.

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET June 30, 2005 (Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$271,583
Marketable equity securities	341,953
Accounts receivable (net of allowance for doubtful accounts of $0)	388,192
Inventories	379,105
Prepaid expenses and other	394,965

Total Current Assets	1,775,798

PROPERTY AND EQUIPMENT - Net	119,776

OTHER ASSETS:
Goodwill	5,651
Other assets	144,156

Total Other Assets	149,807

Total Assets	$2,045,381

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Loan payable	$120,773
Accounts payable and accrued expenses	457,385
Deferred revenue	18,333
Net liabilities of discontinued operations	163,709
Due to related party	362,318

Total Current Liabilities	1,122,518

MINORITY INTEREST	75,971

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized)
Convertible preferred stock Series A ($.001 Par Value; 218,000 Shares Authorized;
97,500 shares issued and outstanding)	97
Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
64,438,471 shares issued and outstanding)	64,438
Additional paid-in capital	19,744,514
Accumulated deficit	(18,592,073)
Less: Deferred compensation	(323,188)
Accumulated other comprehensive loss	(46,896)

Total Shareholders' Equity	846,892

Total Liabilities and Shareholders' Equity	$2,045,381

See notes to consolidated financial statements

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$6,606,342	$5,133,828	$18,977,090	$18,055,384

COST OF SALES	6,239,852	4,932,638	18,186,145	17,249,843

GROSS PROFIT	366,490	201,190	790,945	805,541

OPERATING EXPENSES:
Consulting	92,240	4,103	162,754	183,586
Salaries and non-cash compensation	524,656	331,304	1,551,101	1,056,559
Severance expense	-	-	329,343	-
Selling, general and administrative	220,395	219,072	860,871	713,139

Total Operating Expenses	837,291	554,479	2,904,069	1,953,284

LOSS FROM OPERATIONS	(470,801)	(353,289)	(2,113,124)	(1,147,743)

OTHER INCOME (EXPENSE):
Loss from sale of marketable securities	-	-	-	(13,333)
Settlement income	-	-	-	196,650
Interest income	3,316	251	3,316	256
Interest expense	(2,786)	(7,245)	(2,786)	(8,400)

Total Other Income (Expense)	530	(6,994)	530	175,173

LOSS BEFORE DISCONTINUED OPERATIONS, INCOME TAXES AND MINORITY INTEREST	(470,271)	(360,283)	(2,112,594)	(972,570)

DISCONTINUED OPERATIONS:
Income (loss) from disposal of discontinued operations	63,982	-	(377,346)	-
Loss from discontinued operations	(28,697)	-	(341,822)	-

Total Loss from Discontinued Operations	35,285	-	(719,168)	-

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(434,986)	(360,283)	(2,831,762)	(972,570)

PROVISION FOR INCOME TAXES	(72,285)	-	(72,285)	-

LOSS BEFORE MINORITY INTEREST	(507,271)	(360,283)	(2,904,047)	(972,570)

MINORITY INTEREST IN INCOME OF SUBSIDIARY	(25,691)	(269)	(25,034)	(1,103)

NET LOSS	(532,962)	(360,552)	(2,929,081)	(973,673)

BENEFICIAL CONVERSION FEATURE-PREFERRED STOCK	-	-	-	(500,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(532,962)	$(360,552)	$(2,929,081)	$(1,473,673)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Loss from discontinued operations	0.00	-	(0.01)	-

Net loss per common share	$(0.01)	$(0.01)	$(0.05)	$(0.03)

Weighted Common Shares Outstanding - Basic and Diluted	63,484,407	46,258,613	59,865,641	42,163,168

See notes to consolidated financial statements

Index

GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,209,913)	$(973,673)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	14,895	19,392
Loss on sale of marketable securities	-	13,333
Common stock issued and forgiveness of subscription for severance	88,125	-
Settlement income	-	(196,650)
Severance expense	121,608	-
Stock-based compensation	1,216,093	611,632
Loss on disposal of property and equipment	-	508
Minority interest	25,034	1,103
Marketable securities received for services	(114,000)	(135,082)
Marketable securities distributed for settlement	22,800	107,750
Changes in assets and liabilities:
Accounts receivable	(130,555)	(1,706)
Inventories	(60,440)	(29,194)
Prepaid and other current assets	(182,252)	(387,862)
Other assets	9,583	(3,961)
Accounts payable and accrued expenses	195,422	634,898
Deferred revenue	(32,500)	(77,500)

Net cash used in continuing operations activities	(1,036,100)	(417,012)

Loss from discontinued operations	(719,168)	-
Adjustments to reconcile loss from discontinued
operations to net cash used in discontinued operating activities:
Impairment of assets	441,328	-
Net increase in net liabilities of discontinued operations	63,136	-

Net cash used in discontinued operations	(214,704)	-

NET CASH USED IN OPERATING ACTIVITIES	(1,250,804)	(417,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	233,551
Capital expenditures	(9,461)	(12,433)

NET CASH FLOWS PROVIDED BY (USED IN ) INVESTING ACTIVITIES	(9,461)	221,118

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock,net	-	1,902,475
Proceeds from notes payable	-	97,500
Payments on notes payable-related party	-	(80,000)
Payments on notes payable	-	(120,919)
Due to related parties	(172,874)	13,208
Proceeds from exercise of stock options	25,983	346,324

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(146,891)	2,158,588

EFFECT OF EXCHANGE RATE CHANGES IN CASH	-	(423)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,407,156)	1,962,271

CASH AND CASH EQUIVALENTS - beginning of year	1,678,739	184,798

CASH AND CASH EQUIVALENTS - end of period	$271,583	$2,147,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$2,786	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued for accrued salary and debt	$-	$429,801

See notes to consolidated financial statements.

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Genesis Technology Group, Inc. (the “Company” or “Genesis”) is a business development firm that specializes in assisting small and mid-sized companies in entering the Chinese market. The Company currently owns 80% of Shanghai Chorry Technology Development Company, Ltd. (“Chorry”), a company operating in China which sells computer hardware and peripherals, and 60% of Extrema, LLC. The Company derives approximately 99% of its revenues from the sale of computer hardware and peripherals. The Company's consulting services division provides business development services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing. The Company's strategy includes marketing itself as a resource for small and mid-sized companies in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. The strategy envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries.

In April 2005, the Company incorporated a new subsidiary, Genesis (Hong Kong) OEM Direct, Ltd. (‘GHK’). GHK’s purpose is to consolidate certain sales channels and related trading activities of the Company. Management of the Company believes that GHK will be able to leverage its position as first-tier distributor and its access to superior technology to develop and market LCD,s and LCD products. GHK is engaged in the IT products business and specializes in sale and export LCD products such as Panel PC’s and LCD Monitors. The business will rely upon on its close cooperation with numerous OEMs to offer high quality LCD products at the lowest cost. Management of the Company believes that GHK will have the advantage of a direct sales network, which will bypass several layers of middlemen and trading companies, to deliver the best products at the best prices. Management believes that GHK can also accommodate Genesis clients in consummating transactions with the assistance of its banking relationship with Standard & Chartered Bank.

On May 1, 2005, the shareholders of Extrema, a Miami, Florida based company which sold computer hardware and peripherals, unanimously agreed to discontinue the operations of Extrema because of (a) the disappointing performance of Extrema including continuing operating losses; (b) the Company’s lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable (See Note 4); and (c) the Company’s decision to consolidate all trading and sourcing activities into its new subsidiary, GHK, located in Hong Kong.

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2004 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending September 30, 2005.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At June 30, 2005, there were options and warrants to purchase 9,990,466 shares of common stock, which could potentially dilute future earnings per share.

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

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation (continued)

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2005, the exchange rate for the Chinese Renminbi (RMB) was $1.00 US for 8.28 RMB.

The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and the average rate of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2005 were not material.

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation (continued)

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the nine months ended June 30, 2005 and 2004:

	2005	2004
Net loss as reported	$(2,929,081)	$(973,673)

Less: stock-based employee compensation included in reported net loss	32,452	277,494

Add: stock-based employee compensation expense determined under fair-value based method, net of related tax effect	(57,655)	(189,309)

Pro forma net loss	$(2,954,284)	$(885,488)

Basic loss per share:
As reported	$(.05)	$(.03)
Pro forma	$(.05)	$(.03)

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at June 30, 2005.  All marketable securities are classified as available for sale at June 30, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related party

In fiscal 2003, a minority shareholder of the Company’s Chorry subsidiary, advanced $362,318 to this subsidiary for working capital purposes. These advances are non-interest bearing and are payable on demand.

NOTE 3 - SEPARATION AND SEVERANCE AGREEMENT

On December 13, 2004, the Company entered into a Separation and Severance Agreement with its former Chairman/President, Dr. James Wang, Yastock Investment Consulting Company, Limited ("Yastock"), and Shanghai Yastand Information Technology Company, Limited ("Yastand"). The Separation and Severance Agreement provides, effective December 13, 2004, the resignation of Dr. Wang as President, Chairman of the Board and as a director of the Company, and the termination of his Employment Agreement dated August 1, 2004, including all rights, benefits and obligations pursuant thereto. The agreement provided for the following severance provisions:

(a) The Company transferred its ownership interest in Yastock and Yastand, free and clear of all liens, pledges, hypothecation, option, contract and other encumbrance, to the previous owners. In connection with this transfer, the Company incurred severance expense of $121,608.
(b) Yastock/Yastand shall transfer all rights and privileges of certain agreements to the Company.
(c) The Company issued Dr. Wang 562,500 shares of the Company's common stock pursuant to the Company's 2004 Stock Option Plan, which such shares were registered under an effective registration statement on Form S-8. In connection with issuance of these shares, the Company recorded severance expense of $61,875.
(d) In December 2004, the Company paid Dr. Wang cash of $100,000 which was released from escrow after the Company filed its annual report on Form 10-KSB for the year ended September 30, 2004 with the SEC and the Annual Report was accepted by the SEC Edgar filing system. In connection with this cash payment, the Company recorded severance expense of $100,000.
(e) Dr. Wang will assist the Company in maintaining a positive relationship between the Company and its subsidiary, Chorry.
(f) Dr. Wang's options to purchase 1,500,000 shares of the Company's common stock at an exercise price of .06 cents per share received pursuant to the Employment Agreement and the Company's Non-Qualified Stock Option Plan shall terminate on December 31, 2005, unless exercised prior thereto.
(g) For a period of three years, Dr. Wang, Yastock and Yastand agreed not to (i) without first obtaining the written consent of the Company, directly or indirectly, do business with any of the past or current customers of the Company, or (ii) directly or indirectly, solicit or proposition, or otherwise attempt to induce any of the customers of the Company to terminate their relationships with the Company.

(h) The Company transferred to Yastock 95,000 shares of Dragon International Group Corp. restricted common stock. In connection with the transfer of these shares, the Company recorded severance expense of $22,800.

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

NOTE 4 - DISCONTINUED OPERATIONS

Effective September 8, 2004, the Company acquired 60% of the common stock of Extrema. As described in Note 1, on May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue its operations. Extrema is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

The liabilities of Extrema are presented in the balance sheet under the captions "Liabilities of discontinued operation". The carrying amounts of the major classes of these liabilities as of June 30, 2005 are summarized as follows:

Accounts payable and accrued expenses	163,709

Liabilities of discontinued operation	$163,709

The following table sets forth, for the periods indicated, selected financial data of the Company's discontinued operation.

	Nine Months Ended June 30,
	2005	2004

Revenue	$1,875,627	$-
Cost of Sales	1,868,525	-
Gross Profit	7,102	-
Expenses	348,924	-

Loss from discontinued operations	(341,822)	-

Loss from disposal of discontinued operations	(377,346)	-

Total loss from discontinued operations	$(719,168)	$-

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

NOTE 5 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the periods ended June 30, 2005 and 2004, the Company operated in two reportable business segments - (1) sale of computer equipment and accessories and (2) business development services for small public and private companies regarding public relations, corporate financing, mergers and acquisitions, e-commerce, business operations support and marketing. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the nine months ended June 30, 2005 and 2004 is as follows:

	For the Nine Months Ended June 30, 2005	For the Nine Months Ended June 30, 2004
	(Unaudited)	(Unaudited)
Net revenues:
Computer Equipment and Accessories	$18,828,265	$17,622,779
Consulting Services	148,825	432,605

Consolidated Net Revenue	18,977,090	18,055,384

Cost of sales and operating expenses:
Computer Equipment and Accessories	18,607,153	17,610,781
Consulting Services	2,468,166	1,572,954
Depreciation:
Computer Equipment and Accessories	10,661	6,484
Consulting Services	4,234	12,908
Interest (expense) income:
Computer Equipment and Accessories	(2,381)	-
Consulting Services	2,911	(8,144)
Discontinued operations:
Computer Equipment and Accessories	(719,168)	-
Net Income (Loss):
Computer Equipment and Accessories	$108,628	$4,411
Consulting Services	(3,037,709)	(978,084)

Net Loss	$(2,929,081)	$(973,673)

Total Assets at June 30, 2005 and 2004:
Computer Equipment and Accessories	$1,340,337	$1,196,559
Consulting Services	705,044	2,344,484

Consolidated Asset Total	$2,045,381	$3,541,043

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

NOTE 5 - SEGMENT INFORMATION (continued)

For the nine months ended June 30, 2005 and 2004, the Company derived approximately 99% and 97% of its revenue from its subsidiaries located in the People’s Republic of China, respectively. Additionally, the Company’s cash balances in China amounted to $107,004 or 40% of the Company’s cash balances. Sales and identifiable assets by geographic areas for the nine months ended June 30, 2005 and 2004 and as of June 30, 2005, respectively, were as follows:

Revenues
	For the Nine Months Ended June 30,		Identifiable Assets at June 30,
	2005	2004	2005
United States	$148,825	$451,210	$689,793
China	18,828,265	17,604,174	1,355,588
Total	$18,977,090	$18,055,384	$2,045,381

Currently, substantially all of the Company’s revenues are primarily derived from sale of computer equipment and accessories to customers in the People’s Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

NOTE 6 - LOAN PAYABLE

In fiscal 2002, the Company’s Chinese subsidiary, Chorry, entered into a loan agreement with a Chinese bank to borrow $120,773. The loan bears interest at a rate of 5.85% per annum and is payable prior to March 25, 2006.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common stock

On October 1, 2004, in connection with an employment agreement, the Company issued 1,000,000 shares of common stock to an executive. The Company valued these common shares at the fair market value on the dates of grant of $.175 per share or $170,000 based on the trading price of common shares. Accordingly, the Company recorded stock based compensation of $127,500 and deferred compensation of $42,500 which will be amortized over the remaining service period.

For the three months ended December 31, 2004, in connection with the exercise of stock options, the Company issued 463,889 shares of common stock to employees for net proceeds of $25,983 and the reduction of a subscription payable of $850.

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(UNAUDITED)

NOTE 7 - STOCKHOLDERS’ EQUITY (Continued)

Common stock (continued)

On November 1, 2004, in connection with two employment agreements, the Company issued 6,250,000 shares of restricted common stock to executives. The Company valued these common shares at the fair market value on the dates of grant of $.115 per share or $718,750 based on the trading price of common shares. Accordingly, the Company recorded stock-based compensation expense of $479,167 and deferred compensation of $239,583 which will be amortized over the remaining service period.

On December 13, 2004, in connection with a severance and separation agreement, the Company issued 562,500 shares of the Company's common stock pursuant to the Company's 2004 Stock Option Plan. The Company valued these common shares at the fair market value on the dates of grant of $.11 per share or $61,875 based on the trading price of common shares and recorded settlement expense of $61,875.

On February 3, 2005, the Company issued 343,706 shares of common stock to two executives. The Company valued these common shares at the fair market value on the dates of grant of $.085 per share or $29,215 based on the trading price of common shares. Accordingly, for the nine months ended June 30, 2005, the Company recorded stock-based compensation expense of $29,215.

On March 2, 2005, the Company issued 312,866 shares of common stock to two executives. The Company valued these common shares at the fair market value on the dates of grant of $.09 per share or $28,157 based on the trading price of common shares. Accordingly, for the nine months ended June 30, 2005, the Company recorded stock-based compensation expense of $28,157.

On April 1, 2005, the Company issued 1,626,977 shares of common stock to two executives. The Company valued these common shares at the fair market value on the dates of grant of $.07 per share or $113,888 based on the trading price of common shares. Accordingly, for the nine months ended June 30, 2005, the Company recorded stock-based compensation expense of $113,888.

On April 1, 2005, in connection with an employment agreement, the Company issued 500,000 shares of common stock to a director. The Company valued these common shares at the fair market value on the dates of grant of $.07 per share or $35,000 based on the trading price of common shares. Accordingly, for the nine months ended June 30, 2005, the Company recorded stock-based compensation expense of $35,000.

On April 25, 2005, in connection with a consulting agreement, the Company issued 1,500,000 shares of common stock to a consultant for investor relations services. The Company valued these common shares at the fair market value on the dates of grant of $.061 per share or $91,500 based on the trading price of common shares. Accordingly, for the nine months ended June 30, 2005, the Company recorded stock-based consulting expense of $68,625 and deferred consulting expense of $22,875 to be amortized over the service period.

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(UNAUDITED)

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

On May 31, 2005, the Company issued 763,867 shares of common stock to two executives. The Company valued these common shares at the fair market value on the dates of grant of $.06 per share or $45,832 based on the trading price of common shares. Accordingly, for the nine months ended June 30, 2005, the Company recorded stock-based compensation expense of $45,832.

In May and June 2005, the Company issued 14,973 shares of common stock to two employees. The Company valued these common shares at the fair market value on the dates of grant of $.07 per share or $1,048 based on the trading price of common shares. Accordingly, for the nine months ended June 30, 2005, the Company recorded stock-based compensation expense of $1,048.

For the nine months ended June 30 2005, the Company recorded stock-based compensation of $255,208 from the amortization of deferred compensation.

Stock options and warrants

During the three months ended December 31, 2004, 604,319 options were granted to an employee of the Company with an exercise price of $.06 per share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded stock-based compensation of $32,452 during the nine months ended June 30, 2005 under the intrinsic value method of APB 25.

A summary of outstanding options and warrants at June 30, 2005 are as follows:

	Number of Options and Warrants	Weighted Average Exercise Price
Stock options and warrants
Balance at October 1, 2004	10,699,976	$0.18
Granted	604,319	0.06
Exercised	(463,889)	0.06
Forfeited	(849,940)	(0.34)

Balance at June 30, 2005	9,990,466	$0.126

Options exercisable at end of period	9,990,466	$0.126
Weighted average fair value of options granted during the period		$0.060

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(UNAUDITED)

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

The following table summarizes information about employee stock options and consultant and investor warrants outstanding at June 30, 2005:
Options and Warrants Outstanding				Options and Warrants Exercisable

Range of Exercise Price	Number Outstanding at June 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2005	Weighted Average Exercise Price
$2.25	150,000	0.75 Years	$2.25	150,000	$2.25
0.23-0.34	811,034	2.50 Years	0.30	811,034	0.30
0.12-0.15	540,000	3.10 Years	0.14	540,000	0.14
0.05-0.10	8,489,432	3.50 Years	0.07	8,489,432	0.07
	9,990,466		$0.126	9,990,466	$0.126

NOTE 8 - GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. During the nine months ended year ended June 30, 2005, the Company incurred net losses of $2,929,081 and had negative cash flows from operations in the amount of $1,250,804. While the Company is attempting to increase sales and to reduce expenses, the growth of revenues and the reduction of expenses has not been significant enough to support the Company’s daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume, to decrease expenses and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 9 - OPERATING RISK

(a) Country risk

Currently, the Company's revenues are primarily derived from the sale of computer equipment and accessories to customers in the People’s Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

Index

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2005
(UNAUDITED)

NOTE 9 - OPERATING RISK

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

(d) Our future performance is dependent on its ability to retain key personnel

The Company’s performance is substantially dependent on the performance of our senior management. In particular, the Company's success depends on the continued effort of our Senior Management to maintain all contact with our Chinese subsidiaries. The Company's inability to retain Senior Management could have a material adverse effect on our prospects, businesses, Chinese operations and financial condition.

Index

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We are a business development firm that specializes in assisting small and mid-sized companies in entering the Chinese market. We currently own 80% of Chorry, a Chinese company which sells computer hardware and peripherals, and derive approximately 99% of our revenues from the sale of computer hardware and peripherals. The Company's strategy includes marketing itself as a resource for small and mid-sized companies in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. The strategy envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries. In fiscal 2004 we purchased 60% of Extrema. In May 2005 Extrema ceased U.S. operations which will contribute to the costs savings. For the nine months ended June 30, 2005, Extrema is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation. In connection with the closing of Extrema, we recorded a loss from discontinued operations of $719,168, including an operating loss attributable to Extrema of $341,822.

Recently, in April 2005, we incorporated a new subsidiary, Genesis (Hong Kong) OEM Direct, Ltd. (‘GHK’). GHK purpose is to consolidate certain sales channels and related trading activities. Management believes that GHK will be able to leverages its position as first-tier distributor and its access to superior technology to develop and market LCD monitors and LCD products. GHK, which has not produced any revenues to date, will be engaged in the IT products business and specializes in sale and export LCD products such as Panel PC’s and LCD Monitors. The business will rely on its close cooperation with numerous OEMs to offer high quality LCD products at the lowest cost. Management believes that GHK will have the advantage of a direct sales network, which will bypass several layers of middlemen and trading companies, to deliver the best products at the best prices. We anticipate minimal revenues in the fourth quarter.

The electronics market in China appears to be quite stable. However, profitability is difficult to achieve due to low margins, which are prevalent in this industry. Our revenues have remained constant. However, the cost of business is of increasing concern. If we cannot generate better margins and profits, we will act judiciously and consider selling our ownership in Chorry. Globally, electronics are increasingly competitive. We feel the best opportunities for Genesis and our shareholders may lay in other compelling industries.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

We are currently evaluating our Chorry subsidiary and we may decide to sell this subsidiary in the near future. Our decision will be based on factors such as:

•	Ability of Chorry to increase gross profit margins.
•	Ability of Chorry to increase revenues enough to be become more profitable.
•
Cost/benefit relationship of maintaining Chorry as a subsidiary. Currently, we incur professional fees related to Chorry associated with our SEC filings and we incur additional administrative expenses to maintain this subsidiary.

•	Interest in purchasing Chorry from qualified parties.

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

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

FOREIGN EXCHANGE CONSIDERATIONS

Because revenues from our operations in the PRC accounted for approximately 98% and 96% of our consolidated net revenues for the nine months ended June 30, 2005 and for the fiscal year ended September 30, 2004, respectively, how we report net revenues from our PRC-based companies is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the respective balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at each of June 30, 2005 and 2004 was not material.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005, the PRC reported that it would have its currency pegged to a basket of currencies rather than just tied to a fixed exchange rate to the dollar. It also increased the value of its currency 2% higher against the dollar, effective immediately.

If any devaluation of the Renminbi were to occur in the future, returns on our operations in China, which are expected to be in the form of Renminbi, will be negatively affected upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions, denominated in U.S. dollars, if any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2005 COMPARED TO NINE MONTHS ENDED JUNE 30, 2004

The following discussion relates to our consolidated results of operations. Further discussion and analysis of operating results follows and is discussed by segment.

Revenues

For the nine months ended June 30, 2005, we had consolidated revenues of $18,977,090 as compared to $18,055,384 for the nine months ended June 30, 2004, an increase of $921,706 or 5.1%. This increase resulted from an increase in revenues from our computer hardware and accessories of $1,205,486 and a decrease in our business development segment of $283,780 as discussed below.

Cost of Sales

For the nine months ended June 30, 2005, cost of sales was directly related to our computer equipment and accessories segment and amounted to $18,186,145, or 95.8 % or revenues as compared to $17,249,843, or 95.5% of revenues for the nine months ended June 30, 2004. Overall, we recognized gross margin of 4.20% and 4.50% for the nine months ended June 30, 2005 and 2004, respectively. This increase resulted substantially from increased revenues from our computer segment offset by decrease in revenues from our business development business and is outlined below. Overall, we recognized gross margin of 4.20% and 4.50% for the nine months ended June 30, 2005 and 2004, respectively.

Operating Expenses

For the nine months ended June 30, 2005, operating expenses which include consulting fees, rent, salaries and non-cash compensation, depreciation expense and other selling, general and administrative, were $2,904,069 compared to $1,953,284 for the nine months ended June 30, 2004, an increase of $950,785 or 48.7%. As discussed below, increases in operating expenses were attributable to the recording of non-cash compensation in connection with the granting of stock and stock options to officers and employees and the amortization of deferred compensation, and the recording of severance expense related to a severance and separation agreement that we signed with a former officer/director of the Company. During the nine months ended June 30, 2005, travel related expenses increased due to increased travel to China as well as increased marketing costs associated with our Chinese round table events, and increased administrative and office expenses due to increased operations. Additionally, professional fee expenses increased attributable to legal and accounting expenses incurred in connection with our audits of our annual financial statements. Non-cash compensation increased due to the issuance of 7,250,000 restricted common shares to executives in October and November 2004, which have been valued at the fair market value on the dates of grant of $.115 to $.17 per share or $888,750 based on the trading price of common shares and which will be amortized over the service period. Additionally, at June 30, 2005, we had deferred compensation of $323,188, which will be amortized into expense during fiscal 2005. We are currently implementing cost-cutting measures to cut costs in our business development segment.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

Loss from sale/disposal of marketable securities

For the nine months ended June 30, 2005, we recorded no gain or loss from the sale of marketable securities as compared to $(13,333) loss for the nine months ended June 30, 2004.

Settlement income

On December 31, 2003, we settled our litigation against Innova Holdings, Inc. (formerly Hy-Tech Technology Group, Inc.) (“Innova”). The Settlement Agreement resulted in us accepting 3,750,000 common shares of restricted Innova stock (OTCBB: IVHG). In a related matter, we conveyed 300,000 of those shares to Elite Financial Communications Group, which had initially introduced us to key principals among the IVHG parties. As of June 30, 2005, Genesis still owned the entire 3,450,000 of IVHG, which is now free trading. In connection with the settlement, we recorded settlement income of $196,650 based on the fair market value of 3,450,000 net shares that we received.

Interest expense, net

Interest income (expenses) net was $530 for the nine months ended June 30, 2005 as compared to interest expense, net of $(8,144) for the nine months ended June 30, 2004.

Loss from discontinued operations

For the nine months ended June 30, 2005, we recorded a loss from discontinued operations of $719,168 associated with the closure of our Extrema subsidiary. In connection with the closure of Extrema LLC, we wrote off intangible assets and property equipment amounting to $377,346 that were impaired due to the closure. Additionally, we incurred operating losses of $341,822 related to this discontinued operation.

OVERALL

We reported a net loss for the nine months ended June 30, 2005 of $2,929,081 compared to a net loss for the nine months ended June 30, 2004 of $973,673. This translates to an overall per-share loss available to shareholders of $.05 for the nine months ended June 30, 2005 compared to per-share loss of $.03 for nine months ended June 30, 2004.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

RESULTS OF OPERATIONS BY SEGMENT:

Computer Equipment and Accessories Segment

    Revenues for the nine months ended June 30, 2005 were $18,828,265 as compared to $17,622,779 for the nine months ended June 30, 2004, an increase of $1,205,486 or 6.87%. This increase in sales mainly resulted from an increase in demand from the China markets during the quarter ended June 30, 2005.

Cost of sales for Chorry for the nine months ended June 30, 2005 amounted to $18,186,145 or 96.6% of net sales as compared to $17,249,843 or 98% of net sales for the nine months ended June 30, 2004, an increase of $936,302 or 5.4%. This translates in a gross profit margin of 3.4% and 2.1% for the nine months ended June 30, 2005 and 2004, respectively. We expect to continue to experience low gross profit margins on our products sales. During the quarter ended June 30, 2005, we had several sales that generated higher than normal gross profit margins. We believe this increase in gross margins is temporary and was attributable to certain sales.

For the nine months ended June 30, 2005, we incurred operating expenses of $431,669 compared to $367,422 for the nine months ended June 30, 2004, an increase of $64,247 or 17.5% and consisted of the following:
	2005	2004
Salaries	$130,149	$108,845
Rent	124,957	111,464
Other selling, general and administrative	176,563	147,113

Total operating expenses	$431,669	$367,422

During the nine months ended June 30, 2005, we incurred additional rent of $13,493 due to our growing need for warehouse space. Additionally, during the nine months ended June 30, 2005, we incurred increased salary expenses of $21,304 due to increases in our workforce. Other selling, general and administrative expenses incurred by Chorry increased by $29,450 due to an increase in freight charges, technology expenses and general administrative expenses.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
(continued)

Consulting Services Segment

Revenue for the nine months ended June 30, 2005 was $148,825 as compared to $432,605 for the nine months ended June 30, 2004, a decrease of $283,780 or 66%. During the nine months ended June 30, 2005, we spent a substantial amount of time on administrative tasks related to a severance and separation agreement that was executed in December 2004, to our discontinued Extrema subsidiary, and to discussion with potential candidates for acquisition. This diversion of time had a negative effect on our consulting revenues. We expect our revenues to increase during fiscal 2005 as we refocus our attention.

    For the nine months ended June 30, 2005, we incurred operating expenses of $2,472,400 as compared to $1,585,862 for the nine months ended June 30, 2004, an increase of $886,538 or 56%. For the nine months ended June 30, 2005, operating expenses consisted of rent of $57,650, consulting fees of $162,754, salaries and non-cash compensation of $1,426,144, severance expense of $329,343, and other selling, general and administrative expenses of $496,509. For the nine months ended June 30, 2004, operating expenses consisted of rent of $35,991, consulting fees of $250,739, salaries and non-cash compensation of $889,561, other selling, general and administrative expenses of $409,571.

The increase in operating expenses was primarily attributable to the following:

*    Rent expense increased to $57,650 for the nine months ended June 30, 2005 from $35,991 for nine months ended June 30, 2004, an increase of $21,659 or 60.2%. The increase in rent was attributable to the leasing of a residential apartment in China for an employee amounting to $3,000 and the leasing of office space for our China offices of $ 9,685 during the nine months ended June 30, 2005.

*    Our consulting expense decreased to $162,754 for the nine months ended June 30, 2005 from $250,739 for the nine months ended June 30, 2004. The decrease was due to decreased non-cash consulting expenses recorded during the nine months ended June 30, 2005 in connection with the grant of stock options to consultants for services rendered. For the nine months ended June 30, 2005, non-cash consulting expense amounted to $68,625 as compared to $105,153 in the 2004 period. Additionally, during the nine months ended June 30, 2004, we transferred to consultants 165,000 common shares received by a client for work performed and accordingly recorded consulting expense of $107,750 related to the transfer of these shares.

*    Salaries and non-cash compensation expense increased to $1,426,144 for the nine months ended June 30, 2005 from $889,561 for nine months ended June 30, 2004, an increase of $536,583 or 61%. The increase in salaries and non-cash compensation expense was attributable to the recording of non-cash compensation in connection with the granting of stock and stock options to officers and employees which accounted for $541,249 of the increase, including the amortization of deferred compensation from fiscal 2004. This was offset by a decrease of $4,666 attributable to a decrease in staff in our China business development offices and an increase in executive salaries under employment agreements.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
(continued)

*    During the nine months ended June 30, 2005, we recorded severance expense of $332,533 related to a severance and separation agreement we signed with a former officer/director of the Company. In connection with this agreement, we paid cash of $100,000, issued common shares with a value of $61,875, reduced a subscription receivable of $26,250, distributed marketable securities with a value of $22,800, and incurred severance expense of $121,608 related to the distribution of the net assets of Yastock.

*    Other selling, general and administrative expenses increased to $496,509 for the nine months ended June 30, 2005 from $409,571 for the nine months ended June 30, 2004, an increase of $86,938 or 21.2%. We incurred expenses of $31,630 related to our new China offices including telephone, travel and entertainment other office expenses, increases in health insurance costs of approximately $10,000, increases in marketing costs associated with our Chinese round table events, and increased administrative and office expenses due to increased operations. We expect our selling, general and administrative expenses to decrease as we look to cut costs which may include staff reductions.

For the nine months ended June 30, 2005, we incurred interest income, net of $2,911 as compared to interest expense of $(8,144) for the nine months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had a cash balance of $271,583. As of June 30, 2005, our cash position by geographic area is as follows:

United States	$164,579
China	107,004

Total	$271,583

On January 16, 2004, we consummated a securities purchase agreement under which we agreed to issue $2,000,000 stated value of our newly created Series A 6% Cumulative Convertible Preferred Stock to several institutional investors. The stated value of the Series A 6% Cumulative Convertible Preferred Stock is $10.00 per share. We had sold 200,000 Series A 6% Cumulative Preferred shares for net proceeds of $1,902,475. We are using these proceeds for working capital purposes and to seek acquisition candidates. We do not intend to sell any more Series A shares. These funds are being used for working capital purposes.

As of June 30, 2005, we had marketable securities with a fair market value of $341,953 which we intend on selling to obtain cash for working capital purposes.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
(continued)

Net cash used in operations was $1,250,804 for the nine months ended June 30, 2005 as compared to net cash used in operations of $417,012 for the nine months ended June 30, 2004. For the nine months ended June 30, 2005, we used cash to fund our net loss of $2,929,081 ($2,209,913 from continuing operations and $719,168 from discontinued operations) and recorded income from the receipt of marketable securities for services of $114,000 offset by non-cash items such as stock-based compensation of $1,216,093, depreciation and amortization expense of $14,895, settlement expense of $232,533, impairment losses related to our discontinued operations of $441,328, as well as changes in assets and liabilities of $(200,742). For the nine months ended June 30, 2004, we used cash to fund our net loss of $973,673 offset by non-cash items such as stock-based compensation of $611,632, depreciation expenses of $19,392 and settlement income of $(196,650) as well as other non-cash items and changes in assets and liabilities of $122,287.

Net cash used in investing activities for the nine months ended June 30, 2005 was $9,461 as compared to net cash provided by investing activities for the nine months ended June 30, 2004 of $221,118. For the nine months ended June 30, 2005, we used cash for capital expenditures of $9,461. For the nine months ended June 30, 2004, we received cash from the sale of marketable securities of $233,551 offset by cash used for capital expenditures of $(12,433).

Net cash used in financing activities was $146,891 for the nine months ended June 30, 2005 as compared to net cash provided by financing activities of $ 2,158,588 for the nine months ended June 30, 2004. For the nine months ended June 30, 2005, net cash used in financing activities related primarily to the repayment of related party advances of $172,874 offset by proceeds received from the exercise of stock options of $25,983. For the nine months ended June 30, 2004, net cash provided by financing activities related primarily to proceeds from the exercise of stock options and related party loans of $346,324 and $13,208, respectively, proceeds from the sale of preferred stock of $1,902,475 and proceeds from notes payable of $97,500. This increase was offset by cased used in financing activities of $120,919 for the repayment of notes payable and $$80,000 for the repayment of related party notes payable.

We currently have no material commitments for capital expenditures.

Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful. There are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy and we could be forced to limit or cease our operations. If we should pursue the sale of Chorry, we can not estimate at this time what proceeds, if any, we would receive in that transaction.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
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

Accounting for Stock Based Compensation - We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Because of this election, we continue to account for our employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. We are required to comply with SFAS No. 123 (revised 2004) starting on the first day of our fiscal year 2006. We are currently evaluating the effect that the adoption of SFAS No. 123 (revised 2004) will have on our consolidated operating results and financial condition.

  Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at June 30, 2005. All marketable securities are classified as available for sale at June 30, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for three consecutive quarters, absent evidence to the contrary.

Index
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
(continued)

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

In May 2005, FASB issued FASB Statement 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“ FAS 154”). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

OPERATING RISK

(a) Country risk

Currently, the Company's revenues are primarily derived from the sale of computer equipment and accessories to customers in the People’s Republic of China (PRC) and to customers in Brazil. The Company hopes to expand its operations to countries outside the PRC and Brazil, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC and Brazil could have a material adverse effect on the Company's financial condition.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

Index

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2005, we issued 1,626,977 shares of common stock to two executives as compensation for services rendered. The Company valued these common shares at the fair market value on the dates of grant of $.07 per share or $113,888 based on the trading price of common shares. The recipients were accredited investors and the transactions were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On April 1, 2005, in connection with an employment agreement, we issued 500,000 shares of common stock to an employee as compensation for services. The Company valued these common shares at the fair market value on the dates of grant of $.07 per share or $35,000 based on the trading price of common shares. The recipient was an accredited investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.
On April 25, 2005, in connection with a consulting agreement, we issued 1,500,000 shares of common stock to a consultant as compensation for investor relations services. We valued these common shares at the fair market value on the dates of grant of $.061 per share or $91,500 based on the trading price of common shares. The recipient was an accredited or otherwise sophisticated investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipient had access to information concerning our company.

On May 31, 2005, we issued 763,867 shares of common stock to two executives as compensation for services. We valued these common shares at the fair market value on the dates of grant of $.06 per share or $45,832 based on the trading price of common shares. The recipients were accredited investors and the transactions were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On May and June 2005, we issued 14,973 shares of common stock to two employees as compensation for services. The Company valued these common shares at the fair market value on the dates of grant of $.07 per share or $1,048 based on the trading price of common shares. The recipients were accredited or otherwise sophisticated investors and the transactions were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipients had access to information concerning our company.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The terms of service of three (3) Directors of the Board of Directors expired on May 30, 2005, including Robert Zhuang, Shan Ting Ting, and Li Shaoqing. Fernando Praca resigned as reported in an 8K dated June 3, 2005. The three (3) current Directors in good standing include: Kenneth Clinton, Shaohua Tan, and Gary L. Wolfson. Dr. Tan's term expires March 31, 2007, while Messrs. Clinton's and Wolfson's terms expire on August 1, 2007. Company bylaws permit a maximum of nine (9) directors.

Our CEO, Mr. Wolfson utilized his own 3.125 million common shares of restricted stock to collateralize a loan in the amount of $55,000 from a private individual not affiliated with the Company. This loan is due and payable on November 20, 2005.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accorance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GENESIS TECHNOLOGY GROUP, INC.

                            By: /s/ Gary Wolfson
                            ----------------------------
August 22, 2005                   Gary Wolfson
                            Chief Executive Officer

                         By: /s/ Adam Wasserman
                         ----------------------------------
August 22, 2005               Adam Wasserman
                         Chief Financial and Accounting Officer

Index