Form 10KSB
period 2005-09-30
GENESIS TECHNOLOGY GROUP INC
filed 2006-01-13
CIK 1091164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number 333-86347

                         GENESIS TECHNOLOGY GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

FLORIDA                                                      65-1130026
-------------------------------                              -------------------
(State or other jurisdiction of                              I.R.S. Employer
incorporation or organization)                               Identification No.)

7900 Glades Road, Suite 420, Boca Raton, FL                  33434
-------------------------------------------                  ----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number  (561)988-9880
                           -------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class          Name of each exchange on which registered

            NONE                                    NONE
     -------------------          -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      NONE
                                ----------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $154,580 for the fiscal year ended September 30, 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,984,749 as of January 12, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2005, 70,996,966 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). None.

Transitional Small Business Disclosure Format (Check one): Yes ___; No _X_

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         We are a business development and marketing firm that specializes in proving leadership and commerce opportunities to small and mid-sized companies in the United States and China. We provide and procure development projects that require marketing, manufacturing, finance, and product deployment expertise. Our core competency is sourcing merger and acquisitions opportunities for both our contract clients and Genesis respectfully. The majority of our commercial proceedings involve China in a significant capacity. Historically our clients range from global 1000 companies, emerging high-growth organizations, to venture-backed start-ups. Genesis, and through its subsidiaries, creates and fosters a unique framework for business collaboration between companies and organization in United States and China.

         Currently, we own 80% of a company, Shanghai Chorry Technology Development Co., Limited ("Chorry"), selling computer hardware and peripherals in China. As a material subsequent event, on November 2, 2005, we entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of our majority-owned subsidiary Chorry. (See discussion of OUR HISTORY; ACQUISITIONS AND DIVESTITURES below)

         In June 2005, we formed Genesis Equity Partners (GEP), a 75% owned Limited Liability Corporation that assists Chinese and Western companies in formulating strategies to increase equity value, targeting western stock exchanges as a source of capital and shareholder support. Our partnership specializes in assisting private companies in the People's Republic of China seeking direct public offering opportunities in the United States. Management anticipates higher profitability from its Genesis Equity Partners, LLC (GEP) and by pursuing a qualified merger candidate in China, a plan that has been actively pursued during 2005 with promising results.

         While conducting our business development services, we use the name and do business as "Genesis China".

         We are a member of the Shanghai United Assets and Equity Exchange (SUAEE), an organization that promotes the influx of technology into China. We believe that the computer and equipment accessories division of our business will become a less significant phase of our operations in future periods as we expand our consulting services segment.

OUR BUSINESS, PRODUCTS AND SERVICES

         We continued to develop our cross-pacific marketing company. We believe that China's entrance into the World Trade Organization (WTO) offers a unique opportunity for our company to secure itself a position as a leader in the growing market for cross-pacific products, technology, capital, and property exchange. We seek to foster bilateral commerce between companies in the West with those in China. Traditionally, we specialize in assisting Western companies in entering the Chinese markets for business development. The company has evolved and is also acting as a resource for Chinese companies that desire expertise in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in the United States as well.

         A key area of competency and focus is the life and health science arena in China. Life and health science is compromised of different but related industries such as pharmaceuticals, environmental science, biotechnology, and healthcare development. These industries range from water, soil, and air testing and remediation to hospital facility development and management. These are new and robust areas in China. We currently have one key client under contract, the China Vocational Education Satellite Network. China Vocational Education Satellite Network ("CVE") is the premier distance learning platform sponsored by the National Center for Education Development & Research of Ministry of Education of People's Republic of China, owned and operated by Shanghai Aerospace Computer System Engineering Co., Ltd. CVE, funded with $4.6 million by The World Bank, has a specific strategy in the health care sector that could appreciably benefit us under our existing contract.

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

         Our management has been responsible for successfully negotiating contracts in China for over 13 years. We are able to bring experience in the areas of marketing, finance and business development to our clients, and to help guide those companies in marketing their products and services in China. We have established working relationships with various governmental agencies, public institutions, and private industries in China at both national and provincial levels. In addition, we will also seek to assist small to mid-size Chinese private companies that desire growth to expand their business with our operational support.

         In order to market our services to prospective clients, we have held roundtable conferences discussing the Chinese marketplace and providing a networking opportunity for U.S. and Chinese business interests. We also utilize direct contacts, referrals and media promotions to market our company. In December 2003 we announced that we were selected to lead a trade mission to China, sponsored by Broward County, Florida, with the International Business Council, and support provided by Enterprise Florida of the State of Florida. In concert with Broward County, Florida and Enterprise Florida of the State of Florida, 12 to 15 south Florida companies traveled to China in late May 2004.

The scope of the agreements with our clients fall within two categories. Generally, our clients enter into a representation agreement under which we are contracted to assist the client in business development in China, including such activities as exporting its products to China, establishing joint ventures in China or making acquisitions of complementary Chinese businesses, establishing marketing and distribution channels and partners, introductions to financing sources for the Chinese operations and similar business opportunities. The representation agreement is typically for a term of 12 months. We are paid a monthly retainer of $5,000 to $10,000, a small portion of which goes to the Shanghai United Assets and Equity Exchange (SUAEE). If our efforts for our client are successful, we will receive a percentage of the cash flow from the ventures, generally 5%, as well as a success fee of generally 2.5% for our efforts which will be adjusted downward or eliminated if this fee exceeds $1 million. Our standard representation agreement also provides that if our efforts on our client's behalf lead to the establishment of a joint venture with a Chinese company, we are entitled to receive a portion of our client's ownership interest in the venture, ranging from 5% to 15% depending upon the business terms of the particular engagement. For other clients, we may enter into a short-term, generally three to 12 months, consulting agreement to provide certain specified services. Our compensation under these types of agreements can run from a flat cash fee, to a fee which includes a combination of equity in our client and a success fee (in cash or equity) of approximately 5% payable to us upon the successful completion of transactions such as acquisitions, formations of joint ventures, or licensing or selling technologies in China to a solely performance based fee of ranging from 3% to 5% of the value of the transaction upon the completion of the project. However, we do not intend to operate as an investment company or become subject to the Investment Company Act of 1940. To date, revenues from these arrangements have not been material. We do not know if any of these contracted companies will ultimately be successful in their Chinese ventures or that we will earn any success fees from our work.

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

         We anticipate that it takes between 12 to 36 months for client companies to conclude their projects.

         During fiscal 2004 and 2003, our consulting services division included Yastock Investment Consulting Company, Limited ("Yastock") located in Shanghai, China and Genesis Systems, Inc. ("Genesis Systems") located in Boca Raton, Florida. Yastock is incorporated under the laws of Shanghai. Through December 2004, Yastock's management oversaw all of our operations in China. With the departure of Dr. Wang, Dr. Li Shaoqing, a former member of our Board of Directors, assumed responsibility for overseeing our operations in China as CEO of Genesis' China operations through September 2005. Currently, our China operations are being operated by our Director Dr Shaohua Tan. Genesis Systems is incorporated under the laws of the State of Minnesota and is currently inactive. As discussed later in this annual report, in December 2004, we entered into an agreement with our former Chairman and President, Dr. James Wang, which provide for the transfer the stock of Yastock to the previous owners as part of a severance agreement. See Item 10. Executive Compensation - Separation and Severance Agreement. Currently, our consulting services division has 3 employees.

GENESIS EQUITY PARTNERS, LLC (GEP)

         GEP is a Limited Liability Corporation, established in the State of Florida in June 2005. GEP is divided into four (4) units, each representing 25% ownership of the LLC. Each member, known as a Manager/Owner (also referred to as "partners"), owning a unit, shall contribute to the success of the Company in the areas of (a) sourcing qualified Chinese companies; (b) securing suitable Western public companies or shells; (c) funding the basic legal and auditing requirements to complete the merger; (d) providing full services for operating the post-merger public company; and (e) furnishing post-merger Public/Investor Relations to increase the value of the Company to benefit of its shareholders, investors, employees, and GEP. Genesis Technology Group, Inc. (d/b/a "Genesis China") owns three (3) units, and China West, LLC owns one (1) unit. China West is an independent LLC, owned by parties with no management involvement with GTEC.

         GEP assists Chinese and Western companies in formulating strategies to increase equity value, while targeting Western stock exchanges as a source of capital and shareholder support. The core strength of GEP management is creating a first rate plan to create investor awareness and bring in long-term individual and institutional investors. GEP should create liquidity in the stock and gain investor awareness by using tested channels of communications by cogently articulating the companies' stories. GEP has built successful channels with expertise in screening and selecting Chinese companies that possess solid business histories and professional management, and North American public companies and shells that possess a shareholder base and a history of auditing and filing, as required by the US Securities & Exchange Commission.

         Most commonly, GEP approaches qualified Chinese companies with the following or similar statement: "Based on the information provided by the Chinese candidate company and GEP's own resources and experience, GEP can devise a realistic program for the Chinese company to access the US markets to raise capital. A program considering both the short term and long term interest will be developed, and the ultimate target will be set to achieve long-term goals. According to GEP's understanding and experience of US capital markets, it holds that the most suitable strategy for the Chinese company in raising funds is 'going public' first through a merger and acquisition strategy and then achieve the target of fund-raising.

         Usually, GEP shall benefit in two basic ways by completing the mergers of Chinese and Western companies. The lesser profit center shall be fees charged for providing financial services. This is, customarily, a difficult challenge for Chinese companies. It is not a matter of cash availability, but historically the Chinese are unaccustomed to paying appropriately for services rendered. Nonetheless, GEP shall seek reasonable fees when possible. The greater profit center will be equity positions earned by completing the mergers. The first contract client for GEP is with The Jin Ma Group, a real estate development company in Western China. This contract could significantly impact the profitability of the Company in 2006.

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

         We initially paid 200,000 RMB (or approximately U.S. $24,000) for our seat on the STSE (now known as SUAEE), and our annual membership fee on the SUAEE is 30,000 RMB, or approximately U.S. $2,400. We are not required to make any additional capital commitments to maintain our membership, other than payment of our annual dues.

OUR OTHER ACTIVITIES

         In October 2003, we signed contracts with SMS.ac Corporation, a U.S.-based short message service (SMS) company, for marketing of text messaging applications in China. In December 2003 Yastock received a license to operate as a wireless content provider, aggregator and mobile marketing provider in Shanghai. We invested approximately $70,000 in capital during the past year on this venture. As set forth above, in connection with a Separation and Severance Agreement with our former President and Chairman, Dr. James Wang, we have agreed to transfer our ownership interest in Yastock free and clear of all liens, pledges, hypothecation, option, contract and other encumbrance, to Messrs. Robert Zhuang and Lawrence Wang, the previous owners, which includes the license to operate as a wireless content provider and provide SMS services. Accordingly, we wrote off our $70,000 investment in this project during the year ended September 30, 2004. See Item 10. Executive Compensation - Separation and Severance Agreement appearing later in this annual report.

         On June 1, 2004, we entered into a joint venture agreement with Global Boardroom Solutions, Inc. ("GBS"), a division of Custage International, Inc, a Florida corporation. In connection with this partnership, the Company incorporated Genesis Latin America, Inc. ("GLA"), which we own 51% and 49% is owned by GBS. To date, we have invested $12,750 and GBS has invested $12,250. GLA was formed to bridge Chinese business interests to qualified counterparts in the Southern Hemisphere. GBS was entitled to receive an options to purchase three shares of our common stock^, with an exercise price of $0.30 per share, for every US dollar of revenue, cash flow or other measurement that the parties agree upon, that GLA earns and flows as certifiable revenues to us. These options had an expiration date 24 months from the date of grant. To date, GLA has no revenues and minimal expenses. Currently, we are no longer pursuing this joint venture.

         We are part of a joint venture with CIIC Investment Corporation Limited, a wholly owned subsidiary of China International Intellectech Corporation (CIIC), a leading state-owned enterprise that has been funded solely by the State Council. Professor Shan Tingting, a member of our Board of Directors, is Executive Vice General Manager of CIIC Investment Corporation Limited. Two private U.S. capital firms have joined the joint venture as partners. The joint venture is named CIIC Investment Banking Advisor Company, Limited. It is being operated by staff from CIIC. As of December 2005, we own 10% of this joint venture. See Item 10. Executive Compensation - Separation and Severance Agreement appearing later in this annual report. This venture, which commenced operations in September 2004, provides investment banking services in China, asset management, capital raising in China via private placement or the public market, and help Chinese companies penetrate the U.S. markets, as well as help state-owned companies undergo management buyout programs. We have made a capital contribution of $60,000 to this venture. In March 2004 we co-sponsored, along with the China Ministry of Science and Technology, China International Intellectech Corporation and the SUAEE, conferences in Shanghai, PRC, highlighting how Chinese companies could enter the U.S. capital markets.

Although we continue to monitor the progress of CIIC, there can be no assurance that we will recover our investment or receive any financial benefit from this venture.

         In October of 2005, Genesis established the Genesis Distance Learning Division (GDLD) to implement the China Vocational Education Satellite Network's global distance learning program. With a curriculum covering medical, management, engineering, spirituality, marketing, accounting, business and finance, and more, CVE will create global classrooms through distance learning programs that target a registered student body numbering in the millions. As of November 2005 the World Bank Group had invested $4.6 million in the China Vocational Education Satellite Network. Genesis is also a contract partner to the China vocation Education Satellite Network.

         In December of 2005, Genesis consummated a contract with the Jin Ma Group in China. Jin Ma has many industry sectors however, Construction, Real Estate, and Hospitality are amongst the most dynamic in China. The contract is for Jin Ma to penetrate western markets, to deploy products, and marketing awareness. In late 2005, Genesis made 7 separate presentations to Chinese companies on entering US markets for product deployment and fund raising. Other presentations were held in Beijing and Lanzhou and were led by our Director Joshua Tan, a tenured Professor at Peking University with unique experience in Chinese and Western public companies.

         Genesis and The YaSheng Group, Ltd. ("YaSheng") signed a Letter of Intent dated December 13, 2005. YaSheng is a Chinese biotech/agribusiness conglomerate in Gansu Province, China with annual revenues exceeding USD 665 million, profits exceeding USD 83 million, and assets exceeding USD 1.3 billion. The merger would result in a qualified YaSheng subsidiary merging into GTEC, and the succeeding entity having a majority ownership by YaSheng. With due diligence and auditing underway, the intended closing date is estimated to be 60-120 days from signing this Letter of Intent. The final merger agreement would require the approval of the GTEC Board of Directors and Shareholders.

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

         We have invested substantial time evaluating and considering numerous proposals for possible mergers or acquisitions developed by management or presented by investment professionals, our advisors and others. We continue to consider mergers or acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. As discussed above, we signed a Letter of Intent with The YaSheng Group, Ltd. ("YaSheng") dated December 13, 2005. The merger would result in a qualified YaSheng subsidiary merging into GTEC, and the succeeding entity having a majority ownership by YaSheng. With due diligence and auditing underway, the intended closing date is estimated to be 60-120 days from signing this Letter of Intent. The final merger agreement would require the approval of the GTEC Board of Directors and Shareholders. No assurance can be given that any such project or acquisition will be concluded.

OUR HISTORY

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

         On August 1, 2001, we completed the Agreement and Plan of Reorganization and Stock Purchase Agreement entered into on July 23, 2001 with Genesis Systems, Inc., a Minnesota corporation and the shareholders of Genesis, Yongwen Zhuang, Fugen Li and Master Financial Group, Inc. As a result of the acquisition, we issued 10,312,500 shares of our common stock with a fair market value of $701,250 in exchange for all of the capital stock of Genesis Systems. We accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $359,379. The excess was applied to goodwill. Currently, the Company is inactive.

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

         In May 2001, we had acquired 20% of Yastock Investment Consulting Company, Limited for $18,000. On December 1, 2001, we entered into a Stock Purchase Agreement with Yastock and Messrs. Robert Zhuang and Lawrence Wang, the majority shareholders of Yastock. Yastock is an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. Mr. Zhuang is Dr. Wang's brother and a member of our board of directors and Mr. Lawrence Wang is Dr. Wang's brother. As a result of the acquisition, we issued 92,000 shares of our common stock with a fair market value of $48,760 in exchange for 80% of the capital stock of Yastock. We accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $4,889. The excess was applied to goodwill. On December 13, 2004, in connection with a Separation and Severance Agreement with our former President and Chairman, Dr. James Wang, we agreed to transfer our ownership interest in Yastock, free and clear of all liens, pledges, hypothecation, option, contract and other encumbrance, to the previous owners, Messrs. Robert Zhuang and Lawrence Wang. Mr. Zhuang has been a member of our Board of Directors from May 2003. Robert Zhuang and Lawrence Wang are Dr. James Wang's brothers. Additionally, Yastock agreed to transfer to us all rights and privileges of certain agreements to us for our future use and benefit. The Separation and Severance Agreement contains certain non-compete and non-circumvention clauses and we also transferred to Yastock 95,000 shares of Dragon International Group Corp. common stock contemporaneously with the execution of the agreement. See
Item 10. Executive Compensation - Separation and Severance Agreement.

         Effective September 9, 2004, we acquired controlling interest in Extrema LLC, a Miami-based computer hardware wholesaler with a 22-year history. Extrema marketed equipment between North and South America, and we sourced and added new products from China to expand Extrema's inventory and sales opportunities. We now own 60% of Extrema and founding management retains 40%. We accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. In connection with the acquisition, we issued 1,369,697 shares of common stock, valued at $0.16 per share for an aggregate of $219,151, together with $63,500 in cash to the seller, Fernando Praca. The value of the shares issued was determined based on the average market price of our common shares over the five-day period before and after the acquisition date of September 8, 2004. Additionally, in connection with the acquisition, Mr. Praca retained an accounts receivable in the amount of approximately $106,000 which was applied to the purchase price. The purchase price exceeded the fair value of net assets acquired by $395,062. For accounting purposes, we applied $150,000 of the excess to customer lists based on the present value of future cash flows of pending sales orders, which was being amortized over a 36 month period and $15,000 to the fair market value of property and equipment acquired. The remaining excess of $293,562 has been applied to goodwill. On May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema because of (a) the disappointing performance of Extrema including continuing operating losses; (b) Extrema's lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable; and (c) the Company's decision to consolidate all trading and sourcing activities into its subsidiary located in Hong Kong, GHK. Extrema is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

         PENDING DISCONTINUED OPERATIONS

         On November 15, 2001, we entered into a Stock Purchase Agreement with Shanghai Chorry Technology Development Company, Limited ("Chorry") and Wang Wuzhang, Chorry's then sole shareholder. Chorry, a Chinese company with principal offices in Shanghai, China, was an information technology company that integrates sales and technology with services. As a result of the acquisition, we issued 400,000 shares of our common stock with a fair market value of $220,000 in exchange for 80% of the capital stock of Chorry. We accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $5,651. The excess was applied to goodwill. Mr. Wang, who is not related to Dr. Wang, has remained as CEO of Chorry and owns the minority interest in that company. Our majority-owned subsidiary, Shanghai Chorry Technology Development Co., Limited ("Chorry"), is an information technology enterprise that integrates sales and technology with services. Chorry was formerly known as Shanghai Zhaoli Technology Development Company Ltd. Chorry provides innovative technology solutions to enhance its customers' businesses. Its customers include:

         *        financial institutions,
         *        telecommunication companies,
         *        hospitals ands supermarkets,
         *        airports and railway stations, and
         *        other government departments.

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

         From each of the locations, Chorry sells laser printers, copiers, scanners, facsimile machines, multi-functional (MFP) office equipment, module routers, switches, video telephones, computers supplies, and network products and network integration.

         Currently, we own 80% of a company, Shanghai Chorry Technology Development Co., Limited ("Chorry"), selling computer hardware and peripherals in China, and derived approximately 98% of our revenues from the sale of computer hardware and peripherals. As a material subsequent event, on November 2, 2005, we entered into a stock purchase agreement with Dragon Ventures (OTC:
DRGV), a Nevada public corporation, for the sale of our majority-owned subsidiary Chorry. The agreement includes the following provisions:

      1. We will deliver 100% of our shares in Chorry, representing our 80% ownership of that subsidiary, to DRGV.
      2. DRGV will pay to us $500,000 in DRGV's common stock at a price calculated at the average closing price for the 10 days prior to the closing date.
      3. For the year ended September 30, 2005, the Company and DRGV shall equally divide the cost of the audit of Chorry.

         On November 15, 2005, we sent proxies to the shareholders of Genesis to vote on the sale of Chorry to Dragon. The measure passed with over 60% of the votes in favor. There was not a single vote against the sale of Chorry. Management had recommended this sale in light of the severe competition and low profitability in this market sector. We expect to close on this transaction no later than January 31, 2006. Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in our financial statements and related footnotes to conform to this presentation.

COMPETITION

         We potentially face competition from a variety of sources. Each of our subsidiaries faces competition from other companies sharing their market niche. We face competition from a variety of U.S. and international firms as well as niche companies specializing in the Chinese marketplace. Almost all of the companies with which we and our subsidiaries compete are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than our company now has, or will have in the foreseeable future. There is not a significant barrier to entry in either segment of our operations. We may also compete with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. companies do gain access to the PRC market, these companies may be able to offer products at a lower price than we can. There can be no assurance that we will remain competitive should this occur. With China's entrance into the WTO, it is also likely that other competitors will emerge in the near future. Management completed a careful evaluation of the computer hardware market sector in 2004-2005, and determined that it was in the best interest of the Company to discontinue such operations both in China and Latin America. There is no assurance that we will compete successfully with other competing companies.

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

         SOCIO-POLITICO ISSUES

         While China's economic growth continues at an annual rate of approximately 10%, and it has now replaced Italy as the world's 6th largest economy, numerous factors challenge its future and, thus, the opportunities of Western companies to succeed in business there. These include--but are not limited to: (a) social unrest caused by uneven distribution of wealth and opportunities for its enormous population; (b) a weak and corrupt banking and political system; and (c) the outbreak of diseases, such as SARS, which significantly impacted the Company's ability to perform in the past. Overall, the relationship between the U.S. and China could present problems of a Force Majeure nature that are clearly beyond the control and influence of the Company.

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

EMPLOYEES

         Before the discontinuation of Chorry in December 2005, we had approximately 100 full-time and part-time employees. Currently, Genesis and its US subsidiaries have three full-time and part-time employees. Chorry has 70 full-time and part-time employees. No employee of Genesis is covered by a collective bargaining agreement nor is represented by a labor union. Genesis considers its employee relations to be .stable.

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

         For the fiscal years ended September 30, 2005 and 2004, we had net consolidated revenues of $154,580 and $465,076, respectively, net losses of $3,726,929 and $1,591,002, respectively. Most of these losses were attributable to compensation to employees and not operating losses, per se. In addition, at September 30, 2005, we had an accumulated deficit of $19,389,921. Our operating results for future periods will include significant expenses, including compensation expense and professional fees, sales and marketing costs, administrative expenses, and will be subject to numerous uncertainties including but not limited to the risks of doing business in China as described elsewhere in this annual report. As a result, we are unable to predict whether we will achieve profitability in the future. While we recently raised additional working capital as described elsewhere in this annual report, our failure to profitable operations in future periods will adversely effect our working capital which would in turn limit our ability to grow our company and increase revenues. In this event, you could lose all of your investment in our company.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS.

         Historically, our operations have been financed primarily through the issuance of debt and equity. Capital is typically needed not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses. Capital is also necessary to fund our ongoing operations. Our future capital requirements, however, depend on a number of factors, including our ability to grow our revenues, manage our business and control our expenses. While we raised additional working capital as described elsewhere in this annual report which provides us sufficient working capital for the present, in the future we may need to raise additional capital to fund our ongoing operations. We cannot assure you that if we need additional working capital in the future that we will be able to raise it on terms acceptable to us, if at all. If we do not raise funds as needed, our ability to continue our business and operations is in jeopardy.

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

         Our largest subsidiary, Chorry, is dependent upon the ability of network hardware manufacturers, such as Epson, Canon and Samsung to provide them with product for resale on a regular and recurring basis. If the supply of product were to be interrupted for a significant amount of time, it could have a material adverse effect on our business, financial condition and results of operations prior to the date of Chorry's pending sale to a third party described elsewhere in this annual report. In addition, the market for technology products and services has been growing at a steady pace in China. There can be no assurance that this trend will continue. A decrease in the demand for these products could have a material adverse effect on our business, financial condition and results of operations.

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

THE VALUE OF THE EQUITY SECURITIES WE OCCASIONALLY ACCEPT AS COMPENSATION IS SUBJECT TO ADJUSTMENT WHICH COULD RESULT IN LOSSES TO US IN FUTURE PERIODS.

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

         As of September 30, 2005 we had outstanding options and warrants to purchase a total of 15,309,216 shares of our common stock with a weighted average exercise price of $0.095 per share. In addition, as of the date of this annual report, we had 97,500 shares of Series A 6% Cumulative Convertible Preferred Stock which is convertible into 4,202,586 shares of our common stock issued and outstanding. The conversion of the Series A 6% Cumulative Convertible Preferred Stock and the exercise of outstanding options and warrants may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing shareholders.

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

         In addition, our articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 200,000 shares of Series A 6% Cumulative Convertible Preferred Stock are issued and outstanding as of the of this annual report. Our board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended September 30, 2005. We will be required to evaluate our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended September 30, 2007.

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

         We generate revenue and incur expenses and liabilities in Chinese RMB and U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

         As the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

RISKS RELATED TO DOING BUSINESS IN CHINA

WE ARE MATERIALLY RELIANT ON REVENUES FROM OUR OPERATIONS IN THE PRC. THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH DOING BUSINESS IN THE PRC WHICH MAY CAUSE YOU TO LOSE YOUR ENTIRE INVESTMENT IN OUR COMPANY.

         Our revenues associated with Chorry and shown as discontinued operations was derived from sale of computer equipment and accessories to customers in the Peoples Republic of China (PRC). While our goal is to diversify our sources of revenues, our business model remains centered on exploiting the ongoing economic reforms taking place in China. In the foreseeable future, our growth and success will remain tied to our existing operations in the PRC as well as expanding our business to incorporate additional sources of revenues which may derived from our experience in operating in the PRC. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on our financial condition which could result in a significant loss of revenues and liquidity in future periods.

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

OUR OPERATIONS ARE LOCATED IN CHINA AND MAY BE ADVERSELY AFFECTED BY CHANGES IN THE POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

         Our business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

         Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn have material and negative impact on the market price of our stock. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development ("OECD"). These differences include:

         *        economic structure;
         *        level of government involvement in the economy;
         *        level of development;
         *        level of capital reinvestment;
         *        control of foreign exchange;
         *        methods of allocating resources; and
         *        balance of payments position.

         As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

         The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

FUTURE INFLATION IN CHINA MAY INHIBIT ECONOMIC ACTIVITY IN CHINA.

         In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past 10 years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect the market for our products.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME ("SARS"), BIRD FLU, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD ADVERSELY AFFECT OUR OPERATIONS.

         A renewed outbreak of SARS, bird flu epidemic, or another widespread public health problem in China, where all of our revenue is derived, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

         * quarantines or closures of some of our offices which would severely disrupt our operations,

         *  the sickness or death of our key officers and employees, and

         *  a general slowdown in the Chinese economy.

         Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY.

         Because substantially all of our revenues are in the form of Renminbi
(RMB), any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

THE VALUE OF OUR SECURITIES WILL BE AFFECTED BY THE FOREIGN EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI.

         The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position and the price of our common stock may be adversely affected. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

         Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005 the PRC reported that it would have its currency pegged to a basket of currencies rather than just tied to a fixed exchange rate to the dollar. It also increased the value of its currency 2% higher against the dollar, effective immediately. The U.S. government continues to pressure the Chinese government to alter the exchange rate between the U.S. dollars and the Chinese RMB. While China has been slow to accept such a suggestion, such adjustment, expected between now and the 2008 Beijing Olympics, could impact trade and, thus, the Company's future performance.

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

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

         The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. In the fall of 2005, the Chinese court decided in favor of US-based Starbuck's in a copyright infringement case, and the result was received favorably by the US government and the Western business communities. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected.

IT MAY BE DIFFICULT FOR STOCKHOLDERS TO ENFORCE ANY JUDGMENT OBTAINED IN THE UNITED STATES AGAINST US, WHICH MAY LIMIT THE REMEDIES OTHERWISE AVAILABLE TO OUR STOCKHOLDERS.

         Substantially all of our assets are located outside the United States and substantially all of our current operations are conducted in China. Moreover, some of our directors are nationals or residents of China. A substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against such directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

WE CANNOT PREDICT WHETHER WE WILL SUCCESSFULLY EFFECTUATE OUR CURRENT BUSINESS PLAN. EACH PROSPECTIVE PURCHASER IS ENCOURAGED TO CAREFULLY ANALYZE THE RISKS AND MERITS OF AN INVESTMENT IN THE SHARES AND SHOULD TAKE INTO CONSIDERATION WHEN MAKING SUCH ANALYSIS, AMONG OTHERS, THE RISK FACTORS DISCUSSED ABOVE.

ITEM 2.  DESCRIPTION OF PROPERTY

         In April 2005, we entered into an operating lease approximately 1,500 square feet for our corporate headquarters in Boca Raton, Florida that expires is May 2008. Monthly rent under this operating is approximately $3,500 per month plus common expenses and is subject to certain escalation clauses. In November 2005, we closed our offices in Shanghai, China and Hong Kong and have no further obligation related to these properties.

         Our subsidiary, Chorry leases approximately 18,800 square feet of office, retail and warehouse space in Shanghai, China under an operating leases with terms ranging from one year to three years through July 2008 with monthly rental payment aggregating approximately $13,300.

         All of the foregoing facilities are in good condition and are adequate for currently anticipated needs. We believe that in the event that the leases with respect to any of the aforementioned facilities should not be renewed, alternative space will be available at comparable rates.

ITEM 3.  LEGAL PROCEEDINGS

         Except as discussed below, we are not a party to any pending legal proceeding, nor are we aware of any legal proceedings being contemplated against us by any governmental authority. We are not aware of any legal proceeding in which any of our officers, directors, affiliates or security holders is a party adverse to us or in which any of them have a material interest adverse to us.

Fernando Praca, Plaintiff vs. Genesis Technology Group, Inc.

         Fernando Praca, former Director of Genesis and former President of our discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and Genesis in June 2005 relating to damages arising from the sale of Extrema LLC to Genesis Technology Group, Inc. Praca has filed a Motion of Temporary Injunction but has not proceeded to move this case forward. There has been no action in this case since September of 2005, and this case not currently set for trial. If the case proceeds, we intend to respond aggressively to the litigation and it is too soon to determine the likelihood or amount of damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In December of 2005, Genesis issued a voting proxy to the shareholders of the company. The single issue was to ratify the November 12, 2005 8-K in which Genesis signed an agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of its majority-owned subsidiary Chorry Technology Development Company, Ltd. (Chorry is also known as Zhaoli, in the Chinese translation).

         The shareholders with 33,362,261 shares cast, voted to approve the measure. There was not a single vote against the proposition.

         The following provisions of the agreement were:

         (1) GTEC will deliver 100% of its shares in Chorry, representing its 80% ownership of that subsidiary, to DRGV.
         (2) DRGV shall pay to GTEC $500,000 in its common stock at a price calculated at the average closing price for the 10 days prior to the closing date.
         (3) For the year ended September 30, 2005, GTEC and DRGV shall equally divide the cost of the audit of Chorry.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "GTEC". The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. As of September 30, 2005, we had approximately 2,500 stockholders of record.

                                              High          Low
Fiscal 2004
Quarter ended December 31, 2003            $    0.52     $    0.13
Quarter ended March 31, 2004               $    0.43     $    0.24
Quarter ended June 30, 2004                $    0.25     $    0.12
Quarter ended September 30, 2004           $    0.18     $    0.10

Fiscal 2005
Quarter ended December 31, 2004            $    0.17     $    0.10
Quarter ended March 31, 2005               $    0.11     $    0.06
Quarter ended June 30, 2005                $    0.08     $    0.06
Quarter ended September 30, 2005           $    0.08     $    0.04

Fiscal 2006
Quarter ended December 31, 2005           $     0.06     $    0.03

         On January 12, 2006, the closing bid price of our common stock was $.05.

SPECIAL CONSIDERATIONS RELATED TO PENNY STOCK RULES

         Shares of our common stock may be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document which contains the following:

         o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
         o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to these duties or other requirements of securities laws;
         o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
         o  a toll-free telephone number for inquiries on disciplinary actions;
         o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
         o  other information as the SEC may require by rule or regulation.

         Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

         o  the bid and offer quotations for the penny stock;
         o the compensation of the broker-dealer and its salesperson in the transaction;
         o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
         o monthly account statements showing the market value of each penny stock held in the customer's account.

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

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Our retained earnings deficit currently limits our ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         None

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan, our 2003 Stock Option and our 2004 Stock Plan, as amended, and any compensation plans not previously approved by our stockholders as of December 31, 2005.

                                                                                     Number of Securities
                                                                                   Remaining Available for
                                  Number of Securities to     Weighted-average      Future Issuance Under
                                  Be Issued Upon Exercise    Exercise Price of     Equity Compensation Plan
                                  of Outstanding Options,   Outstanding Options,    (excluding securities
                                    Warrants and Rights     Warrants and Rights     reflected in column a)
                                  -----------------------   --------------------   ------------------------
PLAN CATEGORY

2002 Stock Option Plan and
  2003 Stock Option Plan .........       4,082,000                 $ .088                    none

2004 Stock Plan ..................         245,000                 $ .143                  2,172,802

Equity compensation plans not
  approved by stockholders (1) ...       8,593,750                 $ .046                    none
                                  -----------------------   --------------------   ------------------------
Total ............................      12,920,750                 $ .078                  2,172,802
                                  =======================   ====================   ========================

_________
(1) Equity compensation plan not approved by shareholders is comprised of options granted and/or restricted stock to be issued to employees and non-employees, including directors, consultants, advisers, suppliers, vendors, customers and lenders for purposes including to provide continued incentives, as compensation for services and/or to satisfy outstanding indebtedness to them.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the years ended September 30, 2005 and 2004, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-KSB. When used in this section, "fiscal 2005" means our fiscal year ended September 30, 2005 and "fiscal 2004" means our fiscal year ended September 30, 2004.

OVERVIEW

         We are a business development and marketing firm that specializes in proving leadership and commerce opportunities to small and mid-sized companies in the United States and China. We provide and procure development projects that require marketing, manufacturing, finance, and product deployment expertise. Our core competency is sourcing merger and acquisitions opportunities for both our contract clients and Genesis respectfully. The majority of our commercial proceedings involve China in a significant capacity. Historically our clients range from global 1000 companies, emerging high-growth organizations, to venture-backed start-ups. Genesis, and through its subsidiaries, creates and fosters a unique framework for business collaboration between companies and organization in United States and China.

         Currently, we own 80% of a company, Shanghai Chorry Technology Development Co., Limited ("Chorry"), selling computer hardware and peripherals in China. As a material subsequent event, on November 2, 2005, we entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of our majority-owned subsidiary Chorry. Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in our financial statements and related footnotes to conform to this presentation. (See discussion of OUR HISTORY; ACQUISITIONS AND DIVESTITURES elsewhere).

         In April 2005, we established Genesis Equity Partners, LLC (GEP) in which we own 75%, and the balance (25%) is owned by China West, LLC. China West is a private limited liability partnership in which neither the Company nor anyone affiliated with it holds any ownership interest. We formed GEP to assist Chinese and Western companies in formulating strategies to increase equity value, targeting western stock exchanges as a source of capital and shareholder support. Our partnership specializes in assisting private companies in the People's Republic of China seeking direct public offering opportunities in the United States. Management anticipates higher profitability from GEP and by pursuing a qualified merger candidate in China, a plan that has been actively pursued during 2005 with promising results.

         On May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema because of (a) the disappointing performance of Extrema including continuing operating losses; (b) the Company's lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable; and (c) the Company's decision to consolidate all trading and sourcing activities into its new subsidiary located in Hong Kong, GHK. Our 60% owned subsidiary, Extrema LLC, ceased U.S. operations which will contribute to the costs savings. For the periods discussed, Extrema is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation. In connection with the closing of Extrema, we recorded a loss from discontinued operations of $719,168, including an operating loss attributable to Extrema of $341,822.

         In October of 2005, Genesis established the Genesis Distance Learning Division (GDLD) to implement the China Vocational Education Satellite Network's global distance learning program. With a curriculum covering medical, management, engineering, spirituality, marketing, accounting, business and finance, and more, CVE will create global classrooms through distance learning programs that target a registered student body numbering in the millions. As of November 2005, the World Bank Group had invested $4.6 million in the China Vocational Education Satellite Network. Genesis is also a contract partner to the China Vocation Education Satellite Network.

         In December of 2005, Genesis consummated a contract with the Jin Ma Group in China. Jin Ma has many industry sectors with construction, real estate, and hospitality amongst the most dynamic in China. The contract is for Jin Ma to penetrate western markets, to deploy products, and marketing awareness. Genesis made 7 separate presentations to Chinese companies on entering US markets for product deployment and fund raising. Other presentations were held in Beijing and Lanzhou and were led by our Director Joshua Tan, a tenured Professor at Peking University with unique experience in Chinese and Western public companies.

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

         We are engaged in a series of discussions for the purpose of entering into technology and sales alliances or possible acquisitions. Such discussions are ongoing and the Company anticipates that these negotiations will lead to the consummation of several critical contracts, agreements and/or alliances in the foreseeable future that will provide the Company with the ability to increase revenues and attain profitability through fiscal year 2006 and thereafter. Genesis and The YaSheng Group, Ltd. ("YaSheng") signed a Letter of Intent dated December 13, 2005. YaSheng is a Chinese biotech/agribusiness conglomerate in Gansu Province, China with annual revenues exceeding USD 665 million, profits exceeding USD 83 million, and assets exceeding USD 1.3 billion. The merger would result in a qualified YaSheng subsidiary merging into GTEC, and the succeeding entity having a majority ownership by YaSheng. With due diligence and auditing underway, the intended closing date is estimated to be 60-120 days from signing this Letter of Intent. The final merger agreement would require the approval of the GTEC Board of Directors and Shareholders. We are actively seeking acquisitions or business opportunities to, among other things, increase revenues and improve stockholder value, which businesses or lines of business may or may not relate to the current core business of the Company.

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

FOREIGN EXCHANGE CONSIDERATIONS

         Because revenues from our operations in the PRC accounted for 98% of our consolidated net revenues for fiscal 2005 and fiscal 2004, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the respective balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

         The functional currency of our Chinese subsidiaries is the Chinese RMB, the local currency. The financial statements of the subsidiaries are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2005 was not material. Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. On July 21, 2005, the PRC reported that it would have its currency pegged to a basket of currencies rather than just tied to a fixed exchange rate to the dollar. It also increased the value of its currency 2% higher against the dollar, effective immediately.

         If any devaluation of the Renminbi were to occur in the future, returns on our operations in China, which are expected to be in the form of Renminbi, will be negatively affected upon conversion to U.S. dollars. Although we attempt to have most future payments, mainly repayments of loans and capital contributions, denominated in U.S. dollars, if any increase in the value of the Renminbi were to occur in the future, our product sales in China and in other countries may be negatively affected. . The U.S. government continues to pressure the Chinese government to alter the exchange rate between the U.S. dollars and the Chinese RMB. While China has been slow to accept such a suggestion, such adjustment, expected between now and the 2008 Beijing Olympics, could impact trade and, thus, the Company's future performance.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in this Form 10-KSB. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

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

         Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2005. All marketable securities are classified as available for sale at September 30, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for three consecutive quarters, absent evidence to the contrary.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2005 COMPARED THE YEAR ENDED SEPTEMBER 30, 2004

REVENUES

         For the year ended September 30, 2005, we had consolidated revenues of $154,580 as compared to $465,076 for the year ended September 30, 2004, a decrease of $310,496 or 67%. During the year ended September 30, 2005, we spent a substantial amount of time on administrative tasks related to a severance and separation agreement that was executed in December 2004, to our discontinued Extrema subsidiary, discussions with potential candidates for acquisition, and the pending sale of our Chorry subsidiary. This diversion of time had a negative effect on our consulting revenues. We expect our revenues to increase during fiscal 2006 as we refocus our attention.

OPERATING EXPENSES

         For the year ended September 30, 2005, operating expenses which include consulting fees, rent, salaries and non-cash compensation, severance expense, professional fees and other selling, general and administrative, were $3,141,259 compared to $2,225,602 for the year ended September 30, 2004, an increase of $915,657 or 41.1%.

The increase in operating expenses was primarily attributable to the following:

         * Our consulting expense increased to $211,510 for the year ended September 30, 2005 from $186,586 for the year ended September 30, 2004, an increase of $24,924 or 13%. The increase was due to increased stock-based consulting expenses recorded during the year ended September 30, 2005 in connection with the issuance of common shares to consultants for services rendered. For the year ended September 30, 2005, stock-based consulting expense amounted to $96,600 as compared to $38,000 in the 2004 period. This increase was offset by a decrease in payments to consultants during fiscal 2005 of $33,676.

         * Salaries and stock-based compensation expense increased to $1,883,201 for the year ended September 30, 2005 from $1,208,281 for year ended September 30, 2004, an increase of $674,920 or 56%. The increase in salaries and stock-based compensation expense was attributable to the recording of stock-based compensation in connection with the granting of common stock and stock options to officers, employees, and directors which accounted for approximately $895,000 of the increase, including the amortization of deferred compensation from fiscal 2004. Stock-based compensation increased due to the issuance of 7,750,000 restricted common shares to executives in fiscal 2005, which have been valued at the fair market value on the dates of grant of $.07 to $.17 per share or $923,500 based on the trading price of common shares on date of grant which is being amortized over the service period. This was offset by a decrease of $220,000 attributable to a decrease in staff in our US and China business development offices and a decrease in cash payment paid to executives under employment agreements due to the issuance of common shares in lieu of cash. There was increase in executive salaries under employment agreements. For stock utilized for employee compensation, the average per share stock price was $0.085. Additionally, at September 30, 2005, we had deferred compensation of $313,457, which will be amortized into expense during fiscal 2006.

         * During the year ended September 30, 2005, we recorded severance expense of $329,343 related to a severance and separation agreement we signed with a former officer/director of the Company. In connection with this agreement, we paid cash of $100,000, issued common shares with a value of $61,875, reduced a subscription receivable of $26,250, distributed marketable securities with a value of $22,800, and incurred severance expense of $121,608 related to the distribution of the net assets of Yastock.

         * Other selling, general and administrative expenses decreased to $717,205 for the year ended September 30, 2005 from $830,735 for the year ended September 30, 2004, a decrease of $113,530 or 14%. Other selling, general and administrative expenses included the following:

                                                    2005         2004
                                                  --------     --------
         Professional fees ..................     $188,690     $205,384
         Rent ...............................       79,555       80,059
         Travel and entertainment ...........       82,764      102,144
         Bad debt ...........................            -       77,320
         Other selling, general and
               administrative ...............      366,196      365,828
                                                  --------     --------
              Total .........................     $717,205     $830,735
                                                  ========     ========

         In fiscal 2005, professional fees decreased by $16,694 or 8% due to a decrease in legal fees of $19,928 related to general corporate matters and acquisition activity, and a decrease in the use of other professionals of $10,478. This decrease was offset by an increase in audit and accounting fees of $13,712.

         Rent expense decreased to $79,555 for the year ended September 30, 2005 from $80,059 for year ended September 30, 2004, a decrease of $504. The decrease in rent was attributable to the relocation of our offices to a smaller, less expensive office facility. This decrease was offset by an increase in rent due to the leasing of a residential apartment in China for an employee amounting and the leasing of office space for our China offices during the year ended September 30, 2005. As of October 2005, we ceased leasing space in China and expect rent to decrease in fiscal 2006.

         During the year ended September 30, 2005, travel related expenses decreased by $19,380 or 19% as compared to fiscal 2004 and was attributable to a decrease in the number of staff traveling to China.

         In fiscal 2004, we incurred bad debt expense of $77,320 due to the write off of uncollectible accounts receivable of $44,555 and the write off of an uncollectible subscription receivable of $35,000. In fiscal 2005, we did not have any bad debt expense.

         Other selling, general and administrative expenses include office expenses and supplies, telephone and communications, and other expenses. In fiscal 2005, other selling, general and administrative expenses amounted to $366,196 compared to $365,528 during fiscal 2004, a small increase. In fiscal 2005, we incurred expenses of $84,243 related to our new China offices including telephone, travel and entertainment other office expenses compared to $46,330. The increase was due to the opening of offices in Shanghai, China and the increase in operations. In October 2005, we closed our China offices and expect these expenses to decrease substantially in fiscal 2006. We expect our selling, general and administrative expenses to decrease as we continue to cut costs.

LOSS FROM SALE/DISPOSAL OF MARKETABLE SECURITIES

         For the year ended September 30, 2005, we recorded no gain or loss from the sale of marketable securities as compared to a $(18,355) loss for the year ended September 30, 2004.

SETTLEMENT INCOME

         On December 31, 2003, we settled our litigation against Innova Holdings, Inc. (formerly Hy-Tech Technology Group, Inc.) ("Innova"). The Settlement Agreement resulted in us accepting 3,750,000 common shares of restricted Innova stock (OTCBB: IVHG). In a related matter, we conveyed 300,000 of those shares to Elite Financial Communications Group, which had initially introduced us to key principals among the IVHG parties. As of June 30, 2005, Genesis still owned the entire 3,450,000 of IVHG, which is now free trading. In connection with the settlement, in fiscal 2004, we recorded settlement income of $196,650 based on the fair market value of 3,450,000 net shares that we received.

INTEREST INCOME AND EXPENSE

         Interest income was $2,911 for the year ended September 30, 2005 as compared to interest income of $4,418 for the year ended September 30, 2004. In fiscal 2004, we recorded interest expense of $8,800 related to outstanding loans during 2004.

LOSS FROM ABANDONMENT OF PROPERTY AND EQUIPMENT

         For the year ended September 30, 2005, we recorded a loss of $2,444 on abandonment of property and equipment relating to the write-off of leasehold improvements abandoned upon moving to our new office.

LOSS FROM DISCONTINUED OPERATIONS

         For the year ended September 30, 2005, we recorded a loss from discontinued operations of $742,914 associated with the closure of our Extrema subsidiary and the discontinuation of our Chorry subsidiary which is in the process of being sold. In connection with the closure of Extrema LLC, we wrote off intangible assets and property and equipment amounting to $377,346 that were impaired due to the closure. Additionally, in fiscal 2005 and 2004, we incurred operating losses of $341,822 and $18,891, respectively, related to this discontinued operation.

         Additionally, as a material subsequent event, on November 2, 2005, we entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of our majority-owned subsidiary Chorry. The agreement includes the following provisions:

      1. We will deliver 100% of our shares in Chorry, representing our 80% ownership of that subsidiary, to DRGV.

      2. DRGV will pay to us $500,000 in DRGV's common stock at a price calculated at the average closing price for the 10 days prior to the closing date.

      3. For the year ended September 30, 2005, the Company and DRGV shall equally divide the cost of the audit of Chorry.

         We expect to close on this transaction no later than January 31, 2006. Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in our financial statements and related footnotes to conform to this presentation. For the year ended September 30, 2005 and 2004, gain
(loss) from discontinued operations related to Chorry was $(23,746) and $14,502, respectively.

         The following table sets forth for the fiscal years indicated selected financial data of the Company's discontinued operations.

                                                        2005           2004
                                                    ------------   ------------
Revenues .........................................   $27,293,816    $22,942,763
Cost of sales ....................................    26,747,801     22,394,134
                                                    ------------   ------------
Gross profit .....................................       546,015        548,629
Operating and other non-operating expenses .......       911,583        553,018
                                                    ------------   ------------
Loss from discontinued operations ................      (365,568)        (4,389)

Loss from disposal of discontinued operations ....      (377,346)             -
                                                    ------------   ------------

Total loss from discontinued operations ..........     $(742,914)       $(4,389)
                                                    ============   ============

OVERALL

         We reported a net loss for the year ended September 30, 2005 of $3,726,929 compared to a net loss for the year ended September 30, 2004 of $1,591,002. This translates to an overall per-share loss available to shareholders of $.06 for the year ended September 30, 2005 compared to per-share loss of $.05 for year ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2005, we had a cash balance of $17,887 and working capital of $289,311. Subsequent to September 30, 2005, we received cash amounting to approximately $83,000 from the sale of marketable equity securities. We will continue to sell marketable equity securities to obtain cash for working capital purposes. We are presently meeting our current obligations from cash proceeds received from the sale of marketable equity securities. However, due to insufficient cash generated from operations, we currently do not internally generate cash sufficient to pay all of our incurred expenses and other liabilities. As a result, we are may be dependent on investor capital and loans to meet our expenses and obligations. Although investor funds and proceeds from sales of marketable equity securities have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital from sales of our capital stock, but there can be no assurances that we will be able to raise additional capital in this manner.

         On January 16, 2004, we consummated a securities purchase agreement under which we agreed to issue $2,000,000 stated value of our newly created Series A 6% Cumulative Convertible Preferred Stock to several institutional investors. The stated value of the Series A 6% Cumulative Convertible Preferred Stock is $10.00 per share. Through September 30, 2004, we had sold 200,000 Series A 6% Cumulative Preferred shares for net proceeds of $1,902,475. We used these proceeds for working capital purposes and to seek acquisition candidates. We do not intend to sell any more Series A shares.

         Net cash used in operations was $1,443,081 for the year ended September 30, 2005 as compared to net cash used in operations of $1,029,526 for the year ended September 30, 2004. For the year ended September 30, 2005, we used cash to fund our loss of $(3,726,929) ($2,984,015 from continuing operations and $742,914 from discontinued operations) and recorded income from the receipt of marketable securities for services of $114,000 offset by non-cash items such as stock-based compensation of $1,603,445, depreciation and amortization expense of $10,435, settlement expense of $232,533, impairment losses related to our discontinued operations of $441,328, as well as changes in assets and liabilities of $110,107. For the year ended September 30, 2004, we used cash to fund our net loss of $(1,591,002) offset by non-cash items such as stock-based compensation of $650,263, depreciation expenses of $22,008 and settlement income of $(196,650) as well as other non-cash items and changes in assets and liabilities of $85,855.

         Net cash used in investing activities for the year ended September 30, 2005 was $6,682 as compared to net cash provided by investing activities for the year ended September 30, 2004 of $56,786. For the year ended September 30, 2005, we used cash for capital expenditures of $6,682. For the year ended September 30, 2004, we received cash from the sale of marketable securities of $233,551 offset by cash used for capital expenditures of $(28,264), cash used for an investment in a cost-basis investee of $(60,000), purchase of marketable equity securities of $(48,000), and cash used in acquisition of $(40,501).

         Net cash used in financing activities was $25,983 for the year ended September 30, 2005 as compared to net cash provided by financing activities of $ 2,361,379 for the year ended September 30, 2004. For the year ended September 30, 2005, net cash provided by financing activities related to proceeds received from the exercise of stock options of $25,983. For the year ended September 30, 2004, net cash provided by financing activities related primarily to proceeds from the exercise of stock options and related party loans of $355,324 and $106,080, respectively and proceeds from the sale of preferred stock of $1,902,475. This increase was offset by cash used in financing activities of $2,500 for the repayment of related party notes payable.

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

         In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

ITEM 7.  FINANCIAL STATEMENTS

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this annual report(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this annual report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers' evaluation has also concluded that there have been no occurrences during the fourth quarter of the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 8B. OTHER INFORMATION

         Genesis and The YaSheng Group, Ltd. ("YaSheng") signed a Letter of Intent dated December 13, 2005. YaSheng is a Chinese biotech/agribusiness conglomerate in Gansu Province, China. It has annual revenues exceeding USD 665 million, profits exceeding USD 83 million, and assets exceeding USD 1.3 billion. The merger would result in a qualified YaSheng subsidiary merging into GTEC, and the succeeding entity having a majority ownership by YaSheng. With due diligence and auditing underway, the intended closing date is estimated to be 60-120 days from signing this Letter of Intent. The final merger agreement would require the approval of the GTEC Board of Directors and Shareholders.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table includes the names, positions held and ages of our executive officers and directors.

NAME                                AGE            POSITION
-----------                         ---            -----------------------
Gary Wolfson                        57             CEO and Director
Adam Wasserman                      41             Chief Financial Officer
Kenneth Clinton                     35             President and Director
Dr. Shaohua (Joshua) Tan            43             Director

         GARY WOLFSON. Mr. Wolfson was appointed Chief Executive Officer in August, 2002. From 1992 until joining our company, Mr. Wolfson was President and a director of Pacific Rim Consultants, a private Sino-American liaison consulting firm. In this capacity, he served as Director of China Operations for four U.S. companies, including Walt Disney Memorial Cancer Institutes (1997 to
1998), CMI Power/Kansas City Power & Light (1993 to 1995), Nanjing Valley/Atlantic Gulf Communities (1995 to1997) and Shanghai Travel & Business Bureau (1994 to 1999). In addition, he served as Director of U.S. Operations for three Chinese companies, including Motorola China (1994 to 1996), China Academy of Sciences (1995 to 1998) and World Trade Center - Jiangsu Province (1995 to
1997). From 1971 to 1991 Mr. Wolfson was an owner of an international thoroughbred horse breeding and racing enterprise.

         ADAM C. WASSERMAN. Mr. Wasserman has served as our Chief Financial Officer since October, 2001. Mr. Wasserman devotes approximately 20% of his time to our company. As our business grows, we will either seek to increase the amount of time Mr. Wasserman devotes to our company or hire a full-time chief financial officer. Since November 1999 Mr. Wasserman has been CEO of CFO Oncall, Inc., Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, auditing, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has also served as the Chief Financial Officer of Relationserve Media, Inc. since July 2005 and Transax International Limited since May 2005. From June 1991 to November 1999 he was Senior Audit Manager, American Express Tax and, Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991 Mr. Wasserman was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Administration from the State University of New York at Albany. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants and is the treasurer of Gold Coast Venture Capital Association.

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

         DR. SHAOHUA (JOSHUA) TAN. Dr. Tan has been an independent member of our Board of Directors since March 2005. Dr. Tan is a tenured professor at Peking University. In addition to his academic achievements, he is a global business leader, with a focus on public companies and telecommunications. Dr. Tan, earning his Ph.D. at Universiteit Leuven in Belgium, has a stellar history of leading technology companies in the West and China. These include: Founder and Chairman of such Chinese technology companies as Beijing Beida Xi Xin Software Technology Co. Ltd., Beijing Xin Chuang Yi Fang Software Technology Co. Ltd., Beijing CVC Communications Co. Ltd. and Beijing Tianji Software Technology Co. Ltd. Dr. Tan was the Founder and CEO of CN2U Technology Ltd. that specialized in financing for telecom services businesses through direct investment. He also served as the M&A Founder and CTO of Aptronix Asia Pacific Electronics Ltd., helping develop, manufacture, and market multimedia communications systems and terminal products. Dr. Tan is a principal and investor in the U.S. public company, China Voice Corporation (CHCV.PK), which is not in a market sector competing with Genesis. He is a self-employed entrepreneur, with business interests in China, the U.S. and Western Europe. Dr. Tan has held various posts as Professor, Research Fellow, Senior Scientist and other research roles held in countries like Europe, U.S., Japan, China, and Singapore.

         Our directors are elected at each annual meeting of stockholders. Our directors hold office until the next annual meeting of stockholders. Board act as Compensation and Audit committee and Two Board of Directors are independent. Executive officers are elected by and serve at the discretion of the Board of Directors.

         There are no family relationships among any of our officers and directors.

KEY EMPLOYEE

         WANG WUZHANG. Mr. Wang, 38, is CEO and General Manager of Chorry, a company he founded in 1998. He is also its minority shareholder. Mr. Wang holds overall management responsibilities with respect to Chorry, including developing and implementing strategic plans and initiatives at this subsidiary. From 1993 until 1998, Mr. Wang worked for China Textile University Corp. as a researcher and from 1989 to 1992 he worked for Shanghai Computer Technology Institute as a scientist. Mr. Wang graduated with a bachelor's degree from Shanghai Engineering Technology Institute in 1989 with a major in computer application.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has currently established an Ethics and Steering Committee whose members are Messrs. Wolfson and Clinton and Dr. Tan are members of the Ethics and Steering Committee, with Dr. Tan serving as the independent member. The Ethics and Steering Committee operates under our corporate governance principles described below and does not have a separate charter. We have yet to establish an Audit Committee or other committees of our Board of Directors as envisioned by the following governance principles. The functions of those committees are being undertaken by the entire board as a whole.

DIRECTOR INDEPENDENCE, AUDIT COMMITTEE OF THE BOARD OF DIRECTORS AND AUDIT COMMITTEE FINANCIAL EXPERT

         Only one of the members of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission. The majority of the members of our Board of Directors are individuals who are an integral part of the business. As a result of our operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

         The functions of the Audit Committee are currently performed by the entire Board of Directors. At such time as we expand our Board of Directors to include additional independent directors, we intend to establish an Audit Committee of our Board of Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee of our Board of Directors.

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

         o understands generally accepted accounting principles and financial statements,
         o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
         o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
         o  understands internal controls over financial reporting, and
         o  understands audit committee functions

CODE OF ETHICS

         In January 2006 we adopted a Code of Ethics and Business Conduct to provide guiding principles to our officers, directors and employees. Our Code of Ethics and Business Conduct also strongly recommends that all directors and employees of our company comply with the code in the performance of their duties. Generally, our Code of Ethics and Business Conduct provides guidelines regarding:

         o  compliance with laws, rules and regulations,
         o  conflicts of interest,
         o  insider trading,
         o  corporate opportunities
         o  competition and fair dealing,
         o  discrimination and harassment,
         o  health and safety,
         o  record-keeping,
         o  confidentiality,
         o  protection and proper use of company assets, and
         o  payments to government personnel.

         Our Code of Ethics and Business Conduct also provides guiding principles to our Chief Executive Officer and Senior Financial Office in the performance of their duties A copy of our Code of Ethics and Business Conduct is included as an exhibit to this annual report.

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

         ETHICS AND STEERING COMMITTEE. All contracts, agreements, prospects of mergers and acquisitions, granting of options, and publication of information pertaining to our company shall have the approval of the Ethics and Steering Committee. The Committee includes the legal counsel, an independent director, the CEO, and the Chairman of the Board. In each case, the final document must have the majority approval to be acted upon. Because of existing agreements and those already in negotiations, the effective date of this provision shall be August 1, 2003. As we grow and have the wherewithal, this Committee also shall have the responsibility of establishing a formal Audit Committee, complying with guidelines furnished by the Securities and Exchange Commission.

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

         For each term of one year, our independent board members shall each be entitled to 75,000 options. The Board of Directors or a Compensation Committee of the Board (at such time as one is established) will determine the strike price. The board member shall also be entitled to 75,000 shares of our common stock. In addition, for each meeting that board member participates, that person will receive 10,000 options with an exercise price equal to the fair market value of our common stock on the day of meeting. We will be responsible for any expenses incurred for the purpose of meeting on behalf of our shareholders. Members of our board who are our employees are not entitled to any additional compensation for their board service.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to: (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the last three fiscal periods ended September 30, 2005, 2004 and 2003:

                                    Annual Compensation                        Long-Term Compensation
                      -----------------------------------------------   --------------------------------------
                                                                        Restricted   Securities       All
                                                         Other Annual     Stock      Underlying      Other
Name and Principal     Fiscal       Salary     Bonus     Compensation     Awards      Options     Compensation
Position                Year          ($)       ($)          ($)            ($)        SAR (#)         ($)
------------------    -------     ---------   --------   ------------   ----------   ----------   ------------
Gary Wolfson,         2005(1)     $ 152,500   $   -       $  50,781     $ 359,375    1,953,125      $  77,676
Chief Executive       2004(2)     $ 130,000   $ 60,060    $ 109,375     $    -       1,562,500          -0-
Officer               2003(3)     $ 121,000   $   -       $ 160,000     $    -       1,750,000          -0-

Dr, James Wang,       2005(4)     $  29,165   $   -       $       -     $    -            -         $ 184,675
Former Chairman of    2004(5)     $ 117,833   $ 60,060    $ 109,375     $    -       1,562,500          -0-
the Board and         2003(6)     $ 108,900   $   -       $ 212,000     $            2,400,000          -0-
Former President

Kenneth Clinton,      2005(7)     $ 131,660   $   -       $  50,781     $  359,375   1,953,125      $  77,826
Director and          2004(8)     $ 104,822   $ 60,060    $ 109,375     $     -      1,562,500          -0-
President             2003(9)     $  96,800   $   -       $ 160,000     $     -      1,750,000          -0-

Li Shaoqing.          2005(10)    $  44,000   $   -       $ 205,000     $     -           -             -0-
Former Director

_________
(1)  Mr. Wolfson's compensation for fiscal 2005 included:
     o $152,500 salary payable under the terms of his employment agreement, of which $50,000 was paid through the issuance of 773,810 shares of our common stock,
     o options to purchase 1,953,125 shares of our common stock at an exercise price of $0.041 per share representing other annual compensation which were valued at $50,781 pursuant to the terms of his employment agreement,
     o 3,125,000 shares of our common stock valued at $359,375 which represent pursuant to the terms of his employment agreement, and
     o 1,140,319 shares of our common stock valued at $77,646 issued as other compensation.

     Mr. Wolfson's fiscal 2005 compensation reported above excludes 1,697,916 shares of our common stock valued at $84,896 issued to him in September 2005 for services to be rendered to us during fiscal 2006.

(2)  Mr. Wolfson's compensation for fiscal 2004 included:
     o $130,000 salary payable under the terms of his employment agreement, of which $72,000 was paid through the issuance and exercise of options to purchase 653,838 shares of our common stock at an exercise price of $.12 to $.13 per share (Mr. Wolfson's fiscal 2004 compensation reported above excludes 486,111 shares of our common stock valued at $58,333 issued to him in July 2004 for services to rendered to us during fiscal 2005),
     o bonuses totaling $60,060, which includes 146,000 shares of our common stock valued at $40,060, and
     o options to purchase 1,562,500 shares of our common stock at an exercise price of $0.06 per share which were valued at $109,375 pursuant to the terms of his employment agreement.

(3)  Mr. Wolfson's compensation for fiscal 2003 included:
     o $121,000 salary payable under the terms of his employment agreement, of which $53,300 was paid through the issuance and exercise of options to purchase 582,226 shares of our common stock at an average exercise price of $.09 per share, and
     o options to purchase an aggregate of 1,750,000 shares of our common stock valued at $160,000, of which options to purchase 500,000 shares were exercisable at $0.52 per share, options to purchase 625,000 shares were exercisable at $0.10 per share and options to purchase 625,000 shares were exercisable at $0.056 per share.

(4) Dr. Wang served as our Chairman of the Board and President until December 13, 2004. Dr. Wang's compensation for fiscal 2005 included:
     o    $29,165 of salary; and
     o severance payments equal to cash of $100,000, $95,000 worth of marketable securities held by the Company and 562,500 shares of our common stock valued at $61,875. See "Separation and Severance Agreement" below.

(5)  Dr. Wang's fiscal 2004 compensation included:
     o $117,833 salary payable under his employment agreement, of which $81,425 was paid through the issuance and exercise of options to purchase 626,348 shares of our common stock at an average exercise price of $.13 per share,
     o bonuses totaling $60,060, which includes 146,000 shares of our common stock valued at $40,060, and
     o options to purchase 1,562,500 shares of our common stock at an exercise price of $0.06 per share which were valued at $109,375 pursuant to the terms of his employment agreement. These options expired on December 31, 2005.

(6)  Dr. Wang's fiscal 2003 compensation included:
     o $108,900 salary payable under the terms of his employment agreement, of which $34,425 was paid through the issuance and exercise of options to purchase 438,750 shares of our common stock at an average exercise price of $.09 per share, and
     o other compensation which included options to purchase an aggregate of 1,750,000 shares of our common stock valued at $160,000, of which options to purchase 500,000 shares were exercisable at $0.50 per share, options to purchase 625,000 shares were exercisable at $0.10 per share and options to purchase 625,000 shares were exercisable at $0.056 per share, and
     o other compensation which included options to purchase 650,000 shares of our common stock valued at $52,000 based on re-pricing which were exercisable at $0.10 per share.

(7)  Mr. Clinton's fiscal 2005 compensation included:
     o $131,660 salary payable under the terms of his employment agreement, of which $41,664 was paid through the issuance of 664,800 shares of our common stock,
     o options to purchase 1,953,125 shares of our common stock at an exercise price of $0.041 per share representing other annual compensation which were valued at $50,781 pursuant to the terms of his employment agreement,
     o 3,125,000 shares of our common stock valued at $359,375 which represent pursuant to the terms of his employment agreement, and
     o 1,161,675 shares of our common stock valued at $77,826 issued as other compensation.

     Mr. Clinton's fiscal 2005 compensation reported above excludes 1,697,916 shares of our common stock valued at $84,896 issued to him in September 2005 for services to be rendered to us during fiscal 2006.

(8)  Mr. Clinton's fiscal 2004 compensation included:
     o $104,822 salary payable under the terms of his employment agreement, of which $110,117 was paid through the issuance and exercise of options to purchase 882,960 shares of our common stock at an average exercise price of $.12 per share ($31,755 of share value issued in fiscal 2004 was for services performed in fiscal 2005),
     o bonuses totaling $60,060, which includes 146,000 shares of our common stock valued at $40,060, and
     o options to purchase 1,562,500 shares of our common stock at an exercise price of $0.06 per share which were valued at $109,375 pursuant to the terms of his employment agreement.

(9)  Mr. Clinton's compensation for fiscal 2003 included:
     o $96,800 salary payable under the terms of his employment agreement, of which $42,000 was paid through the issuance and exercise of options to purchase 435,496 shares of our common stock at an exercise price of $.10 per share, and
     o options to purchase an aggregate of 1,750,000 shares of our common stock valued at $160,000, of which options to purchase 500,000 shares were exercisable at $0.52 per share, options to purchase 625,000 shares were exercisable at $0.10 per share and options to purchase 625,000 shares were exercisable at $0.056 per share.

(10) Dr. Li Shaoqing served as the director/chief executive officer of our China operations from October 1, 2004 until September 30, 2005. Under the terms of our one year agreement with Dr. Li, we agreed to pay him a base salary of $4,000 per month and issue him an aggregate of 1,500,000 shares of our common stock which was valued at $205,000. Additionally, Dr. Li was entitled to an annual bonus of 5% of the net profits generated by our China operations to be paid in common stock or cash as determined by us. There were no net profits during the period.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during Fiscal 2005 to the Named Executive Officers.

                                     % of Total
                Number of Shares    Options Granted   Exercise or     FMV of
               Underlying Options    to Employees     Base Price    Shares on    Expiration
Name             Granted (#)        in Fiscal Year      ($/Sh)      Grant Date      Date
------------   ------------------   ---------------   -----------   ----------   -----------
Gary Wolfson       1,953,125             43.3%          $ 0.041      $ 0.067     August 2008
Ken Clinton        1,953,125             43.3%          $ 0.041      $ 0.067     August 2008

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table indicates each exercise of stock options (or tandem
SARS) and freestanding SRAS during the last fiscal year by each of the names executive officers and the total number and value of exercisable and unexercisable stock options held by Named Executive Officers as of September 30, 2005.

                                                  Number of Securities         Value of Unexercised
                                                 Underlying Unexercised            In-the-Money
                                               Options at Fiscal Year-End   Options at Fiscal Year-end
                                                           (#)                          ($)
               Shares acquired     Value       --------------------------   --------------------------
Name            on Exercise(#)   Realized($)   Exercisable  Unexercisable   Exercisable  Unexercisable
------------   ---------------   -----------   ----------- --------------   -----------  -------------
Gary Wolfson          -           $ 182,333     4,865,625         -           $ 33,351       $ -
Ken Clinton           -           $ 150,118     4,865,625         -           $ 33,352       $ -

STOCK OPTION PLANS

         On October 31, 2001, our board of directors authorized, and holders of a majority of our outstanding common stock adopted our 2002 Stock Option Plan (the "2002 Plan"). Subsequent to October 2001, the 2002 Plan was amended to increase to reserve 6,055,000 of our authorized but unissued shares of common stock for issuance under the Plan. On May 30, 2003, our board of directors and holders of a majority of our outstanding common stock approved and adopted our 2003 Stock Option Plan (the "2003 Plan") covering 7,000,000 shares of common stock. On April 21, 2004, our board of directors and holders of a majority of our outstanding common stock approved and adopted our 2004 Stock Option Plan (the 2004 Plan") covering 10,000,000 shares of common stock. On August 13, 2005 our Board of Directors increased the number of shares available for issuance under our 2004 Plan to 22,000,000 shares. As of September 30, 2005, options for an aggregate of 4,372,000 shares at exercise prices ranging from $0.03 to $2.25 remain outstanding under the 2002, 2003 Plan and 2004 Plan and 2,172,802 shares remain available for issuance under our 2004 Plan.

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

EMPLOYMENT AGREEMENTS

         Gary Wolfson. Effective August 1, 2004, we entered into an employment agreement with our chief executive officer, Gary Wolfson. The agreement is for a term of three years unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employee's services, the Company has agreed to a base salary of $150,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary at any time, but not decrease it. If the Board takes no action, the base salary shall increase a minimum of 10% annually. The executive is entitled to a discretionary bonus of 25% of base salary determined by the CEO or Board of Directors. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ended July 31, 2005) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. These options contain anti-dilutive provisions. In fiscal 2004, in connection with this agreement, the executive was granted stock options to purchase 1,562,500 common shares at $.06 per share and in fiscal 2005, in connection with this agreement, the executive was granted stock options to purchase 1,953,125 common shares at $.041 per share. On November 1, 2004, the executive was granted restricted shares of common stock equal to two times the number of options granted under this employment agreement. In connection with this employment agreement, in November 2004, the Company issued 3,125,000 common shares. In the event the Company's common stock is approved for listing on the American Stock Exchange or the Nasdaq SmallCap Market, the Executive will be granted 2.5% of the Company's outstanding shares on the first day of trading on the new exchange.

         Kenneth Clinton. Effective August 1, 2004, the Company entered into an employment agreement with its chief operating officer and subsequently elevated to president, Kenneth Clinton. The agreement is for a term of three years unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employees' services, the Company has agreed to a base salary of $125,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary at any time, but not decrease it. If the Board takes no action, the base salary shall increase a minimum of 10% annually. The executive is entitled to a discretionary bonus of 25% of base salary determined by the CEO or Board of Directors. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ended July 31, 2005) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. These options contain anti-dilutive provisions. In fiscal 2004, in connection with this agreement, the executive was granted stock options to purchase 1,562,500 common shares at $.06 per share. In fiscal 2005, in connection with this agreement, the executive was granted stock options to purchase 1,953,125 common shares at $.041 per share. On November 1, 2004, the executive was granted restricted shares of common stock equal to two times the number of options granted under this employment agreement. In connection with this employment agreement, in November 2004, the Company issued 3,125,000 common shares. In the event the Company's common stock is approved for listing on the American Stock Exchange or the Nasdaq SmallCap Market, he Executive will be granted 2.5% of the Company's outstanding shares on the first day of trading on the new exchange.

SEPARATION AND SEVERANCE AGREEMENT

         In August 2004, we entered into an employment agreement with Dr. James Wang, then our Chairman and President. The agreement was for a term of three years unless either party terminated the agreement, and contained confidentiality clauses. As consideration for his services, we agreed to pay Dr. Wang a base salary of $140,000 per annum plus benefits, for time actually devoted to duties on our behalf. In addition, Dr. Wang was to be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ending July 31, 2004) plus an additional 25% to purchase shares of our common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options had an expiration date five years from the grant date. In connection with this agreement, Dr. Wang was granted options to purchase 1,562,500 shares of our common stock at $.06 per share. On December 13, 2004, the employment agreement with Dr. Wang was cancelled. In connection with this employment agreement, in November 2004, the Company was to issue 3,125,000 common shares to Dr. Wang. These shares were not delivered to Dr. Wang and in management's opinion are not issuable due to the Separation and Severance Agreement. Currently, Dr. Wang is disputing this position. During negotiations, Dr. Wang stated on advice of counsel that he could not maintain his employment agreement or any of its benefits if he did not continue as an employee of GTEC. The Company plans to vigorously defend its position and believes that any settlement, if any, will not have a material adverse effect on its financial condition.

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

         The Separation and Severance Agreement provided for the following severance provisions:

         * We transferred our ownership interest in and to Yastock and Yastand, free and clear of all liens, pledges, hypothecation, option, contract and other encumbrance, to Messrs. Robert Zhuang and Lawrence Wang, the previous owners.

         * Yastock and Yastand agreed to transfer all rights and privileges to certain agreement to us.

         * We transferred to Yastock two-thirds of our ownership interest in the joint venture with CIIC Investment Banking Services Company, Limited, free and clear of all liens, pledges, hypothecation, option, contract and other encumbrance.

         * We issued Dr. Wang 562,500 shares of our common stock pursuant to our 2004 Stock Option Plan, which shares were registered under an effective registration statement on Form S-8.

         * We paid Dr. Wang $100,000 on the day after we file this annual report on Form 10-KSB for the year ended September 30, 2004 with the SEC and the annual report is accepted by the SEC Edgar filing system.

         * Dr. Wang agreed to provide substantial assistance to us in the preparation of this annual report and organization of all audits of subsidiaries.

         * Dr. Wang also agreed to assist us in maintaining a positive relationship between the Company and our subsidiary, Chorry.

         * Dr. Wang's options to purchase 1,500,000 shares of our common stock which are exercisable at an exercise price of $0.06 cents per share received pursuant to the above-described employment agreement terminated on December 13, 2005, unless exercised prior thereto. As of September 30, 2005, 437,500 options were exercised and the remaining options expired without exercise.

         * For a period of three years, Dr. Wang, Yastock and Yastand shall not
(i) without first obtaining our written consent, directly or indirectly, do business with any of our past or current customers, or (ii) directly or indirectly, solicit or proposition, or otherwise attempt to induce any of our customers to terminate their relationships with our company.

         * We transferred to Yastock 95,000 shares of Dragon International Group Corp. common stock owned by us which were valued at December 13, 2004, the date of the Separation Agreement at approximately $51,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of January 5, 2006, information known to us relating to the beneficial ownership of shares of common stock by:

         - each person who is the beneficial owner of more than five percent of the outstanding shares of common stock;
         -  each director;
         -  each executive officer; and
         -  all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Genesis Technology Group, Inc., 7900 Glades Road, Suite 420, Boca Raton FL 33434. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of January 10, 2005, there were 70,996,966 shares of our common stock issued and outstanding. The issued and outstanding shares do not include 15,309,216 shares of our common stock issuable upon the exercise of warrants and options.

Names and Address of         Number of shares       Percentage of shares
Beneficial Owner             Beneficially Owned      Beneficially Owned
--------------------         ------------------     --------------------
Gary Wolfson                     9,636,625(1)              13.57%
Kenneth Clinton                 10,002,867(2)              14.01%
Adam Wasserman                   1,393,738                  2.00%
Dr. Shaohua Tan                  1,562,500(3)               2.20%

All executive officers
and directors as a group
(four persons)                  21,588,861                  27.0%
_________
(1) Mr. Wolfson's holdings include options to purchase 4,865,625 shares of common stock. Of his shares, 3,224,052 are held in a trust for Mr. Wolfson's children for whom he is one of three trustees.
(2) Mr. Clinton's holdings include options to purchase 4,865,625 shares of common stock.
(3) Represents options to purchase 1,562,500 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dr. James Wang, a former officer and director or our company, advanced funds to us for working capital purposes. The advances were non-interest bearing and were repaid prior to September 30, 2004.

         From time to time, Mr. Wang Wuzhang, the minority shareholder and CEO of our Chorry subsidiary, advanced funds to this subsidiary which is used for working capital purposes. At September 30, 2005 we owed Mr. Wang $535,192. These advances are non-interest bearing and are payable on demand.

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

ITEM 13. EXHIBITS

2.1 Agreement and Plan of Reorganization between Virginia City Gold Mines, Inc. and Psychicnet.com, Inc. dated March 8, 1999 (1)
2.2 Agreement and Plan of Merger between Newagecities.com, Inc., New Leaf Distributing Company and Al-Wali Corporation, dated April 6, 2001. (4)
2.3 Agreement and Plan of Reorganization and Stock Purchase Agreement between Newagecities.com, Inc. and Genesis Systems, Inc. (5)
2.4      Stock Purchase Agreement by and Among Newagecities.com and PropaMedia
         (6)
2.5      Stock Purchase Agreement by and Among Newagecities.com and G-Choice (6)
2.6 Stock Purchase Agreement dated November 15, 2001 by and between Genesis Technology Group, Inc., Zhaoli Science and Technology Development Company, Limited and the Majority Shareholder of Zhaoli Science and Technology Development Company, Limited. (7)
2.7 Stock Purchase Agreement dated December 1, 2001 by and between Genesis Technology Group, Inc, Yastock Investment Consulting Company, Limited and the majority shareholders of Yastock Investment Consulting Company, Limited. (7)
2.8 Agreement and Plan of Merger And Reorganization by and among theNETdigest.Com, Inc. as Acquiror, Shanghai G-Choice Science & Technology Company Ltd as Acquiree and the Shareholders of Shanghai G-Choice Science & Technology Company Ltd. (9)
2.9 Agreement for purchase of LLC Membership Interests in Extrema LLC dated August 12, 2004(2)
2.10     Merger Agreement and Plan of Reorganization (1)
3.1      Articles of Incorporation (1)
3.2      Articles of Amendment to the Articles of Incorporation (1)
3.3      Articles of Amendment to the Articles of Incorporation (1)
3.4      Bylaws (1)
4.1      Subscription Agreement (13)
4.2 Articles of Amendment Designating Rights of Series A 6% Cumulative Convertible Preferred Stock (13)
4.3      Form of Warrant (13)
10.1     Genesis Technology Group, Inc. 2002 Stock Option Plan. (8)
10.2     Genesis Technology Group Amendment No.1 to 2002 Stock Option Plan. (11)
10.3     Genesis Technology Group 2003 Stock Option Plan. (12)
10.4     Employment Agreement with Gary Wolfson dated August 1, 2004(2)
10.5     Employment Agreement with Kenneth Clinton dated August 1, 2004(2)
10.6 Separation and severance agreement with James Wang dated December 10, 2004 (2)
10.7 Joint Venture Agreement with Global Boardroom Solutions, Inc., a division of Custage International, Inc. dated June 1, 2004 (2)
10.8     Real Estate Contract for Extrema including Guarantee Signed by Genesis
         (2)
10.9     Employment Agreement with Dr. Li Shaoqing (2)
10.10    Stock Purchase Agreement dated November 2, 2005 with Dragon Venture (3)
10.11    Amendment number 1 to the 2004 Stock Option Plan (10)
10.12 General Partnership Agreement dated December 30, 2005 between Genesis Equity Partners, LLC and Jin Ma Group, Ltd.*
14.1     Code of Business Conduct and Ethics *
21.1     Subsidiaries of the small business issuer *
31.1     Section 302 Certification of Chief Executive Officer *
31.2     Section 302 Certification of Chief Financial Officer *
32.1     Section 906 Certification of Chief Executive Officer *
32.2     Section 906 Certification of Chief Financial Officer *
_________
(1) Incorporated by reference to exhibits filed with the registration statement on Form SB-2 as filed on September 1, 1999
(2) Incorporated by reference to exhibits filed with our annual report on Form 10-KSB for the fiscal year ended September 30, 2004.
(3) Incorporated by reference to exhibit filed with the Current Report on Form 8-K as filed on November 15, 2005.
(4) Incorporated by reference to exhibits filed with the Current Report on Form 8-K as filed on April 23, 2001.
(5) Incorporated by reference to exhibits filed with the Current Report on Form 8-K as filed on August 16, 2001.
(6) Incorporated by reference to exhibits filed with the Current Report on Form 8-K as filed on September 12, 2001.
(7) Incorporated by reference to exhibits filed with the Current Report on Form 8-K as filed on January 14, 2002.
(8) Incorporated by reference to exhibits filed with the registration statement on Form S-8 filed on March 26, 2002.
(9) Incorporated by reference to exhibits filed with the Current Report on Form 8-K as filed on July 15, 2002.
(10) Incorporated by reference to exhibit filed with the registration statement on Form S-8 as filed on September 30, 2005.
(11) Incorporated by reference to exhibits filed with the registration statement on Form S-8 as filed on December 17, 2002.
(12) Incorporated by reference to exhibits filed with the registration statement on Form S-8 as filed on June 5, 2003.
(13) Incorporated by reference to exhibits with the Current Report on Form 8-K as filed on January 22, 2004.

*        Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2005 and 2004. The following table shows the fees that were billed for the audit and other services provided by each of this firm for the 2005 and 2004 fiscal years.

                                            Fiscal 2005       Fiscal 2004
                                            -----------       -----------

Audit Fees ..........................         $65,500           $55,500
Audit-Related Fees ..................         $     0           $     0
Tax Fees ............................         $ 5,000           $     0
All Other Fees ......................         $     0           $     0
                                              -------           -------
         Total ......................         $70,500           $55,500
                                              =======           =======

         Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees - This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GENESIS TECHNOLOGY GROUP, INC.

                                      By: /s/ Gary Wolfson
                                          ----------------
                                      Gary Wolfson,
Dated: January 13, 2006               Chief Executive Officer
                                      principal executive officer


                                      By: /s/ Adam Wasserman
                                          ------------------
                                      Adam Wasserman,
Dated: January 13, 2006               Chief Financial Officer,
                                      principal financial and accounting officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                    TITLE                              DATE

/s/ Gary Wolfson             Chief Executive Officer            January 13, 2006
----------------             and Director
Gary Wolfson

/s/ Adam Wasserman           Chief Financial Officer            January 13, 2006
------------------
Adam Wasserman

/s/ Ken Clinton              President and Director             January 13, 2006
---------------
Ken Clinton

/s/ Shaohua Tan              Director                           January 13, 2006
---------------
Shaohua Tan

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

Report of Independent Registered Public Accounting Firm ...................  F-2

  Consolidated Financial Statements:

    Consolidated Balance Sheet ............................................  F-3

    Consolidated Statements of Operations .................................  F-4

    Consolidated Statement of Shareholders' Equity ........................  F-5

    Consolidated Statements of Cash Flows .................................  F-6

  Notes to Consolidated Financial Statements ......................  F-7 to F-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Technology Group, Inc
Boca Raton, Florida

         We have audited the accompanying consolidated balance sheet of Genesis Technology Group, Inc. and Subsidiaries as of September 30, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Technology Group, Inc. and Subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $19,389,921 and has net losses and cash used in operations of $3,726,929 and $1,443,081, respectively, for the year ended September 30, 2005. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/ Sherb & Co., LLP
                                                    Certified Public Accountants

Boca Raton, Florida
January 12, 2006

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................  $     17,887
  Marketable equity securities, at market .......................       274,302
  Assets from discontinued operations ...........................     1,331,887
                                                                   ------------

    Total Current Assets ........................................     1,624,076

PROPERTY AND EQUIPMENT - Net ....................................        23,556

OTHER ASSETS:
  Other assets ..................................................        71,410
                                                                   ------------

    Total Assets ................................................  $  1,719,042
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses .........................  $     54,177
  Deferred revenue ..............................................        13,333
  Liabilities of discontinued operations ........................     1,267,255
                                                                   ------------

    Total Current Liabilities ...................................     1,334,765
                                                                   ------------

MINORITY INTEREST ...............................................        10,053
                                                                   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized)             -
  Convertible preferred stock Series A ($.001 Par Value; 218,000
     Shares Authorized; 97,500 shares issued and outstanding) ...            97
  Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
     69,462,097 shares issued and outstanding) ..................        69,462
  Additional paid-in capital ....................................    20,117,111
  Accumulated deficit ...........................................   (19,389,921)
  Less: Deferred compensation ...................................      (313,457)
  Accumulated other comprehensive loss ..........................      (109,068)
                                                                   ------------

    Total Shareholders' Equity ..................................       374,224
                                                                   ------------

    Total Liabilities and Shareholders' Equity ..................  $  1,719,042
                                                                   ============

                 See notes to consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Year Ended
                                                           September 30,
                                                    ---------------------------
                                                        2005            2004
                                                    ------------   ------------

NET REVENUES .....................................  $    154,580   $    465,076
                                                    ------------   ------------

OPERATING EXPENSES:
   Consulting ....................................       211,510        186,586
   Salaries and non-cash compensation ............     1,883,201      1,208,281
   Severance expense .............................       329,343              -
   Selling, general and administrative ...........       717,205        830,735
                                                    ------------   ------------

      Total Operating Expenses ...................     3,141,259      2,225,602
                                                    ------------   ------------

LOSS FROM OPERATIONS .............................    (2,986,679)    (1,760,526)
                                                    ------------   ------------

OTHER INCOME (EXPENSE):
   Loss from sale of marketable securities .......             -        (18,355)
   Settlement income .............................             -        196,650
   Loss on abandonment of property and equipment .        (2,444)             -
   Interest income ...............................         2,911          4,418
   Interest expense ..............................             -         (8,800)
                                                    ------------   ------------

      Total Other Income (Expense) ...............           467        173,913
                                                    ------------   ------------

LOSS BEFORE DISCONTINUED OPERATIONS, INCOME TAXES
  AND MINORITY INTEREST ..........................    (2,986,212)    (1,586,613)
                                                    ------------   ------------

DISCONTINUED OPERATIONS:
   Loss from disposal of discontinued operations .      (377,346)             -
   Loss from discontinued operations .............      (365,568)        (4,389)
                                                    ------------   ------------

      Total Loss from Discontinued Operations ....      (742,914)        (4,389)
                                                    ------------   ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST ...    (3,729,126)    (1,591,002)

PROVISION FOR INCOME TAXES .......................             -              -
                                                    ------------   ------------

LOSS BEFORE MINORITY INTEREST ....................    (3,729,126)    (1,591,002)

MINORITY INTEREST IN LOSS OF SUBSIDIARY ..........         2,197              -
                                                    ------------   ------------

NET LOSS .........................................    (3,726,929)    (1,591,002)

BENEFICIAL CONVERSION FEATURE-PREFERRED STOCK ....             -       (500,000)
                                                    ------------   ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS .....  $ (3,726,929)  $ (2,091,002)
                                                    ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Loss from continuing operations ...............  $      (0.05)  $      (0.05)
   Loss from discontinued operations .............         (0.01)         (0.00)
                                                    ------------   ------------

   Net loss per common share .....................  $      (0.06)  $      (0.05)
                                                    ============   ============

   Weighted Common Shares Outstanding
    - Basic and Diluted ..........................    61,248,209     44,100,622
                                                    ============   ============

                 See notes to consolidated financial statements

                                         GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         For the Years Ended September 30, 2005 and 2004

                                                       Preferred Stock Series A
                                                           $.001 Par Value         Common Stock, $.001 Par Value
                                                     ---------------------------   -----------------------------     Additional
                                                       Number of                     Number of                        Paid-in
                                                        Shares         Amount         Shares          Amount          Capital
                                                     ------------   ------------   -------------   -------------   -------------
Balance, September 30, 2003 ........................            -   $          -      36,323,824   $      36,324   $  14,203,424

Stock options granted to consultants and employees .            -              -               -               -         459,752

Common stock issued for services ...................            -              -         711,000             711         210,849

Shares issued  from exercise of stock options for
  cash and accrued salaries ........................            -              -       8,260,454           8,260         913,552

Amortization of deferred consulting fees ...........            -              -               -               -               -

Preferred stock issued under private placement .....      200,000            200               -               -       1,902,275

Beneficial conversion feature - preferred stock ....            -              -               -               -         500,000

Conversion of preferred stock to common stock ......     (102,500)          (103)      4,434,718           4,435          (4,332)

Common stock issued in connection with acquisition .            -              -       1,369,697           1,370         217,781

Write off of subscriptions receivable deemed
  uncollectible ....................................            -              -               -               -               -

Other comprehensive income:
   Net loss ........................................            -              -               -               -               -
   Comprehensive loss - change in unrealized loss
     on marketable equity securities-net of taxes
     of $0 .........................................            -              -               -               -               -


   Total comprehensive loss ........................            -              -               -               -               -
                                                     ------------   ------------   -------------   -------------   -------------

Balance, September 30, 2004 ........................       97,500             97      51,099,693          51,100      18,403,301

Stock options granted to director and employees ....            -              -               -               -         149,639

Common stock issued for services ...................            -              -      17,336,015          17,336       1,476,489

Shares issued  from exercise of stock options for
  cash and accrued salaries ........................            -              -         463,889             464          26,369

Shares issued in connection with severance agreement            -              -         562,500             562          61,313

Amortization of deferred compensation ..............            -              -               -               -               -

Other comprehensive income:
   Net loss ........................................            -              -               -               -               -
   Comprehensive loss - change in unrealized loss
     on marketable equity securities and foreign
     currency exchange -net of taxes of $0 .........            -              -               -               -               -


   Total comprehensive loss ........................            -              -               -               -               -
                                                     ------------   ------------   -------------   -------------   -------------

Balance, September 30, 2005 ........................       97,500   $         97      69,462,097   $      69,462   $  20,117,111
                                                     ============   ============   =============   =============   =============
                                                                                                                    (continued)
                                          See notes to consolidated financial statements

                                                               F-5A

                                         GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         For the Years Ended September 30, 2005 and 2004
                                                           (continued)


                                                                                                                      Total
                                                     Accumulated      Deferred     Subscriptions   Comprehensive   Shareholders'
                                                       Deficit      Compensation     Receivable    Income (Loss)      Equity
                                                     ------------   ------------   -------------   -------------   -------------
Balance, September 30, 2003 ........................ $(13,571,990)  $   (252,417)  $    (120,150)  $     (39,383)  $     255,808

Stock options granted to consultants and employees .            -       (424,653)              -               -          35,099

Common stock issued for services ...................            -        (76,500)              -               -         135,060

Shares issued  from exercise of stock options for
  cash and accrued salaries ........................            -              -          51,050               -         972,862

Amortization of deferred consulting fees ...........            -        480,132               -               -         480,132

Preferred stock issued under private placement .....            -              -               -               -       1,902,475

Beneficial conversion feature - preferred stock ....     (500,000)             -               -               -               -

Conversion of preferred stock to common stock ......            -              -               -               -               -

Common stock issued in connection with acquisition .            -              -               -               -         219,151

Write off of subscriptions receivable deemed
  uncollectible ....................................            -              -          43,700               -          43,700

Other comprehensive income:
   Net loss ........................................   (1,591,002)             -               -               -      (1,591,002)
   Comprehensive loss - change in unrealized loss
     on marketable equity securities-net of taxes
     of $0 .........................................            -              -               -         187,955         187,955
                                                                                                                   -------------

   Total comprehensive loss ........................            -              -               -               -      (1,403,047)
                                                     ------------   ------------   -------------   -------------   -------------

Balance, September 30, 2004 ........................  (15,662,992)      (273,438)        (25,400)        148,572       2,641,240

Stock options granted to director and employees ....            -       (101,562)              -               -          48,077

Common stock issued for services ...................            -     (1,149,176)              -               -         344,649

Shares issued  from exercise of stock options for
  cash and accrued salaries ........................            -              -            (850)              -          25,983

Shares issued in connection with severance agreement            -              -          26,250               -          88,125

Amortization of deferred compensation ..............            -      1,210,719               -               -       1,210,719

Other comprehensive income:
   Net loss ........................................   (3,726,929)             -               -               -      (3,726,929)
   Comprehensive loss - change in unrealized loss
     on marketable equity securities and foreign
     currency exchange -net of taxes of $0 .........            -              -               -        (257,640)       (257,640)
                                                                                                                   -------------

   Total comprehensive loss ........................            -              -               -               -      (3,984,569)
                                                     ------------   ------------   -------------   -------------   -------------

Balance, September 30, 2005 ........................ $(19,389,921)  $   (313,457)  $           -   $    (109,068)  $     374,224
                                                     ============   ============   =============   =============   =============

                                          See notes to consolidated financial statements

                                                               F-5B

                             GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               For the Year Ended
                                                                                 September 30,
                                                                          ---------------------------
                                                                              2005           2004
                                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations ...............................    $(2,984,015)    $(1,586,613)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...................................         10,435          22,008
     Loss on sale of marketable securities ...........................              -          18,355
     Common stock issued and forgiveness of subscription for severance         88,125               -
     Settlement income ...............................................              -        (196,650)
     Severance expense ...............................................        121,608               -
     Stock-based compensation and consulting .........................      1,603,445         650,263
     Write off of subscription receivable ............................              -          43,700
     Loss on abandonment of leasehold improvements ...................          2,444               -
     Minority interest ...............................................         (2,197)         12,250
     Marketable securities received for services .....................       (114,000)       (142,083)
     Marketable securities distributed for settlement ................         22,800         107,750
   Changes in assets and liabilities:
     Accounts receivable .............................................              -           1,068
     Prepaid and other current assets ................................        100,644        (106,287)
     Other assets ....................................................         28,927         (31,888)
     Accounts payable and accrued expenses ...........................        (63,753)        478,068
     Deferred revenue ................................................        (37,500)        (95,000)
                                                                          -----------     -----------

   Net cash used in continuing operations activities .................     (1,223,037)       (825,059)
                                                                          -----------     -----------

   Loss from discontinued operations .................................       (742,914)         (4,389)
   Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operating activities:
     Impairment of assets ............................................        441,328               -
     Net increase in assets of discontinued operations ...............        (60,475)       (202,349)
     Net increase in liabilities of discontinued operations ..........        142,017           2,271
                                                                          -----------     -----------

   Net cash used in discontinued operations ..........................       (220,044)       (204,467)
                                                                          -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES ................................     (1,443,081)     (1,029,526)
                                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisition, net ....................................              -         (40,501)
   Proceeds from sale of marketable securities .......................              -         233,551
   Purchase of marketable securities .................................              -         (48,000)
   Investment in cost-method investee ................................              -         (60,000)
   Capital expenditures ..............................................         (6,682)        (28,264)
                                                                          -----------     -----------

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES ............         (6,682)         56,786
                                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of preferred stock, net ........................              -       1,902,475
   Payments on notes payable-related party ...........................              -          (2,500)
   Due to related parties ............................................              -         106,080
   Proceeds from exercise of stock options ...........................         25,983         355,324
                                                                          -----------     -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ......................         25,983       2,361,379
                                                                          -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH ..............................          5,479            (423)
                                                                          -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................     (1,418,301)      1,388,216

CASH AND CASH EQUIVALENTS - beginning of year ........................      1,436,188          47,972
                                                                          -----------     -----------

CASH AND CASH EQUIVALENTS - end of year ..............................    $    17,887     $ 1,436,188
                                                                          ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

     Cash paid for:
       Interest ......................................................    $         -     $         -
                                                                          ===========     ===========
       Income taxes ..................................................    $         -     $         -
                                                                          ===========     ===========

     Non-cash investing and financing activities:
       Common stock issued for accrued salary and debt ...............    $         -     $   617,568
                                                                          ===========     ===========

                            See notes to consolidated financial statements.

                                                  F-6

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Genesis Technology Group, Inc. (the "Company" or "Genesis") is a business development firm that specializes in assisting small and mid-sized companies in entering the Chinese market. Through December 2005, the Company owned 80% of a company selling computer hardware and peripherals in China, and derived approximately 98% of its revenues from the sale of computer hardware and peripherals. The Company's strategy includes marketing itself as a resource for small and mid-sized companies in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in China. The strategy also envisions and promotes opportunities for synergistic business relationships among all of the companies that Genesis works with, both clients and subsidiaries.

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

On October 12, 2001 the shareholders of Newage voted upon and approved an Agreement and Plan of Merger providing for the merger of the Company with and into Genesis Technology Group, Inc., a Florida corporation, wholly-owned by the Company. The purpose of the merger was to change the Company's domicile from Idaho to Florida. In addition, the Company's name has changed to Genesis Technology Group, Inc. to better reflect the Company's current business plan.

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Chorry Technology Development Co., Limited ("Chorry") and Chorry's shareholder and acquired an 80% interest in Chorry. Chorry was formerly known as Shanghai Zhaoli Technology Development Company Ltd. Chorry is a Chinese company with principal offices in Shanghai, China. On November 2, 2005, the Company entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of Chorry. The Company plans on closing on transaction no later than January 31, 2006 (See Note 3 - Discontinued Operations). Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

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

On June 1, 2004, the Company entered into a joint venture agreement with Global Boardroom Solutions, Inc. ("GBS"), a division of Custage International, Inc, a Florida corporation. In connection with this partnership, the Company incorporated Genesis Latin America, Inc. ("GLA"), which it owns 51% and 49% is owned by GBS. To date, the Company invested $12,750 and GBS has invested $12,250. GLA was formed to bridge Chinese business interests to qualified counterparts in the Southern Hemisphere. GBS was entitled to receive an options to purchase three shares of our common stock^, with an exercise price of $0.30 per share, for every US dollar of revenue, cash flow or other measurement that the parties agree upon, that GLA earns and flows as certifiable revenues to us. These options had an expiration date 24 months from the date of grant. To date, GLA has no revenues and minimal expenses. Currently, the Company is no longer pursuing this joint venture.

Effective September 8, 2004, the Company acquired 60% of the common stock of Extrema LLC ("Extrema"), a Miami-based computer hardware wholesaler. On May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema because of (a) the disappointing performance of Extrema including continuing operating losses; (b) the Company's lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable (See Note 3); and (c) the Company's decision to consolidate all trading and sourcing activities into its new subsidiary, GHK, located in Hong Kong.

In April 2005, the Company incorporated a new subsidiary, Genesis (Hong Kong) OEM Direct, Ltd. ('GHK'). GHK's purpose was to consolidate certain sales channels and related trading activities of the Company. Management of the Company believed that GHK would be able to leverage its position as first-tier distributor and its access to superior technology to develop and market LCD's and LCD products. As of September 30, 2005, GHK had no revenues, had minimal expenses and is inactive.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of presentation

The consolidated financial statements include the accounts of Genesis Technology Group, Inc. and its wholly and partially owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the valuation of stock-based compensation, and the useful life of property and equipment.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the consolidated balance sheet for cash and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable Equity Securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at September 30, 2005. All marketable securities are classified as available for sale at September 30, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to seven years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Net Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of September 30, 2005, there were options and warrants to purchase 15,309,216 shares of common stock and 4,202,586 shares issuable upon conversion of preferred stock which could potentially dilute future earnings per share.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2005, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.1101 RMB.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2005 was not material.

On July 21, 2005, China allowed the Chinese RMB to fluctuate ending its decade-old valuation peg to the U.S. dollar. The new RMB rate reflects an approximately 2% increase in value against the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar.

Comprehensive Loss

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive loss for the years ended September 30, 2005 and 2004 amounted to $ (3,984,569) and $(1,403,047), respectively.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the years ended September 30, 2005 and 2004:

                                                          2005          2004
                                                      -----------   -----------

Net loss as reported ...............................  $(3,726,929)  $(1,591,002)

Add: Stock-based compensation expense included in
   reported net loss, net of related tax effects ...      161,581             -

Less: total stock-based employee compensation
   expense determined under fair value based method,
   net of related tax effect .......................     (379,802)     (197,642)
                                                      -----------   -----------

Net loss as reported ...............................   (3,945,150)  $(1,788,644)
                                                      ===========   ===========

Basic and diluted loss per common share:
   As reported .....................................  $      (.06)  $      (.05)
                                                      ===========   ===========
   Pro forma .......................................  $      (.06)  $      (.05)
                                                      ===========   ===========

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, marketable equity securities, and accounts receivable, if any. The Company places its cash and marketable securities with high credit quality financial institutions. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Research and development

Research and development costs, if any, are expensed as incurred. For the year ended September 30, 2005 and 2004, research and development costs were $0 and $0, respectively.

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

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended September 30, 2005 and 2004 was not material.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and requires that such recognition begin in the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123R until the issuer's first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of fiscal 2006.

Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. The Company will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on October 1, 2005 will have a material impact on the Company's consolidated results of operations and earnings per share beginning in the first quarter of fiscal 2006.

The adoption of the following recent accounting pronouncements did not have a material impact on the Company's results of operations and financial condition:

      o  SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4,"

      o SFAS No. 153, "Exchanges of Non-monetary Assets-An Amendment of APB Opinion No. 29," and

      o FASB Interpretations No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143."

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by the Company in the second quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2005, property and equipment consisted of the following:

                                           Estimated Life
                                           --------------

         Office Furniture                     7 Years       $     15,432
         Computer Equipment and software      3-5 Years           28,938
         Office Equipment                     5 Years              9,990
                                                            ------------
                                                                  54,360

         Less: Accumulated Depreciation                          (30,804)
                                                            ------------

                                                            $     23,556
                                                            ============

For the year ended September 30, 2005 and 2004, depreciation expense amounted to $10,435 and $22,008, respectively.

NOTE 3 - DISCONTINUED OPERATIONS

Effective September 8, 2004, the Company acquired 60% of the common stock of Extrema LLC ("Extrema"), a Miami-based computer hardware wholesaler with a 22-year history. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. In fiscal 2004, in connection with the acquisition, the Company issued 1,369,697 shares of common stock to the seller. The value of the 1,369,697 common shares issued of $.16 per share or $219,151 was determined based on the average market price of the Company's common shares over the 5-day period before and after the acquisition date of September 8, 2004 and paid cash of $63,500. Additionally, in connection with the acquisition, the seller retained accounts receivable in the amount of approximately $106,000 which was applied to the purchase price. The purchase price exceeded the fair value of net assets acquired by $395,062. The Company applied $150,000 of the excess to customer lists based on the present value of future cash flows of pending sales orders, which was being amortized over a 36 month period and $15,000 to the fair market value of property and equipment acquired. The remaining excess of $293,562 has been applied to goodwill. As described in Note 1, on May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema. Extrema is reported as a discontinued operation and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

As a material subsequent event, on November 2, 2005, the Company entered into a stock purchase agreement with Dragon Ventures (Pink sheets symbol: DRGV), a Nevada public corporation, for the sale of its majority-owned subsidiary Chorry. The agreement is scheduled to close prior to January 31. 2006. The agreement includes the following provisions:

         (1) The Company delivered 100% of its shares in Chorry, representing its 80% ownership of that subsidiary, to DRGV.

         (2) DRGV paid to the Company $500,000 in DRGV's common stock at a price calculated at the average closing price for the 10 days prior to the closing date.

         (3) For the year ended September 30, 2005, the Company and DRGV shall equally divide the cost of the audit of Chorry.

Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

The assets and liabilities of Extrema and Chorry are presented in the balance sheet under the captions "Assets of discontinued operation" and "Liabilities of discontinued operation". The approximate carrying amounts of the major classes of these assets and liabilities as of September 30, 2005 are summarized as follows:

         Assets:
         Cash ..........................................     $  233,000
         Accounts receivable ...........................         45,000
         Inventory .....................................        574,000
         Other assets ..................................        480,000
                                                             ----------

         Assets of discontinued operation ..............     $1,332,000
                                                             ==========

         Liabilities:
         Loan payable ..................................     $  123,000
         Accounts payable and accrued expenses .........        461,000
         Due to related party ..........................        650,000
         Minority interest .............................         33,000
                                                             ----------

         Liabilities of discontinued operation .........     $1,267,000
                                                             ==========

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

The following table sets forth for the fiscal years indicated selected financial data of the Company's discontinued operations.

                                                      2005             2004
                                                  ------------     ------------
Revenues .....................................    $ 27,293,816     $ 22,942,763
Cost of sales ................................      26,747,801       22,394,134
                                                  ------------     ------------
Gross profit .................................         546,015          548,629
Operating and other non-operating expenses ...         911,583          553,018
                                                  ------------     ------------
Loss from discontinued operations ............        (365,568)          (4,389)

Loss from disposal of discontinued operations         (377,346)               -
                                                  ------------     ------------

Total loss from discontinued operations ......    $   (742,914)    $     (4,389)
                                                  ============     ============

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $7,100,000 and a capital loss carryforward of approximately $1,000,000 at September 30, 2005 expiring through the year 2025. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

                                                      2005              2004
                                                  -----------       -----------
Deferred tax benefits - current
   Allowance for doubtful accounts .........      $         -       $    20,000
Deferred tax benefits - noncurrent
   Net operating loss carryforward .........        2,598,000         1,444,000
   Capital loss carryforward ...............          380,000           380,000
                                                  -----------       -----------
      Total deferred tax assets ............        2,978,000         1,844,000

Less: Valuation allowance ..................       (2,978,000)       (1,844,400)
                                                  -----------       -----------
                                                  $         -       $         -
                                                  ===========       ===========

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 4 - INCOME TAXES (CONTINUED)

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2005 and 2004:

                                                         2005        2004
                                                        ------      ------

Computed "expected" tax expense (benefit) .......       (34.0)%     (34.0)%
State income taxes ..............................        (4.0)%      (4.0)%
Other permanent differences .....................        10.0%       15.0%
Change in valuation allowance ...................        28.0%       23.0%
                                                        -----       -----

Effective tax rate ..............................         0.0%        0.0%
                                                        =====       =====

The valuation allowance at September 30, 2005 was $2,978,000. The increase during fiscal 2005 was $1,133,600.

NOTE 5 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended September 30, 2005, the Company incurred net losses of $3,726,929 and had negative cash flows from operations in the amount of $1,443,081. While the Company is attempting to increase sales and cash flows and reduce costs, the growth has not been significant enough to support the Company's daily operations. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, generate increased revenues, reduce costs or merge with a profitable company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Preferred stock (continued)

The authorized number of shares of Series A Preferred Stock shall be 218,000. Each share of Series A Preferred Stock shall have a stated value equal to $10 (as adjusted for any stock dividends, combinations or splits with respect to such shares) (the "Stated Value"), and $.001 par value.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

On the date of issuance of the Series A Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. In fiscal 2004, the Company recorded a $500,000 preferred stock dividend related to the beneficial conversion feature and the fair value of the warrants granted in connection with the preferred stock.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (continued)

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

On October 1, 2004, in connection with an employment agreement, the Company issued 1,000,000 shares of restricted common stock to an executive. The Company valued these common shares at the fair market value on the dates of grant of $.175 per share or $170,000 based on the trading price of common shares. Accordingly, in fiscal 2005, the Company recorded stock based compensation of $170,000.

For the three months ended December 31, 2004, in connection with the exercise of stock options, the Company issued 463,889 shares of common stock to employees for net proceeds of $25,983 and the reduction of a subscription payable of $850.

On November 1, 2004, in connection with two employment agreements, the Company issued 6,250,000 shares of restricted common stock to executives. The Company valued these common shares at the fair market value on the dates of grant of $.115 per share or $718,750 based on the trading price of common shares. Accordingly, the Company recorded stock-based compensation expense of $658,854 and deferred compensation of $59,896 which will be amortized over the remaining service period.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (continued)

On December 13, 2004, in connection with a severance and separation agreement (see note 7), the Company issued 562,500 shares of the Company's common stock pursuant to the Company's 2004 Stock Option Plan. The Company valued these common shares at the fair market value on the dates of grant of $.11 per share or $61,875 based on the trading price of common shares and recorded settlement expense of $61,875. Additionally, the Company forgave a subscription receivable due amounting to $26,250 and recorded settlement expense of $26,250.

On February 3, 2005, the Company issued 343,706 shares of common stock to two executives for services rendered. The Company valued these common shares at the fair market value on the dates of grant of $.085 per share or $29,215 based on the trading price of common shares. Accordingly, for the year ended September 30, 2005, the Company recorded stock-based compensation expense of $29,215.

On March 2, 2005, the Company issued 312,866 shares of common stock to two executives for services rendered. The Company valued these common shares at the fair market value on the dates of grant of $.09 per share or $28,157 based on the trading price of common shares. Accordingly, for the year ended September 30, 2005, the Company recorded stock-based compensation expense of $28,157.

On April 1, 2005, the Company issued 1,626,977 shares of common stock to two executives for services rendered. The Company valued these common shares at the fair market value on the dates of grant of $.07 per share or $113,888 based on the trading price of common shares. Accordingly, for the year ended September 30, 2005, the Company recorded stock-based compensation expense of $113,888

On April 1, 2005, in connection with an employment agreement, the Company issued 500,000 restricted shares of common stock to a director. The Company valued these common shares at the fair market value on the dates of grant of $.07 per share or $35,000 based on the trading price of common shares. Accordingly, for the year ended September 30, 2005, the Company recorded stock-based compensation expense of $35,000.

On April 25, 2005, in connection with a consulting agreement, the Company issued 1,500,000 shares of restricted common stock to a consultant for investor relations services. The Company valued these common shares at the fair market value on the dates of grant of $.061 per share or $91,500 based on the trading price of common shares. Accordingly, for the year ended September 30, 2005, the Company recorded stock-based consulting expense of $91,500.

On May 31, 2005, the Company issued 763,867 shares of common stock to two executives for services rendered. The Company valued these common shares at the fair market value on the dates of grant of $.06 per share or $45,832 based on the trading price of common shares. Accordingly, for the year ended September 30, 2005, the Company recorded stock-based compensation expense of $45,832.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (continued)

In May and June 2005, the Company issued 14,973 shares of common stock to two employees for services rendered. The Company valued these common shares at the fair market value on the dates of grant of $.07 per share or $1,049 based on the trading price of common shares. Accordingly, for the year ended September 30, 2005, the Company recorded stock-based compensation expense of $1,049.

On July 19, 2005, the Company issued 840,254 shares of common stock to two executives for services rendered. The Company valued these common shares at the fair market value on the dates of grant of $.06 per share or $50,415 based on the trading price of common shares. Accordingly, for the year ended September 30, 2005, the Company recorded stock-based compensation expense of $50,415.

On July 19, 2005, the Company issued 85,000 shares of common stock to a employee for website services rendered. The Company valued these common shares at the fair market value on the dates of grant of $.06 per share or $5,100 based on the trading price of common shares. Accordingly, for the year ended September 30, 2005, the Company recorded stock-based compensation expense of $5,100.

On September 26, 2005, the Company issued 525,700 shares of common stock to two former employees for services rendered and for severance pay. The Company valued these common shares at the fair market value on the dates of grant of $.05 per share or $26,285 based on the trading price of common shares. Accordingly, for the year ended September 30, 2005, the Company recorded stock-based compensation expense of $26,285.

On September 26, 2005, the Company issued 3,572,672 shares of common stock to two executives for services rendered and to be rendered in the future. The Company valued these common shares at the fair market value on the dates of grant of $.05 per share or $178,634 based on the trading price of common shares. Accordingly, for the year ended September 30, 2005, the Company recorded stock-based compensation expense of $8,842 and deferred compensation of $169,792 which will be amortized over the remaining service period.

Stock Options and Warrants

On April 6, 2004, the Company's Board of Directors authorized, approved and adopted the 2004 Stock Option Plan (the "Plan") covering 10,000,000 shares of common stock. As of September 30, 2005, 5,641,908 shares underlying options had been granted under the Plan. The purpose of the Plan is to encourage stock ownership by the Company's officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of the business and an added incentive to continue to advance and contribute to the Company.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options and Warrants (continued)

On December 2, 2002, the Company entered into a one-year consulting agreement with a third party for business development services. In connection with this consulting agreement, the Company granted an aggregate of 1,000,000 options to purchase shares of common stock for services rendered. The options have an exercise price of $.15. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of -0- percent; expected volatility of 96 percent; risk-free interest rate of 4.50 percent and an expected holding period of 2 years. In connection with these options, the Company recorded stock-based consulting expense of $0 and $12,667 for the years ended September 30, 2005 and 2004, respectively.

On August 1, 2003, 3,750,000 options were granted to officers and employees of the Company with an exercise price of $.10 (1,875,000 options) and $.056 (1,875,000 options). The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded amortization of stock-based compensation of $193,750 for the year ended September 30, 2004 under the intrinsic value method of APB 25.

On September 19, 2003, the Company entered into a one-year agreement with a consultant. The consultant received 1,000,000 options to purchase shares of the Company's common stock at an exercise price of $0.22 per share. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 54 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 5.00 years. In connection with these options, the Company recorded stock-based consulting expense of $0 and $46,000 for the years ended September 30, 2005 and 2004, respectively.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options and Warrants (continued)

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

On November 13, 2003, 225,000 options were granted to directors of the Company with an exercise price of $.125. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded stock-based compensation of $48,375 for the year ended September 30, 2004 under the intrinsic value method of APB 25.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options and Warrants (continued)

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

On June 9, 2004, 136,000 options were granted to an employee of the Company with an exercise price of $.079 and a current market price of $.158 per common share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded stock-based compensation of $10,744 during the year ended September 30, 2004 under the intrinsic value method of APB 25.

On June 28, 2004, 117,828 options were granted to an employee of the Company with an exercise price of $.0764 and a current market price of $.153 per common share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded stock-based compensation of $9,000 during the year ended September 30, 2004 under the intrinsic value method of APB 25.

On June 30, 2004, 124,250 options were granted to an employee of the Company with an exercise price of $.08 and a current market price of $.16 per common share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded stock-based compensation of $9,940 during the year ended September 30, 2004 under the intrinsic value method of APB 25.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options and Warrants (continued)

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

On August 1, 2004, in connection with employment agreements, 4,687,500 options were granted to officers of the Company with an exercise price of $.06 and a current market price of $.13 per common share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company valued these options at $328,125. Accordingly, the Company recorded stock-based compensation of $273,438 and $54,687 for the years ended September 30, 2005 and 2004, respectively under the intrinsic value method of APB 25.

On August 31, 2004 and on September 30, 2004, in connection with an employment agreement, 19,230 and 38,462 options were granted to an officer of the Company with an exercise price of $.06 and a current market price of $.14 and $16 per common share, respectively. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded stock-based compensation of $5,385 during the year ended September 30, 2004 under the intrinsic value method of APB 25.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options and Warrants (continued)

During the three months ended December 31, 2004, 604,319 options were granted to an employee of the Company with an exercise price of $.06 per share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company recorded stock-based compensation of $32,452 during the year ended September 30, 2005 under the intrinsic value method of APB 25.

On August 1, 2005, in connection with employment agreements, 3,906,250 options were granted to officers of the Company with an exercise price of $.041 and a current market price of $.067 per common share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company valued these options at $101,562. Accordingly, under the intrinsic value method of APB 25, the Company recorded stock-based compensation of $16,927 for the year ended September 30, 2005 and at September 30, 2005, deferred compensation of $84,635 which will be amortized over the remaining service period in fiscal 2006.

On September 26, 2005, 1,562,500 options were granted to a director of the Company with an exercise price of $.03 and a current market price of $.04 per common share. The Company accounts for stock options issued to employees and directors in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company valued these options at $15,625. Accordingly, under the intrinsic value method of APB 25, the Company recorded stock-based compensation of $15,625 for the year ended September 30, 2005.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options and Warrants (continued)

A summary of the stock options and warrants as of September 30, 2005 and 2004 and changes during the periods is presented below:

                                    Year Ended                 Year Ended
                                 September 30, 2005        September 30, 2004
                              -----------------------    -----------------------
                                             Weighted                   Weighted
                               Number of     Average      Number of     Average
                              Options and    Exercise    Options and    Exercise
                               Warrants       Price        Warrants      Price
                              -----------    --------    -----------    --------
Stock options and warrants
--------------------------
Balance at beginning of year  10,699,976      $0.145      10,910,000     $0.18
Granted ....................   6,073,069       0.040       9,495,430      0.10
Exercised ..................    (463,889)      0.058      (8,260,454)     0.13
Forfeited ..................    (999,940)      0.287      (1,445,000)     0.70
                              ----------      ------     -----------     ------
Balance at end of year .....  15,309,216      $0.095      10,699,976     $0.145
                              ==========      ======     ===========     ======

Options exercisable at end
 of year ...................  15,309,216      $0.095      10,699,976     $0.145
                              ==========      ======     ===========     ======

Weighted average fair value
 of options granted during
 the year ..................                  $0.04                      $0.10

The following table summarizes information about employee stock options and consultant warrants outstanding at September 30, 2005:

                                                         Options and Warrants
           Options and Warrants Outstanding                   Exercisable
----------------------------------------------------   -------------------------
                               Weighted
                 Number         Average     Weighted       Number       Weighted
 Range of    Outstanding at    Remaining     Average   Exercisable at    Average
 Exercise     September 30,   Contractual   Exercise    September 30,   Exercise
   Price          2005           Life         Price         2005          Price
----------   --------------   -----------   --------   --------------   --------
$     2.25         150,000    0.25 Years     $ 2.25         150,000      $ 2.25
 0.28-0.34         811,034    2.25 Years       0.30         811,034        0.30
 0.12-0.15         540,000    2.85 Years       0.14         540,000        0.14
 0.05-0.10       8,339,432    2.75 Years       0.07       8,339,432        0.07
 0.03-.041       5,468,750    2.50 Years       0.04       5,468,750        0.04
              ------------                   ------      ----------      ------
                15,309,216                   $0.095      15,309,216      $0.095
              ============                   ======      ==========      ======

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 7 - SEPARATION AND SEVERANCE AGREEMENT

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

   (d) In December 2004, the Company paid Dr. Wang cash of $100,000 which was released from escrow after the Company filed its annual report on Form 10-KSB for the year ended September 30, 2004 with the SEC. In connection with this cash payment, the Company recorded severance expense of $100,000.

   (e) Dr. Wang's options to purchase 1,500,000 shares of the Company's common stock at an exercise price of .06 cents per share received pursuant to the Employment Agreement and the Company's Non-Qualified Stock Option Plan shall terminate on December 31, 2005, unless exercised prior thereto.

   (f) For a period of three years, Dr. Wang, Yastock and Yastand agreed not to (i) without first obtaining the written consent of the Company, directly or indirectly, do business with any of the past or current customers of the Company, or (ii) directly or indirectly, solicit or proposition, or otherwise attempt to induce any of the customers of the Company to terminate their relationships with the Company.

   (g) The Company transferred to Yastock 95,000 shares of Dragon International Group Corp. restricted common stock. In connection with the transfer of these shares, the Company recorded severance expense of $22,800.

NOTE 8 - SETTLEMENT INCOME

On December 31, 2003, the Company settled its litigation against Innova Holdings, Inc. (formerly Hy-Tech Technology Group, Inc.) ("IVHG"). The Settlement Agreement resulted in the Company accepting 3,750,000 common shares of restricted IVHG's common stock. In a related matter, the Company conveyed 300,000 of those shares to Elite Financial Communications Group, which had initially introduced the Company to key principals among the IVHG parties. For the year ended September 30, 2004, in connection with the settlement, the Company recorded settlement income of $196,650 based on the fair market value of 3,450,000 net shares that the Company received.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 9 - COMMITMENTS

Operating Leases

The Company leases office space under an operating lease that expires on June 1, 2008. The office lease agreement has certain escalation clauses and renewal options. Future minimum rental payments required under the operating lease are as follows:

         Period Ended September 30, 2006        $ 26,734
         Period Ended September 30, 2007        $ 28,071
         Period Ended September 30, 2008        $ 19,411
                                                --------

               Total                            $ 74,216
                                                ========

Rent expense for the years ended September 30, 2005 and 2004 was $63,804 and $74,035, respectively.

Employment agreements

Effective August 1, 2004, the Company entered into a three-year employment agreement with its chief executive officer unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employee's services, the Company has agreed to a base salary of $150,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary at any time, but not decrease it. If the Board takes no action, the base salary shall increase a minimum of 10% annually. The executive is entitled to a discretionary bonus of 25% of base salary determined by the CEO or Board of Directors. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ending July 31, 2003) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. In connection with this agreement, on August 1, 2005 and 2004, the executive was granted 1,953,125 and 1,562,500 stock options to purchase 1,953,125 and 1,562,500 common shares at $.041 and $.06 per share, respectively. In connection with this employment agreement, in November 2004, the Company issued 3,125,000 common shares. In the event the Company qualifies or joins the American Stock Exchange or NASDAQ Small Cap Market, the Executive will be granted 2.5% of the Company's outstanding shares on the first day of trading on the new exchange.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 9 - COMMITMENTS (CONTINUED)

Employment agreements (Continued)

Effective August 1, 2004, the Company entered into a three-year employment agreement with its chief operating officer (COO) unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employees' services, the Company has agreed to a base salary of $125,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary at any time, but not decrease it. If the Board takes no action, the base salary shall increase a minimum of 10% annually. The executive is entitled to a discretionary bonus of 25% of base salary determined by the COO or Board of Directors. In August 2005, the COO was promoted to President of the Company and his salary was changed to the salary of the Company's Chief Executive Officer. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ending July 31, 2003) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. In connection with this agreement, on August 1, 2005 and 2004, the executive was granted 1,953,125 and 1,562,500 stock options to purchase 1,953,125 and 1,562,500 common shares at $.041 and $.06 per share, respectively. In connection with this employment agreement, in November 2004, the Company issued 3,125,000 common shares. In the event the Company qualifies or joins the American Stock Exchange or NASDAQ Small Cap Market, the Executive will be granted 2.5% of the Company's outstanding shares on the first day of trading on the new exchange.

Effective August 1, 2004, the Company entered into a three-year employment agreement with its former Chairman/President unless either the Company or the employee terminates the agreement. As consideration for the employees' services, the Company had agreed to a base salary of $140,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ending July 31, 2003) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. In connection with this agreement, on August 1, 2004, the executive was granted 1,562,500 stock options to purchase 1,562,500 common shares at $.06 per share. In December 2004, in connection with a Separation and Severance Agreement (See Note 7), the employment agreement with this executive was cancelled.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 9 - COMMITMENTS (CONTINUED)

Litigation

Fernando Praca, former Director of the Company and former President of our discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and the Company in June 2005 relating to damages arising from the sale of Extrema LLC to the Company. Praca has filed a Motion of Temporary Injunction but has not proceeded to move this case forward. There has been no action in this case since September of 2005, and this case not currently set for trial. If the case proceeds, the Company intend to respond aggressively to the litigation and it is too soon to determine the likelihood or amount of damages.

NOTE 10 - SUBSEQUENT EVENTS

On November 2, 2005, the Company entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of its majority-owned subsidiary Chorry. The agreement includes the following provisions:

         (1) The Company delivered 100% of its shares in Chorry, representing its 80% ownership of that subsidiary, to DRGV.

         (2) DRGV paid to the Company $500,000 in DRGV's common stock at a price calculated at the average closing price for the 10 days prior to the closing date.

         (3) For the year ended September 30, 2005, the Company and DRGV shall equally divide the cost of the audit of Chorry.

The Company expects to close on this Stock Purchase Agreement by January 31,
2006.

In November 2005, the Company granted 528,000 stock options to an employee at an exercise price of $.03 per share. These options were immediately exercised for a subscription receivable of $15,840. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 54 percent; risk-free interest rate of 3.75 percent and an expected holding periods of 3.00 years. In connection with these options, the Company recorded stock-based compensation expense of $26,376.

In January 2006, the Company issued 1,006,869 shares of common stock to its chief financial officer for services rendered. The Company valued these common shares at the fair market value on the dates of grant of $.05 per share or $50,343 based on the trading price of common shares. Accordingly, the Company recorded stock-based compensation expense of $35,343 and reduced accounts payable by $15,000.