Form 10QSB
period 2005-12-31
GENESIS TECHNOLOGY GROUP INC
filed 2006-02-21
CIK 1091164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from ________ to __________


                        Commission file number: 333-86347


                         GENESIS TECHNOLOGY GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


     FLORIDA                                           65-1130026
     ---------                                         ----------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                           7900 GLADES ROAD, SUITE 420
                            BOCA RATON, FLORIDA 33434
                           ---------------------------
                    (Address of principal executive offices)


                                 (561) 988-9880
                                 --------------
              (Registrant's telephone number, including area code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 15, 2006, there were 71,496,966 outstanding shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2005
                                      INDEX


                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheet
            December 31, 2005 (Unaudited).................................     3

   Consolidated Statements of Operations (Unaudited)
            For the Three Months Ended December 31, 2005 and 2004.........     4

   Consolidated Statements of Cash Flows (Unaudited)
            For the Three Months Ended December 31, 2005 and 2004.........     5

   Notes to Consolidated Financial Statements.............................. 6-13

   Item 2 - Management's Discussion and Analysis or Plan of Operation..... 14-21

   Item 3 - Controls and Procedures.......................................    22


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.............................................    22

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...    22

   Item 3 - Default upon Senior Securities ...............................    22

   Item 4 - Submission of Matters to a Vote of Security Holders...........    22

   Item 5 - Other Information.............................................    22

   Item 6 - Exhibits......................................................    22

   Signatures.............................................................    23

                          GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                         December 31, 2005
                                            (Unaudited)
                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................    $     36,315
  Marketable equity securities, at market ......................................         178,867
  Assets from discontinued operations ..........................................       1,019,974
                                                                                    ------------

    Total Current Assets .......................................................       1,235,156

PROPERTY AND EQUIPMENT - Net ...................................................          21,764

OTHER ASSETS:
  Other assets .................................................................          67,161
                                                                                    ------------

    Total Assets ...............................................................    $  1,324,081
                                                                                    ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ........................................    $     62,825
  Deferred revenue .............................................................           8,333
  Liabilities of discontinued operations .......................................         951,550
                                                                                    ------------

    Total Current Liabilities ..................................................       1,022,708
                                                                                    ------------

MINORITY INTEREST ..............................................................          10,053
                                                                                    ------------

SHAREHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized)
  Convertible preferred stock  Series A ($.001 Par Value;
    218,000 Shares Authorized; 85,900 shares issued and outstanding) ...........              86
  Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
    70,490,097 shares issued and outstanding) ..................................          70,490
  Additional paid-in capital ...................................................      20,158,311
  Accumulated deficit ..........................................................     (19,613,044)
  Less: Deferred compensation ..................................................        (146,041)
  Less: Subscription receivable ................................................         (15,840)
  Accumulated other comprehensive loss .........................................        (162,642)
                                                                                    ------------

    Total Shareholders' Equity .................................................         291,320
                                                                                    ------------

      Total Liabilities and Shareholders' Equity ...............................    $  1,324,081
                                                                                    ============

                          See notes to consolidated financial statements
                                                -3-

                          GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    For the Three Months Ended
                                                                           December 31,
                                                                  ------------------------------
                                                                      2005              2004
                                                                  ------------      ------------
                                                                   (Unaudited)       (Unaudited)
NET REVENUES ..................................................   $      5,000      $    122,767
                                                                  ------------      ------------

OPERATING EXPENSES:
  Consulting ..................................................              -            35,530
  Salaries and non-cash compensation ..........................        194,162           496,818
  Severance expense ...........................................              -           332,533
  Selling, general and administrative .........................         77,080           301,110
                                                                  ------------      ------------

    Total Operating Expenses ..................................        271,242         1,165,991
                                                                  ------------      ------------

LOSS FROM OPERATIONS ..........................................       (266,242)       (1,043,224)
                                                                  ------------      ------------

OTHER INCOME:
  Gain from sale of marketable securities .....................         40,457                 -
  Interest income .............................................             38             2,909
                                                                  ------------      ------------

    Total Other Income ........................................         40,495             2,909
                                                                  ------------      ------------

LOSS BEFORE DISCONTINUED OPERATIONS ...........................       (225,747)       (1,040,315)

DISCONTINUED OPERATIONS:
  Gain (loss) from discontinued operations ....................          2,624          (104,401)
                                                                  ------------      ------------

NET LOSS ......................................................   $   (223,123)     $ (1,144,716)
                                                                  ============      ============


BASIC AND DILUTED LOSS PER COMMON SHARE:
  Loss from continuing operations .............................   $      (0.00)     $      (0.02)
  Loss from discontinued operations ...........................           0.00             (0.00)
                                                                  ------------      ------------

  Net loss per common share ...................................   $      (0.00)     $      (0.02)
                                                                  ============      ============

  Weighted Common Shares Outstanding - Basic and Diluted ......     69,765,010        56,457,293
                                                                  ============      ============

                          See notes to consolidated financial statements
                                                -4-

                          GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      For the Three Months Ended
                                                                             December 31,
                                                                      --------------------------
                                                                          2005          2004
                                                                      -----------    -----------
                                                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations ............................... $  (225,747)   $(1,040,315)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ...................................       1,792          2,506
    Gain on sale of marketable securities ...........................     (40,457)             -
    Common stock issued and forgiveness of subscription for severance           -         88,125
    Severance expense ...............................................           -        121,608
    Stock-based compensation and consulting .........................     193,792        340,577
    Marketable securities received for services .....................           -       (114,000)
    Marketable securities distributed for settlement ................           -         22,800
  Changes in assets and liabilities:
    Prepaid and other current assets ................................           -         20,706
    Other assets ....................................................       4,249              -
    Accounts payable and accrued expenses ...........................       8,649        (72,248)
    Deferred revenue ................................................      (5,000)       (12,500)
                                                                      -----------    -----------

  Net cash used in continuing operations activities .................     (62,722)      (642,741)
                                                                      -----------    -----------

  Gain (loss) from discontinued operations ..........................       2,624       (104,401)
  Adjustments to reconcile gain (loss) from discontinued
    operations to net cash used in discontinued operating activities:
    Net (increase) decrease in assets of discontinued operations ....     311,913       (320,345)
    Net decrease in liabilities of discontinued operations ..........    (315,705)       (78,400)
                                                                      -----------    -----------

  Net cash used in discontinued operations ..........................      (1,168)      (503,146)
                                                                      -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES ...............................     (63,890)    (1,145,887)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities .......................      81,151              -
                                                                      -----------    -----------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES .....................      81,151              -
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options ...........................           -         20,983
                                                                      -----------    -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .....................           -         20,983
                                                                      -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH .............................       1,167              -
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................      18,428     (1,124,904)

CASH AND CASH EQUIVALENTS - beginning of year .......................      17,887      1,436,188
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS - end of period ........................... $    36,315    $   311,284
                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

  Cash paid for:
    Interest ........................................................ $         -    $         -
                                                                      ===========    ===========
    Income taxes .................................................... $         -    $         -
                                                                      ===========    ===========

  Non-cash investing and financing activities:
    Common stock issued for deferred compensation ................... $         -    $   888,750
                                                                      ===========    ===========

                          See notes to consolidated financial statements.
                                                -5-

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Genesis Technology Group, Inc. (the "Company" or "Genesis") is a business development and marketing firm that specializes in providing leadership and commerce opportunities to small and mid-sized companies in the United States and China. The Company provides and procures development projects that require marketing, manufacturing, finance, and product deployment expertise for companies in the United States and China. The Company's core competency is sourcing merger and acquisitions opportunities for both its contract clients and the Company.

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Chorry Technology Development Co., Limited ("Chorry") and Chorry's shareholder and acquired an 80% interest in Chorry. Chorry was formerly known as Shanghai Zhaoli Technology Development Company Ltd. Chorry is a Chinese company with principal offices in Shanghai, China. On November 2, 2005, the Company entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of Chorry. The Company closed on this transaction on February 15, 2006 (See Note 2 - Discontinued Operations). Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

Effective September 8, 2004, the Company acquired 60% of the common stock of Extrema LLC ("Extrema"), a Miami-based computer hardware wholesaler. On May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema because of (a) the disappointing performance of Extrema including continuing operating losses; (b) the Company's lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable (See Note 2); and (c) the Company's decision to consolidate all trading and sourcing activities into its new subsidiary, GHK, located in Hong Kong.

Effective June 20, 2005, the Company formally established Genesis Equity Partners LLC ("GEP") in which it owns 75%, and the balance of 25% is owned by China West LLC. In the fall of 2006, GEP signed a contract with The Jin Ma Group Company, Ltd., a real estate development company in Western China, to globalize its operations in the areas of real estate, construction, and hospitality. To be known as Gold Horse International, Inc., GEP will receive a significant equity position in Gold Horse and ongoing consulting fees for coordination and oversight of its U.S. business activities.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2005 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results for the full fiscal year ending September 30, 2006.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the valuation of stock-based compensation, and the useful life of property and equipment.

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. As of December 31, 2005, there were options and warrants to purchase 13,651,784 shares of common stock and 3,702,586 shares issuable upon conversion of preferred stock which could potentially dilute future earnings per share.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2005, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.0734 RMB.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the local currency. The financial statements of the subsidiaries are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2005 was not material.

On July 21, 2005, China allowed the Chinese RMB to fluctuate ending its decade-old valuation peg to the U.S. dollar. The new RMB rate reflects an approximately 2% increase in value against the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant.

STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. As a result of adopting SFAS No. 123R, the Company's net loss for the three months ended December 31, 2005 was $15,816 higher than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations ("APB Opinion No. 25").

Prior to October 1, 2005, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The following table sets forth the computation of basic and diluted income per share for the three months ended December 31, 2004 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                               2004
                                                               ----

         Net loss as reported .........................    $(1,144,716)

         Less: stock-based employee compensation
           included in reported net loss ..............         32,452
         Add: stock-based employee compensation
           expense determined under fair-value based
           method, net of related tax effect ..........        (57,655)
                                                           -----------

         Pro forma net loss ...........................    $(1,169,919)
                                                           ===========

         Basic loss per share:
                As reported ...........................    $      (.02)
                                                           ===========
                Pro forma .............................    $      (.02)
                                                           ===========

MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at December 31, 2005. All marketable securities are classified as available for sale at December 31, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2005
                                   (Unaudited)

NOTE 2 - DISCONTINUED OPERATIONS

Effective September 8, 2004, the Company acquired 60% of the common stock of Extrema LLC ("Extrema"), a Miami-based computer hardware wholesaler with a 22-year history. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. In fiscal 2004, in connection with the acquisition, the Company issued 1,369,697 shares of common stock to the seller. The value of the 1,369,697 common shares issued of $.16 per share or $219,151 was determined based on the average market price of the Company's common shares over the 5-day period before and after the acquisition date of September 8, 2004 and paid cash of $63,500. Additionally, in connection with the acquisition, the seller retained accounts receivable in the amount of approximately $106,000 which was applied to the purchase price. The purchase price exceeded the fair value of net assets acquired by $395,062. The Company applied $150,000 of the excess to customer lists based on the present value of future cash flows of pending sales orders, which was being amortized over a 36 month period and $15,000 to the fair market value of property and equipment acquired. The remaining excess of $293,562 was applied to goodwill. As described in Note 1, on May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema. Extrema is reported as a discontinued operation and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

As a material subsequent event, on November 2, 2005, the Company entered into a stock purchase agreement with Dragon Ventures (Pink sheets symbol: DRGV), a Nevada public corporation, for the sale of its majority-owned subsidiary Chorry. The Company closed on this transaction on February 15, 2006. The agreement includes the following provisions:

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2005
                                   (Unaudited)

NOTE 2 - DISCONTINUED OPERATIONS (CONTINUED)

The assets and liabilities of Extrema and Chorry are presented in the balance sheet under the captions "Assets of discontinued operation" and "Liabilities of discontinued operation". The approximate carrying amounts of the major classes of these assets and liabilities as of December 31, 2005 are summarized as follows:

         Assets:
         -------
         Cash .........................................      $  267,000
         Accounts receivable ..........................          35,000
         Inventory ....................................         298,000
         Other assets .................................         420,000
                                                             ----------

         Assets of discontinued operation .............      $1,020,000
                                                             ==========

         Liabilities:
         ------------
         Loan payable .................................      $  124,000
         Accounts payable and accrued expenses ........         210,000
         Due to related party .........................         585,000
         Minority interest ............................          33,000
                                                             ----------

         Liabilities of discontinued operation ........      $  952,000
                                                             ==========

The following table sets forth for the three months ended December 31, 2005 and 2004 indicated selected financial data of the Company's discontinued operations.

                                                        2005          2004
                                                        ----          ----

   Revenues .....................................   $ 7,398,000   $ 6,929,000
   Cost of sales ................................     7,259,000     6,776,000
                                                    -----------   -----------
   Gross profit .................................       139,000       153,000
   Operating and other non-operating expenses ...       136,000       257,000
                                                    -----------   -----------
   Gain (loss) from discontinued operations .....         3,000      (104,000)

   Loss from disposal of discontinued operations              -             -
                                                    -----------   -----------

   Total gain (loss) from discontinued operations   $     3,000   $  (104,000)
                                                    ===========   ===========

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2005
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY

COMMON STOCK

On November 30, 2005, in connection with the exercise of stock options, the Company issued 528,000 shares of common stock to an employee for a subscription receivable of $15,840 due in March 2006.

On December 9, 2005, Series A preferred stockholders' converted 11,600 share of Series A Preferred Stock into 500,000 shares of common stock.

For the three months ended December 31 2005, the Company recorded stock-based compensation of $167,416 from the amortization of deferred compensation.

STOCK OPTIONS AND WARRANTS

On November 30, 2005, the Company granted 528,000 stock options to an employee at an exercise price of $.03 per share. These options were immediately exercised for a subscription receivable of $15,840. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 54 percent; risk-free interest rate of 3.75 percent and an expected holding periods of 3.00 years. In connection with these options, the Company recorded stock-based compensation expense of $26,376.

A summary of the stock options and warrants as of December 31, 2005 and changes during the period is presented below:

                                                                     Weighted
                                                     Number of        Average
                                                    Options and      Exercise
                                                      Warrants         Price
                                                    -----------      --------
   Stock options and warrants
   Balance at beginning of year .................    15,309,216       $0.095
   Granted ......................................       528,000        0.030
   Exercised ....................................      (528,000)       0.030
   Forfeited ....................................    (1,657,432)       0.268
                                                    -----------       ------
   Balance at December 31, 2005 .................    13,651,784       $0.075
                                                    ===========       ======

   Options exercisable at end of period .........    13,651,784       $0.075
                                                    ===========       ======

   Weighted average fair value of options
   granted during the period ....................                     $ 0.03

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2005
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about employee stock options and consultant warrants outstanding at December 31, 2005:

              Options and Warrants Outstanding                   Options and Warrants Exercisable
-------------------------------------------------------------    --------------------------------
                                      Weighted
                                       Average       Weighted                           Weighted
 Range of            Number           Remaining      Average            Number          Average
 Exercise        Outstanding at      Contractual     Exercise       Exercisable at      Exercise
  Price        December 31, 2005         Life         Price       December 31, 2005      Price
----------     -----------------     -----------     --------     -----------------     --------
$0.28-0.34            751,034         2.00 Years      $ 0.31            751,034         $  0.31
 0.12-0.15            540,000         2.60 Years        0.14            540,000            0.14
 0.05-0.10          6,892,000         2.50 Years        0.07          6,892,000            0.07
 0.03-.041          5,468,750         2.25 Years        0.04          5,468,750            0.04
               -----------------                     --------     -----------------     --------
                   13,651,784                         $ 0.075        13,651,784         $  0.075
               =================                     ========     =================     ========

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the three months ended December 31, 2005, the Company incurred net losses of $223,123 and had negative cash flows from operations in the amount of $63,890. While the Company is attempting to increase sales and cash flows and reduce costs, the growth has not been significant enough to support the Company's daily operations. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, generate increased revenues, reduce costs or merge with a profitable company. Additionally, the Company has marketable securities with a market value of $178,867 at December 31, 2005 which it plans on selling to obtain cash for working capital purposes. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 5 - SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2005 and 2004, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our Form 10-KSB as filed with the Securities and Exchange Commission.

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

         Genesis and The YaSheng Group, Ltd. ("YaSheng") signed a Letter of Intent dated December 13, 2005. YaSheng is a Chinese biotech/agribusiness conglomerate in Gansu Province, China with annual revenues exceeding USD 665 million, profits exceeding USD 83 million, and assets exceeding USD 1.3 billion. The merger would consist of a YaSheng subsidiary merging into GTEC, and the succeeding entity possibly having a majority ownership by YaSheng. The anticipated merger candidate has revenues of approximately $40,000,000 annually and is cash flow positive. A final merger agreement would require the approval of the GTEC Board of Directors and Shareholders. We are actively seeking acquisitions or business opportunities to, among other things, increase revenues and improve stockholder value, which businesses or lines of business may or may not relate to the current core business of the Company.

         Genesis Equity Partners, LLC, signed a contract with The Jin Ma Group Company, Ltd., a real estate development company in Western China, to globalize its operations in the areas of real estate, construction, and hospitality. To be known as Gold Horse International, Inc., the three divisions reportedly grossed over $20 million in revenues, almost $2 million in net profits in 2005, plus net assets exceeding $10 million. Genesis Equity Partners will receive a significant equity position in Gold Horse and ongoing consulting fees for coordination and oversight of its U.S. business activities.

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

         On November 15, 2001, we entered into a Stock Purchase Agreement with Shanghai Chorry Technology Development Co., Limited ("Chorry") and Chorry's shareholder and acquired an 80% interest in Chorry. Chorry was formerly known as Shanghai Zhaoli Technology Development Company Ltd. Chorry is a Chinese company with principal offices in Shanghai, China. On November 2, 2005, the Company entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of Chorry. The Company closed on this transaction on February 13, 2006. Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

         In June 2005, we formally established Genesis Equity Partners, LLC
(GEP) in which we own 75% and the balance (25%) is owned by China West, LLC. China West is a private limited liability partnership in which neither the Company nor anyone affiliated with it holds any ownership interest. We formed GEP to assist Chinese and Western companies in formulating strategies to increase equity value, targeting western stock exchanges as a source of capital and shareholder support. Our partnership specializes in assisting private companies in the People's Republic of China seeking direct public offering opportunities in the United States. Management anticipates higher profitability from GEP and by pursuing a qualified merger candidate in China, a plan that has been actively pursued during 2005 with promising results.

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

         In October of 2005, Genesis established the Genesis Distance Learning Division (GDLD) to implement the China Vocational Education Satellite Network's
(CVE) global distance learning program. With a curriculum covering medical, management, engineering, spirituality, marketing, accounting, business and finance, and more, CVE will create global classrooms through distance learning programs that target a registered student body numbering in the millions. As of November 2005, the World Bank Group had invested $4.6 million in the China Vocational Education Satellite Network. Genesis is also a contract partner to the China Vocation Education Satellite Network. To date, we have not recognized any revenues or incurred any expenses in the division.

         Effective June 20, 2005, we formally established Genesis Equity Partners LLC ("GEP") in which we own 75% and the balance of 25% is owned by China West LLC. In the fall of 2006, GEP signed a contract with The Jin Ma Group Company, Ltd., a real estate development company in Western China, to globalize its operations in the areas of real estate, construction, and hospitality. To be known as Gold Horse International, Inc., the three divisions reportedly grossed over $20 million in revenues, almost $2 million in net profits in 2005, plus net assets exceeding $10 million. GEP will receive a significant equity position in Gold Horse and ongoing consulting fees for coordination and oversight of its U.S. business activities. We intend to repeat this strategy and secure similar contracts with other qualified Chinese companies. Presently, we have five such candidates in the due diligence phase. Previously, Genesis benefited from such a merger and acquisition program by earning a significant equity position in Sunwin Pharmaceuticals (OTCBB: SUWN), Dragon Capital Corporation (OTC: DRGV), Dragon International (OTCBB: DRGG), Telecom Telecommunications (OTCBB: TCOM), and Innova Holdings (OTCBB: IVHG).

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

         Accounting for Stock Based Compensation - Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. As a result of adopting SFAS No. 123R, our net loss for the three months ended December 31, 2005 was $15,816 higher than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations ("APB Opinion No. 25"). We expect the adoption of SFAS No. 123R to have a negative impact on our operations.

         Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at December 31, 2005. All marketable securities are classified as available for sale at December 31, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for three consecutive quarters, absent evidence to the contrary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED THE
THREE MONTHS ENDED DECEMBER 31, 2004

REVENUES

         For the three months ended December 31, 2005, we had consolidated revenues of $5,000 as compared to $122,767 for the three months ended December 31, 2004, a decrease of $117,767 or 96%. During the three months ended December 31, 2005, we spent a substantial amount of time with discussions with potential candidates for acquisition, and the sale of our Chorry subsidiary. This diversion of time had a negative effect on our consulting revenues. However, we entered into contracts with clients in China with enormous potential for significant revenues and profit. We expect our revenues to increase during fiscal 2006 as we modified our model, changed management, and reduced our cost tremendously.

OPERATING EXPENSES

         For the three months ended December 31, 2005, operating expenses which include consulting fees, rent, salaries and non-cash compensation, severance expense, professional fees and other selling, general and administrative, were $271,242 compared to $1,165,991 for the three months ended December 31, 2004, a decrease of $894,749 or 77%.

The decrease in operating expenses was primarily attributable to the following:

         * Our consulting expense decreased to $0 for the three months ended December 31, 2005 from $35,530 for the three months ended December 31, 2004, a decrease of $35,530 or 100%. The decrease was due to a decline in the use of consultants and a change in our business model and the sectors of our focus.

         * Salaries and stock-based compensation expense decreased to $194,162 for the three months ended December 31, 2005 from $496,818 for three months ended December 31, 2004, a decrease of $302,656 or 61%. The decrease in salaries and stock-based compensation expense was attributable to a decrease in the recording of stock-based compensation in connection with the granting of common stock and stock options to officers, employees, and directors and the amortization of deferred compensation. Additionally, we had a decrease of approximately $156,000 attributable to a decrease in staff in our US and China business development offices and a decrease in cash payment paid to executives under employment agreements due to the issuance of common shares in lieu of cash. Additionally, at December 31, 2005, we had deferred compensation of $146,041, which will be amortized into expense during fiscal 2006.

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

         o Other selling, general and administrative expenses decreased to $77,080 for the three months ended December 31, 2005 from $301,110 for the three months ended December 31, 2004, a decrease of $224,030 or 74%. Other selling, general and administrative expenses included the following:

                                                       2005       2004
                                                       ----       ----

         Professional fees .......................   $ 33,833   $ 97,978
         Rent ....................................     11,100     23,382
         Travel and entertainment ................     14,040     35,212
         Other selling, general and administrative     18,107    144,538
                                                     --------   --------

              Total ..............................   $ 77,080   $301,110
                                                     ========   ========

         In fiscal 2005, professional fees decreased by $64,145 or 66% due to a decrease in legal fees of $17,151 related to general corporate matters and acquisition activity, a decrease in accounting and auditing fees of approximately $47,000. In connection with the sale of Chorry, the acquirer agreed to pay 50% of the audit fees related to the audit of Chorry for fiscal 2005. Additionally, in the 2004 period, we incurred auditing fees of approximately $15,000 in connection with the audit of an acquisition.

         Rent expense decreased to $11,100 for the three months ended December 31, 2005 from $23,382 for three months ended December 31, 2004, a decrease of $12,282. The decrease in rent was attributable to the relocation of our offices to a smaller, less expensive office facility, the closing of our office in Shanghai, China.

         During the three months ended December 31, 2005, travel related expenses decreased by $21,172 or 60% as compared to the 2004 period and was attributable to a decrease in the number of staff traveling to China.

         Other selling, general and administrative expenses include office expenses and supplies, telephone and communications, and other expenses. For the three months ended December 31, 2005, other selling, general and administrative expenses amounted to $18,107 compared to $144,538 during the three months ended December 31, 2004, a decrease of $126,431 or 87%. The decrease was attributable to the closing of our Shanghai office, the reduction in marketing activities, and cost cutting measures.

GAIN FROM SALE OF MARKETABLE SECURITIES

         For the three months ended December 31, 2005, we recorded a gain from the sale of marketable securities of $40,457 compared to a $0 for the three months ended December 31, 2004.

GAIN (LOSS) FROM DISCONTINUED OPERATIONS

         For the three months ended December 31, 2005, we recorded a gain from discontinued operations of $2,624 associated with the discontinuation of our Chorry which was sold on February 13, 2006. For the three months ended December 31, 2004, we recorded a loss from discontinued operations of $104,401 due to the closure of our Extrema subsidiary and the discontinuation of our Chorry subsidiary.

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

      3. For the three months ended December 31, 2005, the Company and DRGV shall equally divide the cost of the audit of Chorry.

         We closed on this transaction on February 15, 2006. Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in our financial statements and related footnotes to conform to this presentation.

OVERALL

         We reported a net loss for the three months ended December 31, 2005 of $223,123 compared to a net loss for the three months ended December 31, 2004 of $1,144,716. This translates to an overall per-share loss available to shareholders of $.00 for the three months ended December 31, 2005 compared to per-share loss of $.02 for three months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2005, we had a cash balance of $36,315 and working capital of $212,448. During the three months ended December 31, 2005, we received cash amounting to approximately $81,000 from the sale of marketable equity securities. We will continue to sell marketable equity securities to obtain cash for working capital purposes. We are presently meeting our current obligations from cash proceeds received from the sale of marketable equity securities. However, due to insufficient cash generated from operations, we currently do not internally generate cash sufficient to pay all of our incurred expenses and other liabilities. As a result, we are may be dependent on investor capital and loans to meet our expenses and obligations. Although investor funds and proceeds from sales of marketable equity securities have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital from sales of our capital stock, but there can be no assurances that we will be able to raise additional capital in this manner.

         Net cash used in operations was $63,890 for the three months ended December 31, 2005 as compared to net cash used in operations of $1,145,887 for the three months ended December 31, 2004. For the three months ended December 31, 2005, we used cash to fund our loss of $(223,123) and recorded a gain from the sale of marketable securities of $40,457 offset by non-cash items such as stock-based compensation of $193,792 and depreciation and amortization expense of $1,792, as well as changes in assets and liabilities of $7,898. For the three months ended December 31, 2004, we used cash to fund our net loss of $(1,144,716) offset by non-cash items such as stock-based compensation of $340,577, depreciation expenses of $2,506 and severance expense of $232,533 as well as other non-cash items and changes in assets and liabilities of $(576,787).

         Net cash provided by investing activities for the three months ended December 31, 2005 was $81,151 as compared to net cash provided by investing activities for the three months ended December 31, 2004 of $0. For the three months ended December 31, 2005, we received cash from the sale of marketable securities of $81,151.

         Net cash provided by financing activities was $0 for the three months ended December 31, 2005 as compared to net cash provided by financing activities of $20,983 for the three months ended December 31, 2004. For the three months ended December 31, 2004, net cash provided by financing activities related to proceeds received from the exercise of stock options of $20,983.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

         In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective.

         There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

Exhibit
Number   Description
-------  -----------

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


                                        GENESIS TECHNOLOGY GROUP, INC.

February 21, 2006                       By: /s/ Gary Wolfson
                                        --------------------
                                        Gary Wolfson
                                        Chief Executive Officer


February 21, 2006                       By: /s/ Adam Wasserman
                                        ----------------------
                                        Adam Wasserman
                                        Chief Financial and Accounting Officer