Form 10QSB
period 2006-03-31
GENESIS TECHNOLOGY GROUP INC
filed 2006-05-01
CIK 1091164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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


                           7900 GLADES ROAD, SUITE 420
                            BOCA RATON, FLORIDA 33434
                        ---------------------------------
                    (Address of principal executive offices)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 24, 2006, there were 82,010,561 outstanding shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2006

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheet
         March 31, 2006 (Unaudited).......................................     3

   Consolidated Statements of Operations (Unaudited)
         For the Three and Six Months Ended March 31, 2006 and 2005.......     4

   Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended March 31, 2006 and 2005.................     5

   Notes to Consolidated Financial Statements.............................  6-14

   Item 2 - Management's Discussion and Analysis or Plan of Operation..... 15-23

   Item 3 - Controls and Procedures.......................................    23


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.............................................    24

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...    24

   Item 3 - Default upon Senior Securities ...............................    24

   Item 4 - Submission of Matters to a Vote of Security Holders...........    24

   Item 5 - Other Information.............................................    24

   Item 6 - Exhibits......................................................    24

Signatures................................................................    25

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................................   $    889,204
  Marketable equity securities, at market ......................        978,959
  Prepaid expenses .............................................          4,036
                                                                   ------------

    Total Current Assets .......................................      1,872,199

PROPERTY AND EQUIPMENT - Net ...................................         19,598

OTHER ASSETS:
  Restricted marketable equity securities, at market ...........      1,666,667
  Other assets .................................................         67,083
                                                                   ------------

    Total Assets ...............................................   $  3,625,547
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ........................   $     76,327
  Deferred revenue .............................................          3,333
  Due to related party .........................................         13,800
  Liabilities of discontinued operations .......................        163,709
                                                                   ------------

    Total Current Liabilities ..................................        257,169
                                                                   ------------

MINORITY INTEREST ..............................................         10,053
                                                                   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value;
    20,000,000 Shares Authorized) ..............................              -
  Convertible preferred stock Series A ($.001 Par Value;
    218,000 Shares Authorized; 15,900 shares issued and
    outstanding) ...............................................             16
  Non-cash investing and financing activities:
    Authorized; 82,010,561 shares issued and outstanding) ......         82,012
  Additional paid-in capital ...................................     21,009,044
  Accumulated deficit ..........................................    (19,199,714)
  Less: deferred compensation ..................................       (198,306)
  Less: subscription receivable ................................        (62,715)
  Accumulated other comprehensive income .......................      1,727,988
                                                                   ------------

    Total Shareholders' Equity .................................      3,358,325
                                                                   ------------

    Total Liabilities and Shareholders' Equity .................   $  3,625,547
                                                                   ============

                 See notes to consolidated financial statements

                                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      For the Three Months Ended     For the Six Months Ended
                                                               March 31,                     March 31,
                                                      ---------------------------   ---------------------------
                                                          2006           2005           2006            2005
                                                      ------------   ------------   ------------   ------------
                                                       (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
NET REVENUES .......................................  $      5,000   $     16,320   $     10,000   $    139,087
                                                      ------------   ------------   ------------   ------------

OPERATING EXPENSES:
  Consulting .......................................             -         34,984              -         70,514
  Salaries and non-cash compensation ...............       122,891        446,761        317,053        943,579
  Severance expense ................................             -              -              -        332,533
  Selling, general and administrative ..............       157,405        132,769        234,485        433,879
                                                      ------------   ------------   ------------   ------------

    Total Operating Expenses .......................       280,296        614,514        551,538      1,780,505
                                                      ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS ...............................      (275,296)      (598,194)      (541,538)    (1,641,418)
                                                      ------------   ------------   ------------   ------------

OTHER INCOME:
  Gain from sale of marketable securities ..........       502,125              -        542,582              -
  Interest income ..................................           747              1            785          2,910
                                                      ------------   ------------   ------------   ------------

    Total Other Income .............................       502,872              1        543,367          2,910
                                                      ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS .......       227,576       (598,193)         1,829     (1,638,508)

DISCONTINUED OPERATIONS:
  Gain (loss) on disposal of discontinued operations       274,058       (441,328)       274,058       (441,328)
  Income (loss) from discontinued operations .......             -       (211,353)         2,624       (315,754)
                                                      ------------   ------------   ------------   ------------

    Total Income (Loss) from Discontinued Operations       274,058       (652,681)       276,682       (757,082)
                                                      ------------   ------------   ------------   ------------

NET INCOME (LOSS) ..................................  $    501,634   $ (1,250,874)  $    278,511   $ (2,395,590)
                                                      ============   ============   ============   ============


BASIC AND DILUTED LOSS PER COMMON SHARE:
  Income (loss) from continuing operations .........  $       0.00   $      (0.01)  $       0.00   $      (0.03)
  Income (loss) from discontinued operations .......             -          (0.01)          0.00          (0.01)
                                                      ------------   ------------   ------------   ------------

  Net income (loss) per common share ...............  $       0.00   $      (0.02)  $       0.00   $      (0.04)
                                                      ============   ============   ============   ============


    Weighted Common Shares Outstanding - Basic .....    73,426,603     59,690,756     71,568,379     58,056,258
                                                      ============   ============   ============   ============
    Weighted Common Shares Outstanding - Diluted ...    77,618,100     59,690,756     73,874,470     58,056,258
                                                      ============   ============   ============   ============

                                 See notes to consolidated financial statements

                                                       -4-

                                 GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     For the Six Months Ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                        2006            2005
                                                                                    -----------     -----------
                                                                                    (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations .................................    $     1,829     $(1,638,508)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization ..............................................          3,958           3,280
    Gain on sale of marketable securities ......................................       (542,582)              -
    Common stock issued and forgiveness of subscription for severance ..........              -          88,125
    Severance expense ..........................................................              -         121,608
    Stock-based compensation and consulting ....................................        353,126         674,824
    Marketable securities received for services ................................              -        (114,000)
    Marketable securities distributed for settlement ...........................              -          22,800
    Minority interest ..........................................................              -            (205)
  Changes in assets and liabilities:
    Prepaid and other current assets ...........................................         (4,036)         59,621
    Other assets ...............................................................          4,327           8,333
    Accounts payable and accrued expenses ......................................         36,050         (80,467)
    Deferred revenue ...........................................................        (10,000)        (25,000)
                                                                                    -----------     -----------

  Net cash used in continuing operations activities ............................       (157,328)       (879,589)
                                                                                    -----------     -----------

  Income (loss) from discontinued operations ...................................        276,682        (757,082)
  Adjustments to reconcile gain (loss) from discontinued operations to net cash used in discontinued operating activities:
    Gain on sale of subsidiary .................................................       (274,058)              -
  Changes in assets and liabilities:
    Net (increase) decrease in assets of discontinued operations ...............        311,913         408,866
    Net decrease in liabilities of discontinued operations .....................       (315,705)        140,957
                                                                                    -----------     -----------

  Net cash used in discontinued operations .....................................         (1,168)       (207,259)
                                                                                    -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES ..........................................       (158,496)     (1,086,848)
                                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities ............................................       (100,200)              -
  Proceeds from sale of marketable securities ..................................        613,537               -
                                                                                    -----------     -----------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES ................................        513,337               -
                                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances .........................................         13,800               -
  Proceeds from exercise of stock options and warrants .........................        501,506          25,983
                                                                                    -----------     -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ................................        515,306          25,983
                                                                                    -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH ........................................          1,170               -
                                                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................        871,317      (1,060,865)

CASH AND CASH EQUIVALENTS - beginning of year ..................................         17,887       1,436,188
                                                                                    -----------     -----------

CASH AND CASH EQUIVALENTS - end of period ......................................    $   889,204     $   375,323
                                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

  Cash paid for:
    Interest ...................................................................    $         -     $         -
                                                                                    ===========     ===========
    Income taxes ...............................................................    $         -     $         -
                                                                                    ===========     ===========

  Non-cash investing and financing activities:
    Common stock issued for deferred compensation ..............................    $         -     $   888,750
                                                                                    ===========     ===========
    Preferred stock dividend paid with common stock ............................    $    88,304     $         -
                                                                                    ===========     ===========
    Common stock issued for debt ...............................................    $    13,902     $         -
                                                                                    ===========     ===========

                                 See notes to consolidated financial statements.

                                                       -5-

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Genesis Technology Group, Inc. (the "Company" or "Genesis") is a business development and marketing firm that specializes in advising and providing a turn key solution for Chinese small and mid-sized companies entering Western markets. The Company provides the marketing strategy, counsel, and plans to support its clients' business, financial, or marketing goals. The Company works closely with top management to define strategy and model to develop effective tactics to support business development. The Company's business mission is to create substantial, incremental stockholder value for emerging growth companies by executing strategy-driven programs that quickly incubate and mature Chinese companies and prepare them for Western markets.

Genesis provides strategy and execution services to Chinese clients who believe that penetrating US markets is critical to achieving their core operating and financial objectives. The Company fosters development projects that require marketing, manufacturing, finance, and product deployment expertise for companies in the United States and China. The Company's core competency is sourcing merger and acquisitions opportunities for both its contract clients and the Company.

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Chorry Technology Development Co., Limited ("Chorry") and Chorry's shareholder and acquired an 80% interest in Chorry. Chorry was formerly known as Shanghai Zhaoli Technology Development Company Ltd. Chorry is a Chinese company with principal offices in Shanghai, China. On November 2, 2005, the Company entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of Chorry. The Company closed on this transaction on February 14, 2006 (See Note 2 - Discontinued Operations). Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

Effective September 8, 2004, the Company acquired 60% of the common stock of Extrema LLC ("Extrema"), a Miami-based computer hardware wholesaler. On May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema (See Note 2).

Effective June 20, 2005, the Company formally established Genesis Equity Partners LLC ("GEP") in which it owns 75%, and the balance of 25% is owned by China West LLC. In the fall of 2006, GEP signed a contract with The Jin Ma Group Company, Ltd. ("Jin Ma'), a real estate development company in Western China, to globalize its operations in the areas of real estate, construction, and hospitality. To be known as Gold Horse International, Inc., GEP will receive a significant equity position in Gold Horse and ongoing consulting fees for coordination and oversight of its U.S. business activities. Currently, Jin Ma is undergoing an audit of its financial statements by an independent accounting firm.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

THE COMPANY (CONTINUED)

On March 15, 2006, GEP signed a General Partnership Agreement with Liang Fang Pharmaceutical, Ltd. ("Liang"), a company registered in the People's Republic of China. Liang is based in Beijing and is a drug development, medical device, and retail drug store enterprise with 10 retail outlets. GEP will receive a significant equity position in Liang Fang and ongoing consulting fees for coordination and oversight of its U.S. business activities. Among Liang's best selling products, Valsartan Capsules are a medicine for primary hypertension or high blood pressure. Valsartan first came to market in America in 1996, known as Diovan.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2005 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending September 30, 2006.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at March 31, 2006. All marketable securities are classified as available for sale at March 31, 2006. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss. For the six months ended March 31, 2006, the Company recognized a gain of $542,582 from the sale of marketable securities.

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. In the 2005 period, diluted loss per common share is not presented because it is anti-dilutive. The following table presents a reconciliation of basic and diluted earnings per share:

                                                  For the Three Months          For the Six Months
                                                     Ended  March 31,             Ended March 31,
                                                   2006          2005           2006          2005
                                               --------------------------   --------------------------
Net income (loss) ...........................  $    501,634  $ (1,250,874)  $    278,511  $ (2,395,590)
Weighted average shares outstanding - basic .    73,426,603    59,690,756     71,568,379    58,056,258
Income (loss) per share - basic .............  $       0.00  $      (0.02)  $       0.00  $      (0.04)
                                               ============  ============   ============  ============

Net income (loss) ...........................  $    501,634  $ (1,250,874)  $    278,511  $ (2,395,590)
                                               ============  ============   ============  ============
Weighted average shares outstanding - basic .    73,426,603  59,690,7,56      71,568,379    58,056,258
Effect of dilutive securities
   Convertible preferred stock ..............             -             -              -             -
   Unexercised warrants .....................     4,191,497             -      2,306,091             -
                                               ------------  ------------   ------------  ------------
Weighted average shares outstanding - diluted    77,618,100    59,690,756     73,874,470    58,056,258
                                               ============  ============   ============  ============
Income (loss) per share - diluted ...........  $       0.00  $      (0.02)  $       0.00  $      (0.04)
                                               ============  ============   ============  ============

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006
                                   (Unaudited)

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2006, the exchange rate for the Chinese Renminbi (RMB) was $1 US for 8.0352 RMB. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2006 was not material.

STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. As a result of adopting SFAS No. 123R, the Company's net loss for the six months ended March 31, 2006 was $15,816 higher than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations ("APB Opinion No. 25").

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The following table sets forth the computation of basic and diluted income per share for the six months ended March 31, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

         Net loss as reported ..........................   $(2,395,590)

         Less: stock-based employee compensation
         included in reported net loss .................        32,452
         Add: stock-based employee compensation
         expense determined under fair-value based
         method, net of related tax effect .............       (57,655)
                                                           -----------

         Pro forma net loss ............................   $(2,420,793)
                                                           ===========

         Basic loss per share:
                 As reported ...........................   $      (.04)
                                                           ===========
                 Pro forma .............................   $      (.04)
                                                           ===========

NOTE 2 - DISCONTINUED OPERATIONS

As described in Note 1, on May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema. Extrema is reported as a discontinued operation and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

Additionally, on November 2, 2005, the Company entered into a stock purchase agreement with Dragon Ventures (Pink sheets symbol: DRGV), a Nevada public corporation, for the sale of its majority-owned subsidiary Chorry. The Company closed on this transaction on February 15, 2006.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006
                                   (Unaudited)

NOTE 2 - DISCONTINUED OPERATIONS (CONTINUED)

The agreement included the following provisions:

   (1) The Company delivered 100% of its shares in Chorry, representing its 80% ownership of that subsidiary, to DRGV.

   (2) DRGV paid to the Company $500,000 in DRGV's common stock at a price calculated at the average closing price of December 15, 2005, the initial closing date.

   (3) For the year ended September 30, 2005, the Company and DRGV shall equally divide the cost of the audit of Chorry.

On February 14, 2006, the Company closed on this transaction. Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption "Liabilities of discontinued operation". The approximate carrying amounts of the major classes of these liabilities as of March 31, 2006 are summarized as follows:

         Liabilities:
         ------------
         Accounts payable and accrued expenses ...........     $163,709
                                                               --------

         Liabilities of discontinued operation ...........     $163,709
                                                               ========

The following table sets forth for the six months ended March 31, 2006 and 2005 indicated selected financial data of the Company's discontinued operations.

                                                          2006         2005
                                                      -----------  ------------
Revenues ...........................................  $ 7,398,358  $ 14,107,041
Cost of sales ......................................    7,259,500    13,832,817
                                                      -----------  ------------
Gross profit .......................................      138,858       274,224
Operating and other non-operating expenses .........      136,234       589,978
                                                      -----------  ------------
Gain (loss) from discontinued operations ...........        2,624      (315,754)

Gain (loss) from disposal of discontinued operations      274,058      (441,328)
                                                      -----------  ------------

Total gain (loss) from discontinued operations .....  $   276,682  $   (757,082)
                                                      ===========  ============

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY

COMMON STOCK

On November 30, 2005, in connection with the exercise of stock options, the Company issued 528,000 shares of common stock to an employee for a subscription receivable of $15,840 due in March 2006. In April 2006, this employee filed a lawsuit against the Company (see note 5).

On December 9, 2005, Series A preferred stockholders' converted 11,600 share of Series A Preferred Stock into 500,000 shares of common stock.

In January 2006, the Company issued 1,006,869 shares of common stock to its chief financial officer for services rendered. The Company valued these common shares at the fair market value on the dates of grant of $.05 per share or $50,345 based on the trading price of common shares. Accordingly, the Company recorded stock-based compensation expense of $36,443 and reduced accounts payable by $13,900.

In March 2006, Series A preferred stockholders' converted 70,000 share of Series A Preferred Stock into 3,017,241 shares of common stock. Additionally, in connection with the conversion, the Company issued 380,621 shares of common stock for preferred stock dividends of $88,304.

In March 2006, in connection with the exercise of stock options, the Company issued 5,468,750 shares of common stock to executives and a director for a subscription receivable of $46,875 due in May 2006 and deferred compensation of $160,156.

In March 2006, in connection with the exercise of warrants, the Company issued 1,646,983 shares of common stock for proceeds of $501,506.

For the six months ended March 31 2006, the Company recorded stock-based compensation of $275,307 from amortization of deferred compensation.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS AND WARRANTS

On November 30, 2005, the Company granted 528,000 stock options to an employee at an exercise price of $.03 per share. These options were immediately exercised for a subscription receivable of $15,840. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 373 percent; risk-free interest rate of 3.75 percent and an expected holding periods of 3.00 years. In connection with these options, the Company recorded stock-based compensation expense of $26,376.

On February 14, 2006, the Company granted 250,000 stock options to an executive at an exercise price of $.31 per share. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 379 percent; risk-free interest rate of 3.75 percent and an expected holding periods of 5.00 years. In connection with these options, the Company recorded stock-based compensation expense of $15,000.

A summary of the stock options and warrants as of March 31, 2006 and changes during the period is presented below:

                                                                     Weighted
                                                      Number of       Average
                                                     Options and     Exercise
                                                       Warrants        Price
                                                     -----------     --------
   Stock options and warrants
   --------------------------
   Balance at beginning of year ..................    19,188,526      $ 0.095
   Granted .......................................       778,000        0.120
   Exercised .....................................    (7,643,733)       0.095
   Forfeited .....................................    (1,657,432)       0.268
                                                     -----------      -------
   Balance at March 31, 2006 .....................    10,665,361      $ 0.146
                                                     ===========      =======

   Options exercisable at end of period ..........    10,665,361      $ 0.146
                                                     ===========      =======

   Weighted average fair value of options granted
   during the period .............................                    $ 0.12

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about employee and consultants stock options and investor warrants outstanding at March 31, 2006:

                                                         Options and Warrants
          Options and Warrants Outstanding                    Exercisable
----------------------------------------------------   -------------------------
                               Weighted
                                Average     Weighted                    Weighted
 Range of        Number        Remaining    Average        Number       Average
 Exercise    Outstanding at   Contractual   Exercise   Exercisable at   Exercise
  Price      March 31, 2006      Life        Price     March 31, 2006    Price
----------   --------------   -----------   --------   --------------   --------
$0.28-0.34      3,233,361      2.00 Years   $  0.31       3,233,361     $  0.31
 0.12-0.15        540,000      2.35 Years      0.14         540,000        0.14
 0.05-0.10      6,892,000      2.25 Years      0.07       6,892,000        0.07
             --------------                 --------   --------------   --------
               10,665,361                   $  0.146     10,665,361     $  0.146
             ==============                 ========   ==============   ========

NOTE 4 - RELATED PARTY TRANSACTIONS

At March 31, 2006, the Company owed $13,800 to an officer of the Company for advances made to the Company for working capital purposes. The advances are payable on demand and bear no interest. These funds will be repaid in May 2006.

NOTE 5 - CONTINGENCIES

Litigation

KEKE ZHANG A/K/A KATHERINE ZHANG VS. GENESIS TECHNOLOGY GROUP, INC., A FLORIDA CORPORATION AND GARY L. WOLFSON - CASE NO. 50 2006 CA 003447
------------------------------------------------------------------------------

In April 2006, a former employee of the Company filed a lawsuit against the Company and its Chief Executive Officer alleging, amongst other things, breach of an employment agreement, loss of compensation, and losses from the value associated with denied stock options. The Company plans to vigorously defend its position and believes that any settlement will not have a material adverse effect on its financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the six months ended March 31, 2006 and 2005, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our Form 10-KSB as filed with the Securities and Exchange Commission.

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

         Genesis and The YaSheng Group, Ltd. ("YaSheng") signed a Letter of Intent dated December 13, 2005. YaSheng is a Chinese biotech/agribusiness conglomerate in Gansu Province, China. The merger would consist of a YaSheng subsidiary merging into GTEC, and the succeeding entity possibly having a majority ownership by YaSheng. Because YaSheng is a State-Owned Enterprise ("SOE"), an approval of the government agency overseeing such assets was required. YaSheng has officially received such an approval, making way for this merger. However, auditing SOE's and its various subsidiaries is challenging, and that process, by a U.S.-based, independent accounting firm is presently underway. A final merger agreement would require the approval of the GTEC Board of Directors and Shareholders. We are actively seeking acquisitions or business opportunities to, among other things, increase revenues and improve stockholder value, which businesses or lines of business may or may not relate to the current core business of the Company. We are still in negotiations with YaSheng, however, there can be no assurances that we will close on any transaction with YaSheng.

         Effective June 20, 2005, we formally established Genesis Equity Partners LLC ("GEP") in which we own 75% and the balance of 25% is owned by China West LLC.

         In the fall of 2005, GEP signed a contract with The Jin Ma Group Company, Ltd., a real estate development company in Western China, to globalize its operations in the areas of real estate, construction, and hospitality. To be known as Gold Horse International, Inc., GEP will receive a significant equity position in Gold Horse and ongoing consulting fees for coordination and oversight of its U.S. business activities, when established. Currently, Jin Ma is undergoing an audit of its financial statements by an independent accounting firm.

         On March 15, 2006, GEP signed a General Partnership Agreement with Liang Fang Pharmaceutical, Ltd. ("Liang"), a company registered in the People's Republic of China. Liang is based in Beijing and is a drug development, medical device, and retail drug store enterprise with 10 retail outlets. GEP will receive a significant equity position in Liang Fang and ongoing consulting fees for coordination and oversight of its U.S. business activities, when established. Among Liang's best selling products, Valsartan Capsules are a medicine for primary hypertension or high blood pressure. Valsartan first came to market in America in 1996, known as Diovan. For its U.S. operations, this pharmaceutical company will be known as Lotus Pharmaceuticals, Inc.

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

Discontinued operations

         On November 15, 2001, we entered into a Stock Purchase Agreement with Shanghai Chorry Technology Development Co., Limited ("Chorry") and Chorry's shareholder and acquired an 80% interest in Chorry. Chorry was formerly known as Shanghai Zhaoli Technology Development Company Ltd. Chorry is a Chinese company with principal offices in Shanghai, China. On November 2, 2005, the Company entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of Chorry. We closed on this transaction on February 14, 2006. Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

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

         We believe that as we develop our consulting services, more opportunities to expand our operations through acquisitions will also be presented to us. It is critical to our long-term business model to both increase our revenues from the consulting services, as well as to diversify our revenue base. By virtue of the nature of our consulting services and the professional experience of our management and directors, we interact with a number of both U.S. and Chinese companies. Through this broadening of our relationship base, we believe that we will be able to not only provide better services to our client companies, but we will have certain advantages over other companies our size when it comes to identifying and closing acquisitions.

         The fee-based structure of our consulting services is such that if our client company is successful in its particular venture, we can earn additional fees. These fees could range from a flat cash fee, to a fee which includes a combination of equity in our client and a success fee payable upon the completion of transactions such as acquisitions, formations of joint ventures, or licensing or selling technologies in China, to a solely performance based fee upon the completion of the project. We do not intend to operate as an investment company or become subject to the Investment Company Act of 1940. However, in order to materially grow our business we will need to raise additional working capital. Capital will typically be needed not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses. There are no assurances we will be able to raise additional capital. If we are unable to secure additional capital as need, this inability will in all likelihood hamper or restrict our ability to acquire and integrate additional companies and to otherwise increase our revenues in future periods.

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

         Accounting for Stock Based Compensation - Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. As a result of adopting SFAS No. 123R, our net loss for the six months ended March 31, 2006 was $15,816 higher than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations ("APB Opinion No. 25"). We expect the adoption of SFAS No. 123R to have a negative impact on our operations.

         Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at March 31, 2006. All marketable securities are classified as available for sale at March 31, 2006. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for three consecutive quarters, absent evidence to the contrary.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2006 COMPARED THE SIX MONTHS ENDED MARCH 31, 2005

REVENUES

         For the six months ended March 31, 2006, we had consolidated revenues of $10,000 as compared to $139,087 for the six months ended March 31, 2005, a decrease of $129,087 or 93%. During the six months ended March 31, 2006, we spent a substantial amount of time with discussions with potential candidates for acquisition, and the sale of our Chorry subsidiary. This diversion of time had a negative effect on our management and marketing revenues. However, we entered into contracts with clients in China with enormous potential for significant revenues and profit. We expect our revenues to increase during fiscal 2006, however, we can not give any assurances that revenues will increase.

OPERATING EXPENSES

         For the six months ended March 31, 2006, operating expenses which include consulting fees, rent, salaries and non-cash compensation, professional fees and other selling, general and administrative, were $551,538 compared to $1,780,505 for the six months ended March 31, 2005, a decrease of $1,228,967 or 69%.

         The decrease in operating expenses was primarily attributable to the following:

         * Our consulting expense decreased to $0 for the six months ended March 31, 2006 from $70,514 for the six months ended March 31, 2005, a decrease of $70,514 or 100%. The decrease was due to a decline in the use of consultants and a change in our business model and the sectors of our focus.

         * Salaries and stock-based compensation expense decreased to $317,053 for the six months ended March 31, 2006 from $943,579 for six months ended March 31, 2005, a decrease of $626,526 or 66%. The decrease in salaries and stock-based compensation expense was attributable to a decrease in the recording of stock-based compensation in connection with the granting of common stock and stock options to officers, employees, and directors and the amortization of deferred compensation. Additionally, we had a decrease of approximately $165,000 attributable to a decrease in staff in our US and China business development offices. Additionally, at March 31, 2006, we had deferred compensation of $198,306, which will be amortized into expense during fiscal 2006.

         * During the six months ended March 31, 2005, we recorded severance expense of $332,533 related to a severance and separation agreement we signed with a former officer/director of the Company compared to $0 for the six months ended March 31, 2006. In connection with this agreement, we paid cash of $100,000, issued common shares with a value of $61,875, reduced a subscription receivable of $26,250, distributed marketable securities with a value of $22,800, and incurred severance expense of $121,608 related to the distribution of the net assets of Yastock.

         * Other selling, general and administrative expenses decreased to $234,485 for the six months ended March 31, 2006 from $433,879 for the six months ended March 31, 2005, a decrease of $199,394 or 46%. Other selling, general and administrative expenses included the following:

                                                         2006       2005
                                                      ---------   ---------

         Professional fees ........................   $ 113,611   $ 126,218
         Rent .....................................      24,050      42,726
         Travel and entertainment .................      37,512      44,652
         Other selling, general and administrative       59,312     220,283
                                                      ---------   ---------

              Total ...............................   $ 234,485   $ 433,879
                                                      =========   =========

         In fiscal 2005, professional fees decreased by $12,607 or 10% due to a decrease in legal fees of $18,945 related to general corporate matters and acquisition activity offset by an increase in accounting and auditing fees of approximately $6,339. In connection with the sale of Chorry, the acquirer agreed to pay 50% of the audit fees related to the audit of Chorry for fiscal 2005, which to date has not been paid.

         Rent expense decreased to $24,050 for the six months ended March 31, 2006 from $42,726 for six months ended March 31, 2005, a decrease of $18,676 or 44%. The decrease in rent was attributable to the relocation of our offices to a smaller, less expensive office facility and the closing of our office in Shanghai, China.

         During the six months ended March 31, 2006, travel related expenses decreased by $7,140 or 16% as compared to the 2005 period and was attributable to a decrease in the number of staff traveling to China.

         Other selling, general and administrative expenses include office expenses and supplies, telephone and communications, and other expenses. For the six months ended March 31, 2006, other selling, general and administrative expenses amounted to $59,312 compared to $220,283 during the six months ended March 31, 2005, a decrease of $160,971 or 73%. The decrease was attributable to the closing of our Shanghai office, the reduction in marketing activities, and cost cutting measures.

GAIN FROM SALE OF MARKETABLE SECURITIES

         For the six months ended March 31, 2006, we recorded a gain from the sale of marketable securities of $542,582 compared to a $0 for the six months ended March 31, 2005. The gain from the sale of marketable securities relates to marketable securities that we had previously received for business development services rendered by us and which we had previously valued and recorded as revenue over the contract period. The gain represents the difference in the sale price of the marketable securities and the fair value of services provided which was previously recorded as revenue.

GAIN (LOSS) FROM DISCONTINUED OPERATIONS

         For the six months ended March 31, 2006, we recorded a gain from discontinued operations of $2,624 associated with the discontinuation of our Chorry which was sold on February 14, 2006. For the six months ended March 31, 2005, we recorded a loss from discontinued operations of $315,754 due to the closure of our Extrema subsidiary and the discontinuation of our Chorry subsidiary.

         On November 2, 2005, we entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of our majority-owned subsidiary Chorry. In connection with this agreement, we delivered 100% of our shares in Chorry, representing our 80% ownership of that subsidiary, to DRGV, we received approximately 18,500,000 common shares of DRGV valued at closing at $500,000 calculated at the average closing price of $.027 on December 15, 2005. In connection with the sale of Chorry, for the six months ended March 31, 2006, we reported a gain from the sale of Chorry of $274,058 compared to a loss of $441,328 for the disposition of Extrema for the six months ended March 31, 2005.

OVERALL

         We reported net income for the six months ended March 31, 2006 of $278,511 compared to a net loss for the six months ended March 31, 2005 of $2,395,590. This translates to an overall per-share income available to shareholders of $.00 for the six months ended March 31, 2006 compared to per-share loss of $.04 for six months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, we had a cash balance of $889,204 and working capital of $1,615,030. During the six months ended March 31, 2006, we received cash amounting to approximately $613,500 from the sale of marketable equity securities. We will continue to sell marketable equity securities to obtain cash for working capital purposes. At March 31, 2006, we had marketable securities available for sale with a fair market value of $978,959, which a significant portion being sold in April 2006. We are presently meeting our current obligations from cash proceeds received from the sale of marketable equity securities. Although proceeds from sales of marketable equity securities have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital from sales of our capital stock, but there can be no assurances that we will be able to raise additional capital in this manner.

         Net cash used in operations was $158,496 for the six months ended March 31, 2006 as compared to net cash used in operations of $1,086,848 for the six months ended March 31, 2005, a decrease of $928,352 or 85%. For the six months ended March 31, 2005, we used cash to fund our net loss of $(2,395,590) offset by non-cash items such as stock-based compensation of $674,824, depreciation expenses of $3,280 and severance expense of $232,533 as well as other non-cash items and changes in assets and liabilities of $398,105.

         Net cash provided by investing activities for the six months ended March 31, 2006 was $513,337 as compared to net cash provided by investing activities for the six months ended March 31, 2005 of $0. For the six months ended March 31, 2006, we received cash from the sale of marketable securities of $613,537. In March 2006, we exercised stock warrants and purchased marketable securities for $100,200.

         Net cash provided by financing activities was $515,306 for the six months ended March 31, 2006 as compared to net cash provided by financing activities of $25,983 for the six months ended March 31, 2005. For the six months ended March 31, 2006, net cash provided by financing activities related to proceeds received from the exercise of stock warrants of $501,506 and proceeds from related party advances of $13,800. For the six months ended March 31, 2005, net cash provided by financing activities related to proceeds received from the exercise of stock options of $25,983.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

         APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.

         When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.  CONTROLS AND PROCEDURES

         We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

         We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

         Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. CEO and CFO Certifications Appearing immediately following the signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         KEKE ZHANG A/K/A KATHERINE ZHANG VS. GENESIS TECHNOLOGY GROUP, INC., A FLORIDA CORPORATION AND GARY L. WOLFSON - CASE NO. 50 2006 CA 003447, PALM BEACH COUNTY, FLORIDA
         ----------------------------------------------------------------------

         In April 2006, a former employee of the Company filed a lawsuit against the Company and our Chief Executive Officer alleging breach of an employment agreement, loss of compensation, and losses from the value associated with denied stock options. We plan to vigorously defend our position and believe that any settlement will not have a material adverse effect on our financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

Exhibit
Number   Description
-------  -----------

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1     Certification of Chief Executive Officer Certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2     Certification of Chief Financial Officer Certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 *
_________

* Filed herein

                                   SIGNATURES

         In accorance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENESIS TECHNOLOGY GROUP, INC.

                                        By: /s/ Gary Wolfson
                                        --------------------
May 1, 2006                             Gary Wolfson
                                        Chief Executive Officer


                                        By: /s/ Adam Wasserman
                                        ----------------------
May 1, 2006                             Adam Wasserman
                                        Chief Financial and Accounting Officer