Form 10QSB
period 2006-06-30
GENESIS TECHNOLOGY GROUP INC
filed 2006-08-11
CIK 1091164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At July 31, 2006, there were 84,010,561 outstanding shares of common stock, $.001 par value per share.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2006

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

            Consolidated Balance Sheet
            June 30, 2006 (Unaudited)....................................      3

            Consolidated Statements of Operations (Unaudited)
            For the Three and Nine Months Ended June 30, 2006 and 2005...      4

            Consolidated Statements of Cash Flows (Unaudited)
            For the Nine Months Ended June 30, 2006 and 2005.............      5

            Notes to Consolidated Financial Statements...................   6-15

   Item 2 - Management's Discussion and Analysis or Plan of Operation....  16-24

   Item 3 - Controls and Procedures......................................     24


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................................     25

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..     25

   Item 3 - Default upon Senior Securities...............................     25

   Item 4 - Submission of Matters to a Vote of Security Holders..........     25

   Item 5 - Other Information............................................     25

   Item 6 - Exhibits.....................................................     25

   Signatures............................................................     26

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................  $  1,390,697
  Marketable equity securities, at market .......................        92,140
  Prepaid expenses ..............................................         1,022
  Deferred acquisition costs ....................................       129,970
  Due from related party ........................................        10,800
                                                                   ------------

    Total Current Assets ........................................     1,624,629

PROPERTY AND EQUIPMENT - Net ....................................        17,619

OTHER ASSETS:
  Restricted marketable equity securities, at market ............     1,715,996
  Other assets ..................................................        67,083
                                                                   ------------

    Total Assets ................................................  $  3,425,327
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses .........................  $     52,995
  Due to related party ..........................................        21,000
  Liabilities of discontinued operations ........................       150,709
                                                                   ------------

    Total Current Liabilities ...................................       224,704
                                                                   ------------

MINORITY INTEREST ...............................................        10,053
                                                                   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized)
  Convertible preferred stock  Series A ($.001 Par Value; 218,000
      Shares Authorized; 15,900 shares issued and outstanding) ..            16
  Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
      83,510,561 shares issued and outstanding) .................        83,511
  Additional paid-in capital ....................................    21,389,036
  Accumulated deficit ...........................................   (19,081,121)
  Less: treasury stock, at cost (10,000 shares) .................        (2,805)
  Less: deferred compensation ...................................      (316,622)
  Less: subscription receivable .................................      (105,840)
  Accumulated other comprehensive income ........................     1,224,395
                                                                   ------------

    Total Shareholders' Equity ..................................     3,190,570
                                                                   ------------

    Total Liabilities and Shareholders' Equity ..................  $  3,425,327
                                                                   ============

                 See notes to consolidated financial statements

                                       GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the Three Months Ended     For the Nine Months Ended
                                                                       June 30,                      June 30,
                                                              ---------------------------   ---------------------------
                                                                  2006           2005           2006           2005
                                                              ------------   ------------   ------------   ------------
                                                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
NET REVENUES ...............................................  $      3,333   $      9,738   $     13,333   $    148,825
                                                              ------------   ------------   ------------   ------------

OPERATING EXPENSES:
     Consulting ............................................        65,961         92,240         65,961        162,754
     Salaries and stock-based compensation .................       107,891        482,565        424,944      1,426,144
     Severance expense .....................................             -         (3,190)             -        329,343
     Selling, general and administrative ...................       194,874        120,280        429,359        554,159
                                                              ------------   ------------   ------------   ------------

        Total Operating Expenses ...........................       368,726        691,895        920,264      2,472,400
                                                              ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS .......................................      (365,393)      (682,157)      (906,931)    (2,323,575)
                                                              ------------   ------------   ------------   ------------

OTHER INCOME:
     Gain from sale of marketable securities ...............       504,312              -      1,046,894              -
     Interest income .......................................         9,855              1         10,640          2,911
                                                              ------------   ------------   ------------   ------------

        Total Other Income .................................       514,167              1      1,057,534          2,911
                                                              ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS ...............       148,774       (682,156)       150,603     (2,320,664)

DISCONTINUED OPERATIONS:
     Gain (loss) on disposal of discontinued operations ....       (36,681)        63,982        237,377       (377,346)
     Income (loss) from discontinued operations ............         6,500         83,089          9,124       (233,194)
                                                              ------------   ------------   ------------   ------------

        Total Income (Loss) from Discontinued Operations ...       (30,181)       147,071        246,501       (610,540)
                                                              ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE MINORITY INTEREST .....................       118,593       (535,085)       397,104     (2,931,204)

MINORITY INTEREST IN LOSS OF SUBSIDIARY ....................             -          2,123              -          2,123
                                                              ------------   ------------   ------------   ------------

NET INCOME (LOSS) ..........................................       118,593       (532,962)       397,104     (2,929,081)

PREFERRED STOCK DIVIDEND ...................................             -              -        (88,304)             -
                                                              ------------   ------------   ------------   ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS .........  $    118,593   $   (532,962)  $    308,800   $ (2,929,081)
                                                              ============   ============   ============   ============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
     Income (loss) from continuing operations ..............  $          -   $      (0.01)  $          -   $      (0.04)
     Income (loss) from discontinued operations ............             -              -              -              -
                                                              ------------   ------------   ------------   ------------

     Net income (loss) per common share ....................  $          -   $      (0.01)  $          -   $      (0.04)
                                                              ============   ============   ============   ============


     Weighted Common Shares Outstanding - Basic ............    82,862,209     63,484,407     75,346,830     59,865,641
                                                              ============   ============   ============   ============
     Weighted Common Shares Outstanding - Diluted ..........    87,739,914     63,484,407     78,913,330     59,865,641
                                                              ============   ============   ============   ============

                                        See notes to consolidated financial statements

                                                             -4-

                              GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Nine Months Ended
                                                                                     June 30,
                                                                            ---------------------------
                                                                                2006            2005
                                                                            -----------     -----------
                                                                            (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................................................  $   397,104     $(2,929,081)
  Income (loss) from discontinued operations .............................      246,501        (610,540)
                                                                            -----------     -----------
  Income (loss) from continuing operations ...............................      150,603      (2,318,541)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization ........................................        5,937           4,234
    Gain on sale of marketable securities ................................   (1,046,894)              -
    Common stock issued and forgiveness of subscription for severance ....            -          88,125
    Severance expense ....................................................            -         121,608
    Stock-based compensation and consulting ..............................      526,302       1,216,093
    Marketable securities received for services ..........................            -        (114,000)
    Marketable securities distributed for settlement .....................            -          22,800
    Minority interest ....................................................            -          (2,123)
  Changes in assets and liabilities:
    Prepaid and other current assets .....................................       (1,022)         40,339
    Due from related party ...............................................      (10,800)              -
    Other assets .........................................................        4,327           9,583
    Accounts payable and accrued expenses ................................       12,718         (96,571)
    Deferred revenue .....................................................      (13,333)        (32,500)
                                                                            -----------     -----------

  Net cash used in continuing operations .................................     (372,162)     (1,060,953)

  Net cash used in discontinued operations ...............................       (7,668)       (122,952)
                                                                            -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES ....................................     (379,830)     (1,183,905)
                                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................................            -          (6,683)
  Deferred acquisition cost ..............................................     (129,970)              -
  Purchase of marketable securities ......................................     (100,200)              -
  Proceeds from sale of marketable securities ............................    1,412,260               -
                                                                            -----------     -----------

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES ................    1,182,090          (6,683)
                                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances ...................................       34,800               -
  Repayments on related party advances ...................................      (13,800)              -
  Proceeds from exercise of stock options and warrants ...................      548,380          25,983
                                                                            -----------     -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ..........................      569,380          25,983
                                                                            -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH ..................................        1,170               -
                                                                            -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................    1,372,810      (1,164,605)

CASH AND CASH EQUIVALENTS - beginning of year ............................       17,887       1,436,188
                                                                            -----------     -----------

CASH AND CASH EQUIVALENTS - end of period ................................  $ 1,390,697     $   271,583
                                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

    Cash paid for:
      Interest ...........................................................  $         -     $     2,783
                                                                            ===========     ===========
      Income taxes .......................................................  $         -     $         -
                                                                            ===========     ===========

    Non-cash investing and financing activities:
      Preferred stock dividend paid with common stock ....................  $    88,304     $         -
                                                                            ===========     ===========
      Common stock issued for debt .......................................  $    13,902     $         -
                                                                            ===========     ===========
      Common stock issued for subscription receivable ....................  $   105,840     $         -
                                                                            ===========     ===========

                             See notes to consolidated financial statements.

                                                   -5-

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Genesis Technology Group, Inc. (the "Company" or "Genesis") is a business development and marketing firm that specializes in advising and providing a turn key solution for Chinese small and mid-sized companies entering Western markets. The Company dedicates its expertise and capital resources to expand the potential of Chinese partner companies. The Company provides the marketing strategy, counsel, and plans to support its clients' business, financial, or marketing goals. The Company works closely with top management to define strategy and model to develop effective tactics to support business development. The Company's business mission is to create substantial, incremental stockholder value for emerging growth companies by executing strategy-driven programs that quickly incubate and mature Chinese companies and prepare them for Western markets.

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

Effective June 20, 2005, the Company formally established Genesis Equity Partners LLC ("GEP") in which it owns 51%.

In the fall of 2005, GEP signed a contract with The Jin Ma Group Company, Ltd. ("Jin Ma'), a real estate development company in Western China, to globalize its operations in the areas of real estate, construction, and hospitality. To be known as Gold Horse International, Inc., GEP will receive a significant equity position in Gold Horse and ongoing consulting fees for coordination and oversight of its U.S. business activities. Currently, Jin Ma is undergoing an audit of its financial statements by an independent accounting firm.

On March 15, 2006, GEP signed a General Partnership Agreement with Liang Fang Pharmaceutical, Ltd. ("Liang"), a company registered in the People's Republic of China. Liang is based in Beijing and is a drug development, medical device, and retail drug store enterprise with 10 retail outlets. GEP will receive a significant equity position in Liang Fang and ongoing consulting fees for coordination and oversight of its U.S. business activities. Among Liang's best selling products, Valsartan Capsules are a medicine for primary hypertension or high blood pressure. Valsartan first came to market in America in 1996, known as Diovan. Currently, Liang is undergoing an audit of its financial statements by an independent accounting firm.

The Company has incurred approximately $130,000 of legal, audit and other related fees and expenses in connection with the signing of these Agreements which have been recorded as deferred acquisition costs in the accompanying balance sheet. These fees will be included as a component of the cost of the Acquired Assets pursuant to Statement of Financial Accounting Standards No. 141 Business Combinations or expensed if the Agreement is not consummated.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

THE COMPANY (CONTINUED)

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Chorry Technology Development Co., Limited ("Chorry") and Chorry's shareholder and acquired an 80% interest in Chorry. Chorry was formerly known as Shanghai Zhaoli Technology Development Company Ltd. Chorry is a Chinese company with principal offices in Shanghai, China. On November 2, 2005, the Company entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of Chorry. The Company closed on this transaction on February 14, 2006 (See Note 2 - Discontinued Operations). Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in the Company's consolidated financial statements and related footnotes to conform to this presentation.

Effective September 8, 2004, the Company acquired 60% of the common stock of Extrema LLC ("Extrema"), a Miami-based computer hardware wholesaler. On May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema (See Note 2).

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2005 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending September 30, 2006.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at June 30, 2006. All marketable securities are classified as available for sale at June 30, 2006. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss. For the nine months ended June 30, 2006, the Company recognized a gain of $1,046,894 from the sale of marketable securities.

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

                                                      For the Three Months         For the Nine months
                                                          Ended June 30,              Ended June 30,
                                                        2006         2005           2006         2005
                                                    -----------  ------------   -----------  ------------
Net income (loss) available to common shareholders  $   118,593  $   (532,962)  $   308,800  $ (2,929,081)
Weighted average shares outstanding - basic ......   82,862,209    63,484,407    75,346,830    59,865,641
Income (loss) per share - basic ..................  $      0.00  $      (0.01)  $      0.00  $      (0.04)
                                                    ===========  ============   ===========  ============

Net income (loss) available to common shareholders  $   118,593  $   (532,962)  $   308,800  $ (2,929,081)
                                                    ===========  ============   ===========  ============
Weighted average shares outstanding - basic ......   82,862,209    63,484,407    75,346,830    59,865,641
Effect of dilutive securities
   Convertible preferred stock ...................            -             -             -             -
   Unexercised warrants and options ..............    4,877,705             -     3,566,500             -
                                                    -----------  ------------   -----------  ------------
Weighted average shares outstanding- diluted .....   87,739,914    63,484,407    78,913,330    59,865,641
                                                    ===========  ============   ===========  ============
Income (loss) per share - diluted ................  $      0.00  $      (0.01)  $      0.00  $      (0.04)
                                                    ===========  ============   ===========  ============

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006
                                   (Unaudited)

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2006, the exchange rate for the Chinese Renminbi (RMB) was $1 US for
8.00647 RMB. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2006 was not material.

STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. As a result of adopting SFAS No. 123R, the Company's net loss for the nine months ended June 30, 2006 was $15,816 higher than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations ("APB Opinion No. 25").

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The following table sets forth the computation of basic and diluted income per share for the nine months ended June 30, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

         Net loss as reported ..........................   $(2,929,081)
         Less: stock-based employee compensation
         included in reported net loss .................        32,452
         Add: stock-based employee compensation
         expense determined under fair-value based
         method, net of related tax effect .............       (57,655)
                                                           -----------

         Pro forma net loss ............................   $(2,954,284)
                                                           ===========

         Basic loss per share:
                        As reported ....................   $      (.04)
                                                           ===========
                        Pro forma ......................   $      (.05)
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

Additionally, on November 2, 2005, the Company entered into a stock purchase agreement with Dragon Ventures (Pink sheets symbol: DRGV), a Nevada public corporation, for the sale of its majority-owned subsidiary Chorry. The Company closed on this transaction on February 14, 2006.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006
                                   (Unaudited)

NOTE 2 - DISCONTINUED OPERATIONS (CONTINUED)

The agreement included the following provisions:

  (1) The Company delivered 100% of its shares in Chorry, representing its 80% ownership of that subsidiary, to DRGV.

  (2) DRGV paid to the Company 17,159,965 shares of DRGV's common stock at a price calculated at the average closing price at the initial closing date on December 15, 2005 of $.027 per share or $463,319. Accordingly, in connection with the sale of Chorry, for the nine months ended June 30, 2006, the Company recorded a gain from sale of discontinued operations of $237,377.

Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption "Liabilities of discontinued operation". The approximate carrying amounts of the major classes of these liabilities as of June 30, 2006 are summarized as follows:

         Liabilities:
         Accounts payable and accrued expenses ...........     $150,709
                                                               --------

         Liabilities of discontinued operation ...........     $150,709
                                                               ========

The following table sets forth for the nine months ended June 30, 2006 and 2005 indicated selected financial data of the Company's discontinued operations.

                                                          2006         2005
                                                      -----------  ------------
Revenues ...........................................  $ 7,398,358  $ 20,703,892
Cost of sales ......................................    7,259,500    20,054,670
                                                      -----------  ------------
Gross profit .......................................      138,858       649,222
Operating and other non-operating expenses .........      129,734       882,416
                                                      -----------  ------------
Gain (loss) from discontinued operations ...........        9,124      (233,194)

Gain (loss) from disposal of discontinued operations      237,377      (377,346)
                                                      -----------  ------------

Total gain (loss) from discontinued operations .....  $   246,501  $   (610,540)
                                                      ===========  ============

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006
                                   (Unaudited)

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

In March 2006, in connection with the exercise of stock options, the Company issued 5,468,750 shares of common stock to executives and a director for cash proceeds of $46,875 and deferred compensation of $160,156.

In March 2006, in connection with the exercise of warrants, the Company issued 1,646,983 shares of common stock for proceeds of $501,506.

On May 5, 2006, in connection with a 24-month consulting agreement, the Company issued 1,000,000 shares of common stock for investor relations services rendered and to be rendered in the future. The Company valued these common shares at the fair market value on the date of grant at per share price of $.23. In connection with issuance of these shares, for the nine months ended June 30, 2006, the Company recorded stock-based consulting expense of $19,167 and deferred compensation of $210,833 which will amortized over the remaining service period.

On May 18, 2006, in connection with the exercise of options granted to a consultant for services, the Company issued 500,000 shares of common stock for a subscription receivable of $90,000 due in October 31, 2006.

For the nine months ended June 30 2006, the Company recorded stock-based compensation of approximately $383,000 from the amortization of deferred compensation.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006
                                   (Unaudited)

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

On May 18, 2006, the Company granted 500,000 stock options to a consultant at an exercise price of $.18 per share. The options were immediately exercise for a subscription receivable of $90,000. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.12 or $61,000 and recorded a stock-based consulting expense of approximately $46,000 and deferred consulting of $15,000 to be amortized over the remaining service period.

As of June 30, 2006, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is $0.

A summary of the stock options and warrants as of June 30, 2006 and changes during the period is presented below:

                                                                     Weighted
                                                     Number of       Average
                                                    Options and      Exercise
                                                      Warrants        Price
                                                    -----------     ----------
Balance at beginning of year ...................     19,188,526     $    0.095
Granted ........................................      1,278,000          0.140
Exercised ......................................     (8,143,733)         0.100
Forfeited ......................................     (1,657,432)         0.268
                                                    -----------     ----------
Balance at June 30, 2006 .......................     10,665,361     $    0.146
                                                    ===========     ==========
Options exercisable at end of period ...........     10,665,361     $    0.146
                                                    ===========     ==========
Weighted average fair value of options granted
during the period ..............................                    $    0.140

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about employee and consultants stock options and investor warrants outstanding at June 30, 2006:

                                                         Options and Warrants
          Options and Warrants Outstanding                    Exercisable
----------------------------------------------------   -------------------------
                               Weighted
                                Average     Weighted                    Weighted
 Range of        Number        Remaining    Average        Number       Average
 Exercise    Outstanding at   Contractual   Exercise   Exercisable at   Exercise
  Price      June 30, 2006       Life        Price     June 30, 2006     Price
----------   --------------   -----------   --------   --------------   --------
$0.28-0.34      3,233,361      2.00 Years   $  0.31       3,233,361     $  0.31
 0.12-0.15        540,000      2.10 Years      0.14         540,000        0.14
 0.05-0.10      6,892,000      2.00 Years      0.07       6,892,000        0.07
             --------------                 --------   --------------   --------
               10,665,361                   $  0.146     10,665,361     $  0.146
             ==============                 ========   ==============   ========

NOTE 4 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

As of June 30, 2006, the consolidated financial statements include balances and transactions with related parties. At June 30, 2006, the Company had a receivable from a member of GEP amounting to $10,800 for reimbursement due of certain marketing expenses in connection to the promotion and marketing campaign of Genesis Equity Partners, LLC. These advances were payable on demand and bear no interest.

DUE TO RELATED PARTY

In June 2006, the Company paid $13,800 to an officer for advances made to the Company for working capital purposes in March 2006.

At June 30, 2006, the Company owed $21,000 to a GEP for working capital advances. The advances are payable on demand and bear no interest.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2006
                                   (Unaudited)

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

NOTE 6 - SUBSEQUENT EVENTS

On July 13, 2006, the Company granted 500,000 stock options to a consultant at an exercise price of $.153 per share. The options were immediately exercise for a subscription receivable of $76,500. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.13 or $63,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the nine months ended June 30, 2006 and 2005, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our Form 10-KSB for the year ended September 30, 2005 as filed with the Securities and Exchange Commission.

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

         Genesis and The YaSheng Group, Ltd. ("YaSheng") signed a Letter of Intent dated December 13, 2005. YaSheng is a Chinese biotech/agribusiness conglomerate in Gansu Province, China. The merger would have consisted of a YaSheng subsidiary merging into GTEC, and the succeeding entity possibly having a majority ownership by YaSheng. We have currently ceased our negotiations with YaSheng.

         Effective June 20, 2005, we formally established Genesis Equity Partners LLC ("GEP") in which we own 51% and the balance of 49% is owned by China West LLC (25%) and a director of the Company (24%).

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

         On March 15, 2006, GEP signed a General Partnership Agreement with Liang Fang Pharmaceutical, Ltd. ("Liang"), a company registered in the People's Republic of China. Liang is based in Beijing and is a drug development, medical device, and retail drug store enterprise with 10 retail outlets. GEP will receive a significant equity position in Liang Fang and ongoing consulting fees for coordination and oversight of its U.S. business activities, when established. Among Liang's best selling products, Valsartan Capsules are a medicine for primary hypertension or high blood pressure. Valsartan first came to market in America in 1996, known as Diovan. For its U.S. operations, this pharmaceutical company will be known as Lotus Pharmaceuticals, Inc.
Currently, Liang Fang is undergoing an audit of its financial statements by an independent accounting firm.

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

         Accounting for Stock Based Compensation - Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The adoption of SFAS No. 123R will have a negative impact on our future results of operations.

         Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at June 30, 2006. All marketable securities are classified as available for sale at June 30, 2006. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for three consecutive quarters, absent evidence to the contrary.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2006 COMPARED THE NINE MONTHS ENDED JUNE 30, 2005

REVENUES

         For the nine months ended June 30, 2006, we had consolidated revenues of $13,333 as compared to $148,825 for the nine months ended June 30, 2005, a decrease of $135,492 or 91%. During the nine months ended June 30, 2006, we spent a substantial amount of time with discussions with potential candidates for acquisition, and the sale of our Chorry subsidiary. This diversion of time had a negative effect on our management and marketing revenues. However, we entered into contracts with clients in China with enormous potential for significant revenues and profit. We expect our revenues to increase during fiscal 2006, however, we can not give any assurances that revenues will increase.

         For the nine months ended June 30, 2006, operating expenses which include consulting fees, rent, salaries and non-cash compensation, professional fees and other selling, general and administrative, were $920,264 compared to $2,472,400 for the nine months ended June 30, 2005, a decrease of $1,552,136 or 63%.

         The decrease in operating expenses was primarily attributable to the following:

         * Our consulting expense decreased to $65,961 for the nine months ended June 30, 2006 from $162,754 for the nine months ended June 30, 2005, a decrease of $96,973 or 60%. The decrease was due to a decline in the use of consultants and a change in our business model and the sectors of our focus.

OPERATING EXPENSES

         * Salaries and stock-based compensation expense decreased to $424,944 for the nine months ended June 30, 2006 from $1,426,144 for nine months ended June 30, 2005, a decrease of $1,001,200 or 70%. The decrease in salaries and stock-based compensation expense was attributable to a decrease in the recording of stock-based compensation in connection with the granting of common stock and stock options to officers, employees, and directors and the amortization of deferred compensation. Additionally, we had a decrease of approximately $165,000 attributable to a decrease in staff in our US and China business development offices. Additionally, at June 30, 2006, we had deferred compensation of $316,622, which will be amortized into expense during fiscal 2006.

         * During the nine months ended June 30, 2005, we recorded severance expense of $329,343 related to a severance and separation agreement we signed with a former officer/director of the Company compared to $0 for the nine months ended June 30, 2006. In connection with this agreement, we paid cash of $100,000, issued common shares with a value of $61,875, reduced a subscription receivable of $26,250, distributed marketable securities with a value of $22,800, and incurred severance expense of $121,608 related to the distribution of the net assets of Yastock.

         * Other selling, general and administrative expenses decreased to $429,359 for the nine months ended June 30, 2006 from $554,159 for the nine months ended June 30, 2005, a decrease of $124,800 or 23%. Other selling, general and administrative expenses included the following:

                                                        2006           2005
                                                    ------------   ------------
         Professional fees .....................       $197,948       $155,692
         Rent ..................................         37,719         57,650
         Travel and entertainment ..............         39,464         59,462
         Other selling, general and
           administrative.......................        154,228        281,355
                                                    ------------   ------------
              Total ............................    $   429,359    $   554,159
                                                    ============   ============

         In fiscal 2005, professional fees increased by $42,256 or 27% due to an increase in legal fees of $34,017 related to general corporate matters, a litigation matter against a former employee, and other legal matters in which we are the plaintiff. Additionally, we incurred an increase in accounting and auditing fees of approximately $8,239.

         Rent expense decreased to $37,719 for the nine months ended June 30, 2006 from $57,650 for nine months ended June 30, 2005, a decrease of $19,931 or 35%. The decrease in rent was attributable to the relocation of our offices to a smaller, less expensive office facility and the closing of our office in Shanghai, China.

         During the nine months ended June 30, 2006, travel related expenses decreased by $19,998 or 34% as compared to the 2005 period and was attributable to a decrease in the number of staff traveling to China and the use of consultants and staff in Beijing.

         Other selling, general and administrative expenses include office expenses and supplies, telephone and communications, and other expenses. For the nine months ended June 30, 2006, other selling, general and administrative expenses amounted to $154,228 compared to $281,355 during the nine months ended June 30, 2005, a decrease of $127,127 or 45%. The decrease was attributable to the closing of our Shanghai office, the reduction in marketing activities, and cost cutting measures.

GAIN FROM SALE OF MARKETABLE SECURITIES

         For the nine months ended June 30, 2006, we recorded a gain from the sale of marketable securities of $1,046,894 compared to a $0 for the nine months ended June 30, 2005. The gain from the sale of marketable securities relates to marketable securities that we had previously received for business development services rendered by us and which we had previously valued and recorded as revenue over the contract period. The gain represents the difference in the sale price of the marketable securities and the fair value of services provided which was previously recorded as revenue. Additionally, in connection with services previously rendered, we were granted warrants to purchase marketable securities which we exercised at a price less than fair market value. These marketable securities were sold and contributed to the gain from sale of marketable securities.

GAIN (LOSS) FROM DISCONTINUED OPERATIONS

         For the nine months ended June 30, 2006, we recorded a gain from discontinued operations of $9,124 associated with the discontinuation of our Chorry subsidiary which was sold on February 14, 2006 and Extrema subsidiary. For the nine months ended June 30, 2005, we recorded a loss from discontinued operations of $233,194 due to the closure of our Extrema subsidiary and the discontinuation of our Chorry subsidiary.

         On November 2, 2005, we entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of our majority-owned subsidiary Chorry. In connection with this agreement, we delivered 100% of our shares in Chorry, representing our 80% ownership of that subsidiary, to DRGV, we received 17,159,965 common shares of DRGV valued at closing at approximately $463,000 calculated at the average closing price of $.027 per share on December 15, 2005. In connection with the sale of Chorry, for the nine months ended June 30, 2006, we reported a gain from the sale of Chorry of $237,377 compared to a loss of $377,346 for the disposition of Extrema for the nine months ended June 30, 2005.

OVERALL

         We reported net income for the nine months ended June 30, 2006 of $397,104 compared to a net loss for the nine months ended June 30, 2005 of $2,929,081. This translates to an overall per-share income available to shareholders of $.00 for the nine months ended June 30, 2006 compared to per-share loss of $.04 for nine months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2006, we had a cash balance of $1,390,697 and working capital of $1,399,925. During the nine months ended June 30, 2006, we received cash amounting to approximately $1,412,260 from the sale of marketable equity securities. We will continue to sell marketable equity securities to obtain cash for working capital purposes. At June 30, 2006, we had marketable securities available for sale with a fair market value of $92,140. We are presently meeting our current obligations from cash proceeds received from the sale of marketable equity securities. Although proceeds from sales of marketable equity securities have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital from sales of our capital stock, but there can be no assurances that we will be able to raise additional capital in this manner.

         Net cash used in operations was $379,830 for the nine months ended June 30, 2006 as compared to net cash used in operations of $1,183,905 for the nine months ended June 30, 2005, a decrease of $804,075 or 68%. For the nine months ended June 30, 2006, we used cash to fund our loss from continuing operations. For the nine months ended June 30, 2005, we used cash to fund our net loss of $(2,929,081) offset by non-cash items such as stock-based compensation of $1,216,093, depreciation expenses of $4,234 and severance expense of $232,533 as well as other non-cash items and changes in assets and liabilities of $292,316.

         Net cash provided by investing activities for the nine months ended June 30, 2006 was $1,182,090 as compared to net cash used in investing activities for the nine months ended June 30, 2005 of $6,683. For the nine months ended June 30, 2006, we received cash from the sale of marketable securities of $1,412,260. In March 2006, we exercised stock warrants and purchased marketable securities for $100,200. During the nine months ended June 30, 2006, we used cash in connection with deferred acquisition cost of approximately $130,000 related to agreements entered by one of our subsidiaries, Genesis Equity Partners, LLC. For the nine months ended June 30, 2005, we used cash for capital expenditures of $6,683.

         Net cash provided by financing activities was $569,380 for the nine months ended June 30, 2006 as compared to net cash provided by financing activities of $25,983 for the nine months ended June 30, 2005. For the nine months ended June 30, 2006, net cash provided by financing activities related to proceeds received from the exercise of stock warrants of $548,380 and proceeds from related party advances of $34,800 offset by repayment of related party advances of $13,800. For the nine months ended June 30, 2005, net cash provided by financing activities related to proceeds received from the exercise of stock options of $25,983.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

KEKE ZHANG A/K/A KATHERINE ZHANG VS. GENESIS TECHNOLOGY GROUP, INC., A FLORIDA CORPORATION AND GARY L. WOLFSON - CASE NO. 50 2006 CA 003447, PALM BEACH COUNTY, FLORIDA
--------------------------------------------------------------------------------

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On May 5, 2006, we issued 1,000,000 shares of common stock for services. The Company valued these common shares at the fair market value on the date of grant at per share price of $.23. The recipient was an accredited or otherwise sophisticated investor and the transaction was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipient had access to information concerning our company.

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


                                        GENESIS TECHNOLOGY GROUP, INC.

                                        By: /s/ Gary Wolfson
                                        ----------------------------
August 10, 2006                         Gary Wolfson
                                        Chief Executive Officer

                                        By: /s/ Adam Wasserman
                                        ----------------------------
August 10, 2006                         Adam Wasserman
                                        Chief Financial and Accounting Officer