Form 10KSB
period 2006-09-30
GENESIS TECHNOLOGY GROUP INC
filed 2007-01-16
CIK 1091164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number: 333-86347

                         GENESIS TECHNOLOGY GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                     FLORIDA                           65-1130026
         -------------------------------           -------------------
         (State or other jurisdiction of             I.R.S. Employer
         incorporation or organization)            Identification No.)

               7900 Glades Road, Suite 420
                   Boca Raton, Florida                         33434
         ----------------------------------------           ----------
         (Address of principal executive offices)           (Zip Code)

                    Issuer's Telephone Number: (561) 988-9880

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes|_| No |X|

State issuer's revenues for its most recent fiscal year. The issuer's revenues for the fiscal year ended September 30, 2006 were $6,750,229.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the issuer's common stock held by non-affiliates, as of December 20, 2006 based upon the average bid and asked price of such common stock as reported on the OTC Bulletin Board, was $11,628,831.

As of December 31, 2006, there were 84,532,112 shares of the issuer's common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----
PART I

     Item 1.    Description of Business.....................................   4

     Item 2.    Description of Property.....................................  19

     Item 3.    Legal Proceedings...........................................  19

     Item 4.    Submission of Matters to a Vote of Security Holders.........  20


PART II

     Item 5.    Market for Common Equity and Related Stockholder Matters ...  20

     Item 6.    Management's Discussion and Analysis or Plan of Operation...  21

     Item 7.    Financial Statements........................................  31

     Item 8.    Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure..................................  31

     Item 8A.   Controls and Procedures.....................................  31

     Item 8B.   Other Information...........................................  32


PART III

     Item 9.    Directors, Executive Officers, Promoters, Control Persons
                and Corporate Governance; Compliance with Section 16(a) of the Exchange Act............................................  32

     Item 10.   Executive Compensation......................................  34

     Item 11.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................  42

     Item 12.   Certain Relationships and Related Transactions, and
                Director Independence.......................................  43

     Item 13.   Exhibits....................................................  43

     Item 14.   Principal Accountant Fees and Services......................  44

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as relate to our doing business within the People's Republic of China. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Description of Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

         When used in this annual report, the terms the "Company," "Genesis," "GTEC," "we," "us," "our," and similar terms refers to Genesis Technology Group, Inc., a Florida corporation, and our subsidiaries. The information which appears on our web site www.genesis-china.net is not part of this report.

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

         We are a business development and marketing firm that specializes in advising and providing a turn key solution for Chinese small and mid-sized companies entering Western markets. We dedicate our expertise and capital resources to expand the potential of Chinese partner companies. We provide the marketing strategy, counsel, and plans to support our clients' business, financial, or marketing goals. We work closely with top management to define their strategy and business model to develop effective tactics to support business development. Our business mission is to create substantial, incremental stockholder value for emerging growth companies by executing strategy-driven programs that professionally incubate and mature Chinese companies and prepare them for Western markets.

         We provide strategy and execution services to Chinese clients who believe that penetrating US markets is critical to achieving their core operating and financial objectives. We assist in the sourcing of merger and acquisitions opportunities for our contract clients. We play a key role in a Chinese company's conversion to and operation of a U.S. public company. We assist in the appointment of qualified independent directors, assist in the creation Western marketing materials (including a professional website), and assist in the oversight and the functions of the Chinese companies U.S.-based offices, including staffing, communications, and the numerous required reporting and filing documents. Our goal is to be a long-term, well-qualified consultant to our Chinese contract clients, with a mutual goal of enhancing shareholder value.

GENESIS EQUITY PARTNERS, LLC

         Effective June 20, 2005, we formally established Genesis Equity Partners LLC ("GEP") in which we own 51% and strategic partners own the remaining 49%.

         GEP is a Limited Liability Corporation, established in the State of Florida on June 25, 2005. Each member, known as a Manager/Owner (also referred to as "partners"), shall contribute to the success of the GEP in the areas of
(a) sourcing qualified Chinese contract companies; (b) identifying suitable Western public companies or shells; (c) funding the basic working capital, legal and auditing requirements to complete our contract services and the merger; (d) providing other consulting services as requested by the post-merger public company; and (e) assisting the post-merger company with establishing relations with financial intermediaries as a source of capital and shareholder support including public/investor relations guidance to increase the value of the company to benefit of its shareholders, investors, employees, and GEP. We own 51% of GEP, China West, LLC owns 25%, and a company owned by Dr. Shaohua (Joshua) Tan, a member of our Board of Directors, owns the remaining 24% of GEP. China West is an independent LLC, owned by parties with no management involvement with GTEC.

         Our company, together with China West LLC, are the managing members of GEP. Only the managing members have the ability to legally bind GEP. A managing member cannot be removed except by the affirmative vote of the majority of the percentage interests with 30 days notice. Members do not have the right to withdraw from GEP or reduce their capital contribution except in the event of dissolution of GEP or in accordance with the terms of the operating agreement. Meetings of the members may be called by members holding at least 25% of the membership interests. Membership interests can be transferred, subject to the terms of the operating agreement including the right of first refusal granted to the non-transferring members. GEP can be dissolved upon the sale or distribution of all of its property and assets or upon unanimous agreement of the members.

         Other than the initial capital contributions made by the three members, there are no requirements for any additional capital contributions by the members and the members of GEP are not liable for any obligations or liabilities of GEP in excess of the individual member's capital contribution. All profits and losses of GEP for a year are allocated to the members pro rata in accordance with their percentage of membership interest. No losses can be allocated to a member if the allocation causes the member to have an adjusted capital account deficit; all losses in excess of this limitation will be allocated to the other members in accordance with the member's positive capital account balance until all members are subject to this limitation and thereafter in accordance with the members' percentage interests in GEP.

         If GEP should distribute cash or other assets, 75% of the amount is first distributed to the member(s) who have provided financing for a particular transaction which is related to the distribution on a pro rata basis, and the remaining 25% to the other members on a pro rata basis in accordance with their percentage interests in GEP until such time as the amount equivalent to their respective financing contributions has been distributed to the member. Any remainder is distributed pro rata in accordance with the percentage interests.

         GEP assists Chinese and Western companies in formulating strategies to increase equity value, establishing relationships with financial intermediaries as a source of capital and shareholder support. The core strength of GEP management is creating a first rate plan to create investor awareness and introduction to institutional investors. GEP can enhance market perception to gain investor awareness by using tested channels of communications by articulating the companies' stories. GEP has built successful channels with expertise in screening and selecting Chinese companies that possess solid business histories and professional management, and North American public companies and vehicles that possess a shareholder base and a history of auditing and filing, as required by the US Securities & Exchange Commission.

         Most commonly, GEP approaches qualified Chinese companies with the following or similar statement: "Based on the information provided by the Chinese candidate company and GEP's own resources and experience, GEP can devise a realistic program and introductions for the Chinese company to access the US markets to raise capital. A program considering both the short term and long term interest will be developed, and the ultimate target will be set to achieve long-term goals.

         Usually, GEP shall benefit in two basic ways by completing the mergers of Chinese and Western companies. The lesser profit center shall be fees charged for providing consulting services. This is, customarily, a difficult challenge for Chinese companies. It is not a matter of cash availability, but historically the Chinese are unaccustomed to paying appropriately for services rendered. Nonetheless, GEP shall seek reasonable fees when possible. The greater profit center will be equity positions earned by fulfilling its service agreements.

         On March 15, 2006, GEP signed a General Partnership Agreement with Beijing Liang Fang Pharmaceutical Co., Ltd. ("Liang Fang"), a company registered in the People's Republic of China. Liang Fang is based in Beijing and is a drug development, medical device, and retail drug store enterprise with 10 retail outlets. Among Liang Fang's best selling products is Valsartan Capsules, a medication for primary hypertension or high blood pressure. Valsartan first came to market in America in 1996, known as Diovan. On August 28, 2006, GEP and the members of Liang Fang established Lotus Pharmaceutical International, Inc., a Nevada company ("Lotus"). On September 6, 2006, Lotus and the stockholders of 100% of Lotus' common stock (the "Lotus Stockholders") executed a Share Exchange Agreement ("Exchange Agreement") by and among Lotus Pharmaceutical International, Inc., a Nevada corporation ("Lotus") with S.E. Asia Trading Company, Inc., a publicly-trading company ("SEAA"). The Exchange Agreement closed on September 28, 2006 and GEP received 13,209,600 restricted common shares of SEAA for services performed in helping Lotus facilitate the merger with SEAA and for other business development services. Separately, Lotus has entered into consulting service agreements and equity-related agreements with Liang Fang and Beijing En Zhe Jia Shi Pharmaceutical Co., Ltd. ("En Zhe Jia"), both of which are limited liability companies headquartered in the People's Republic of China ("PRC") and organized under the laws of the PRC. GEP may receive on-going consulting fees for coordination and oversight of its U.S. business activities. Under our General Partnership Agreement, we are required to assist Lotus with establishing relationships with financial intermediaries as a source of capital. If we are successful in establishing these relationships and Lotus secures funding through these relationships, our partnership agreement with extent and we will provide additional consulting services for a monthly fee.

         We valued the 13,209,600 shares received at $.51 per share based on an accredited business valuation performed by an independent party. Accordingly, for the year ended September 30, 2006, we recorded revenue of $6,736,896 related to the receipt of these restricted marketable equity securities, which accounted for 99.9% of our revenues. On September 28, 2006, we immediately distributed 3,170,304 shares of SEAA to Shaohua Tan, Inc, the 24% owner of GEP who is owned by our director, Dr. Shaohua (Joshua) Tan, , which represented 24% of the shares we received as compensation for our services. Of the remaining 10,039,296 shares, we retain control over 6,736,896 shares and China West, LLC controls 3,302,400 shares of SEAA. The value of the shares held by our company is reflected on our balance sheet at September 30, 2006 which appears elsewhere in this report in restricted marketable equity securities, at market and the value of the SEAA securities controlled by China West, LLC is reflected on our balance sheet as restricted marketable equity securities, at market - related party.

         In December 2005, GEP entered into an 18-month General Partnership Agreement with The Jin Ma Group Company, Ltd. ("Jin Ma"), a real estate development company in Western China, to globalize its operations in the areas of real estate, construction, and hospitality. Jin Ma has been active in its industry since its founding in 1980. Under the terms of the agreement GEP is to provide various consulting services to Jin Ma related to its efforts to establishing a U.S. public company and, once this process is completed, to provide certain ongoing consulting services. Upon completion of the first phase of the project GEP will receive a significant equity position in Jin Ma. GEP is responsible for the costs associated with the provision of its services, together with the cost of any public shell Jin Ma may wish to engage in a reverse merger with and all legal or professional fees attendant to any reverse merger transaction. Currently, Jin Ma is finalizing an audit of its financial statements by an independent accounting firm. Subsequent to completion of the first phase of the project and at such time as Jin Ma has raised at least $1,500,000, as compensation for its ongoing consulting services GEP will receive additional compensation of $10,000 per month, payable in cash or options to purchase shares of stock which will be exercisable at a 30% discount to market price. The agreement can be terminated by either party upon 60 days notice. Through September 30, 2006, GEP has incurred approximately $100,500 of legal, audit and other related fees and expenses in connection with the signing of this agreement which have been recorded as deferred contract costs in the accompanying consolidated balance sheet. These fees will be expensed if the Agreement is not completed or is terminated.

         To source additional Chinese partner companies for the GEP program, the Company relies on the skills and connections of its Chinese network. GEP has formulated a due diligence questionnaire that screens prospective candidates. Also, it engages an experienced Chinese accountant and a Shanghai law firm to conduct a preliminary review. Once the screened Chinese company negotiates and executes the GEP General Partnership Agreement, then the Company engages U.S. auditing and legal firms. The entire private-to-public process should take from 4-8 months, barring unforeseen setbacks. GEP pays for all related costs, including but not limited to, auditing, legal, marketing (web site) and acquisition of the public entity.

         While conducting our business development services, we use the name and do business as "Genesis China".

OUR BUSINESS, PRODUCTS AND SERVICES

         We continue to develop our cross-Pacific consulting company. We seek to foster bilateral commerce between Western and Chinese companies. Previously, we specialized in assisting Western companies in entering the Chinese markets for business development. We have evolved and now act as a resource for Chinese companies that desire expertise in marketing, distribution, manufacturing, forming joint ventures, or establishing a base in the United States. In refining our business model, the basic business activities of the Company clearly are those initiated by GEP and described, in detail, on our own website, www.GEP888.com. The Company established and manages this website.

         One area of focus is the life and health science arena in China. Life and health science is compromised of different but related industries such as pharmaceuticals, environmental science, biotechnology, and health care development. These industries range from water, soil, and air testing and remediation to hospital facility development and management. These are new and robust areas in China. We had one promising client under contract, the China Vocational Education Satellite Network. China Vocational Education Satellite Network ("CVE") is the premier distance learning platform sponsored by the National Center for Education Development & Research of Ministry of Education of People's Republic of China, owned and operated by Shanghai Aerospace Computer System Engineering Co., Ltd. During 2006, the Company realized that its commitment to CVE was clearly long-term, and the Company had neither the resources nor personnel to execute the cooperation agreement with CVE. As a consequence, the Company advised CVE that it should consider aligning with another Western company and it has attempted to accommodate CVE for establishing such an alliance. In summary, the GEP business model appears so time-consuming and potentially rewarding, plus requires a significant financial and personnel commitment that the Company has committed to that program, essentially to the exclusion of other business development.

         Our management has been responsible for negotiating contracts in China for over 14 years. We are able to bring experience in the areas of marketing, finance and business development to our clients, and to help guide those companies in marketing their products and services in China. We have established working relationships with various governmental agencies, public institutions, and private industries in China at both national and provincial levels. In addition, we will also seek to assist small to mid-sized Chinese private companies that desire growth to expand their business with our active participation and operational support.

OUR EXPANSION STRATEGY

         In the past, we had invested substantial time evaluating and considering numerous proposals for possible mergers or acquisitions developed by management or presented by investment professionals, our advisors and others. Although we continue to consider mergers or acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders, we have concentrated our efforts on our GEP business activities discussed elsewhere in this annual report. No assurance can be given that any such project or acquisition will be concluded.

MARKETING

         We have established what we believe to be effective relationships and contacts with various governmental agencies, public institutions, and private industries in China at both the national and provincial levels. Our director, Dr. Shaohua Tan, serves as our marketing arm in China and sources private companies in China seeking to access the U.S. capital markets. This is done through a variety of marketing techniques; sponsor symposiums, individual relationships and trade conferences. We also have developed a business conference program in China. We occasionally sponsor a series of business conferences which seek to educate the private sector in China on ways to access the U.S. Capital markets. The business conference program has been instrumental in promoting the name of GEP to the private sector in China. Indisputably, however, it is "guanxi" or the years of developing important relationships in China and the U.S. that is most effective in delivering sustainable success.

OUR HISTORY

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

         In May 2001, we had acquired 20% of Yastock Investment Consulting Company, Limited for $18,000. On December 1, 2001, we entered into a Stock Purchase Agreement with Yastock and Messrs. Robert Zhuang and Lawrence Wang, the majority shareholders of Yastock. Yastock is an investment consulting firm located in Shanghai, China that specializes in raising capital and consulting in a number of areas, including trading information, public relations, corporate management, corporate strategic evaluations and human resources. Mr. Zhuang is Dr. Wang's brother and a former member of our board of directors and Mr. Lawrence Wang is Dr. Wang's brother. As a result of the acquisition, we issued 92,000 shares of our common stock with a fair market value of $48,760 in exchange for 80% of the capital stock of Yastock. We accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $4,889. The excess was applied to goodwill. On August 1, 2002, the Company completed the addition of additional management, which ultimately had a different vision than the existing management. The outcome was an agreement to select a single management team and business model. On December 13, 2004, in connection with a Separation and Severance Agreement with our former President and Chairman, Dr. James Wang, we agreed to transfer our ownership interest in Yastock, free and clear of all liens, pledges, hypothecation, option, contract and other encumbrance, to the previous owners, Messrs. Robert Zhuang and Lawrence Wang. Additionally, Yastock agreed to transfer to us all rights and privileges of certain agreements to us for our future use and benefit. The Separation and Severance Agreement contains certain non-compete and non-circumvention clauses and we also transferred to Yastock 95,000 shares of Dragon International Group Corp. common stock contemporaneously with the execution of the agreement. See Item 10. Executive Compensation - Separation and Severance Agreement.

         Effective September 9, 2004, we acquired controlling interest in Extrema LLC, a Miami-based computer hardware wholesaler with a 22-year history. Extrema marketed equipment between North and South America, and we sourced and added new products from China to expand Extrema's inventory and sales opportunities. We own 60% of Extrema and founding management retains 40%. We accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. In connection with the acquisition, we issued 1,369,697 shares of common stock, valued at $0.16 per share for an aggregate of $219,151, together with $63,500 in cash to the seller, Fernando Praca. The value of the shares issued was determined based on the average market price of our common shares over the five-day period before and after the acquisition date of September 8, 2004. Additionally, in connection with the acquisition, Mr. Praca retained an accounts receivable in the amount of approximately $106,000 which was applied to the purchase price. The purchase price exceeded the fair value of net assets acquired by $395,062. For accounting purposes, we applied $150,000 of the excess to customer lists based on the present value of future cash flows of pending sales orders, which was being amortized over a 36 month period and $15,000 to the fair market value of property and equipment acquired. The remaining excess of $293,562 has been applied to goodwill. On May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema because of (a) the disappointing performance of Extrema including continuing operating losses; (b) Extrema's lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable; and (c) the Company's decision to consolidate all trading and sourcing activities into its now inactive subsidiary located in Hong Kong, GHK. Extrema is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

         On November 15, 2001, we entered into a Stock Purchase Agreement with Shanghai Chorry Technology Development Company, Limited ("Chorry") and Wang Wuzhang, Chorry's then sole shareholder. Chorry, a Chinese company with principal offices in Shanghai, China, was an information technology company that integrates sales and technology with services. As a result of the acquisition, we issued 400,000 shares of our common stock with a fair market value of $220,000 in exchange for 80% of the capital stock of Chorry. We accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $5,651. The excess was applied to goodwill. In November 2, 2005, we entered into a stock purchase agreement with Dragon Capital Group Corp. (Pink sheets symbol: DRGV), a Nevada public corporation, for the sale of its majority-owned subsidiary Chorry. We closed on this transaction on February 14, 2006.

         The agreement included the following provisions:

   (1) We delivered 100% of our shares in Chorry, representing its 80% ownership of that subsidiary, to DRGV.

   (2) DRGV paid to us 17,159,965 shares of DRGV's common stock at a price calculated at the average closing price at the initial closing date on December 15, 2005 of $.027 per share or $463,319. Accordingly, in connection with the sale of Chorry, for the year ended September 30, 2006, we recorded a gain from sale of discontinued operations of $237,377.

         Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in our financial statements and related footnotes to conform to this presentation.

COMPETITION

         We potentially face competition from a variety of sources. We face competition from other companies sharing our market niche. We face competition from a variety of U.S. and international firms as well as niche companies specializing in the Chinese marketplace. In identifying, evaluating and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours, including leveraged buyout and other private equity funds, operating businesses and other entities and individuals, foreign and domestic, competing for business combinations with Chinese-based companies. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Most of these competitors possess greater financial, marketing, technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that may be available to us through the leverage of our relationships with our consulting clients as well as an alliances, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources.

         We compete with a range of companies, from large management consulting companies that offer a broad range of consulting services, to small firms and independent contractors that provide specialized services. Some of our competitors have significantly more financial resources, larger professional staffs and greater brand recognition than we do. Since our consulting business depends in a large part on professional relationships, our business has low barriers of entry for competitors. We believe that our ability to successfully compete for new consulting clients and to retain our existing clients is dependent upon our ability to offer a wide range of services and to effectively respond to our client's needs on a timely and cost effective basis. We cannot assure you that we will compete successfully for new business opportunities or retain our existing clients.

GOVERNMENTAL REGULATION

         DOING BUSINESS IN THE PRC

         We consult with businesses which are located in China and have considered acquiring one or more operating companies which are located in China. Accordingly, we may be subject to the PRC legal system. Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite development of its legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our future business operations or prospects.

         A NEW CHINESE LAW MAY IMPACT OUR ABILITY TO MAKE ACQUISITIONS OF CHINESE BUSINESSES

         On August 8, 2006, six PRC regulatory agencies namely, the PRC Ministry of Commerce, the State Assets Supervision and Administration Commission ("SASAC"), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission ("CSRC"), and the State Administration of Foreign Exchange ("SAFE"), jointly adopted the

Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the "New M&A Rule"), which became effective on September 8, 2006. The New M&A Rule purports, among other things, to require offshore special purpose vehicles, or SPVs, formed after the effective date, for overseas listing purposes, through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. Through the used of a U.S. public entity, we intend to make acquisitions of Chinese businesses in the future. There are uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the NEW M&A Rule and there uncertainties could make it difficult or impossible to make acquisitions of Chinese businesses in the future.

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

         Regardless of its dedication and experience, however, Genesis discourages investors from supporting such Chinese companies unless they are keenly aware that China presents opportunities of seeming unusual value because the risks are commensurately great. As a case in point, Slate Magazine offered an illuminating article warning "Don't buy any Chinese stocks", written by Henry Blodget. This is a must-read for would-be or even current investors in Chinese companies. Another informative piece appeared in late October 2006, on the Stratfor Strategic Forecasting website. Entitled "The Enduring Allure of China".

         CHINA'S ACCESSION INTO THE WTO

         On November 11, 2001, China signed an agreement to become a member of the World Trade Organization (WTO), the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001. China had agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms, and open various service sectors to foreign competition. China's accession to the WTO may favorably affect our business in that reduced market barriers and a more transparent investment environment will facilitate increased investment opportunities in China, while tariff rate reductions and other enhancements will enable us to develop better investment strategies for our clients. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights.

         FOREIGN CURRENCY EXCHANGE ISSUES

         We may generate revenue and incur expenses and liabilities in both Chinese RMB and U.S. dollars. As a result, we may be subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Chinese RMB depends to a large extent on the PRC's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. However, given recent economic instability and currency fluctuations, we can offer no assurance that the Chinese RMB will continue to remain stable against the U.S. dollar or any other foreign currency.

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

         INVESTMENT COMPANY ACT OF 1940

         U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act of 1940. While we do not believe Genesis is an "investment company" within the scope of the Investment Company Act of 1940, historically we have accepted shares of a consulting client's securities as compensation for our services. While our business model has not changed, by virtue of the percentage of the value of marketable equity securities we hold (which were received as compensation for our services and not purchased as an investment) under certain circumstances we could be subject to the provisions of the Investment Company Act of 1940.

         Because Investment Company Act regulation is, for the most part, inconsistent with our strategy of providing business consulting services, we cannot feasibly operate our business as a registered investment company. It is not our intent to become subject to the Investment Company Act of 1940 and intend on authorizing our officers to take such actions as are necessary, including the periodic liquidation of any marketable equity securities we may own to reduce those holdings below the threshold level as prescribed by the Investment Company Act of 1940. If we are deemed to be, and are required to register as, an investment company, we will be forced to comply with substantive requirements under the Investment Company Act of 1940, including:

         * limitations on our ability to borrow;
         * limitations on our capital structure;
         * restrictions on acquisitions of interests in associated companies;
         * prohibitions on transactions with affiliates;
         * restrictions on specific investments; and
         * compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

INTELLECTUAL PROPERTY

         Currently, we do not have any intellectual property.

EMPLOYEES

         Currently, we have two full-time employees in the United States. We employ our chief financial officer on an outsourced basis. In Beijing, China, we have one full-time employee and use the services of a director on a consulting basis. No employee of Genesis is covered by a collective bargaining agreement nor is represented by a labor union. Genesis considers its employee relations to be stable.

RISK FACTORS

         Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report, before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

SUBSTANTIALLY ALL OF OUR REVENUE FOR FISCAL 2006 WAS GENERATED FROM ONE CLIENT COMPANY OF OUR GEP SUBSIDIARY WHICH WAS PAID IN SECURITIES OF THE CLIENT COMPANY. THERE ARE NO ASSURANCES WE WILL BE ABLE TO GENERATE SIMILAR REVENUES IN FUTURE PERIODS.

         $6,736,896 of our total revenue of $6,750,229 for fiscal 2006 is attributable to the value of the shares of SEAA GEP received as compensation for its services. This does not represent recurring revenue and GEP may not report revenue from similar transactions in future periods. Other than revenue from GEP's operations we do not presently have any operating subsidiaries. While GEP is a party to an additional agreement which may generate revenues during fiscal 2007, investors should not place undue reliance on our results of operations for fiscal 2006 as we may not report similar results in future periods.

WE MAY BE UNABLE TO PAY OUR INCOME TAXES ON A TIMELY BASIS.

         For the year ended September 30, 2006, due to net operating loss and capital loss carryovers, we did not record income tax expense on our net income. As we report profitable operations we are required to record income tax expenses on those operations. As the majority of our revenues are paid to us in securities, some of which are not freely saleable by us at the time received, our revenue model creates a risk that we will not have sufficient cash resources to satisfy our tax obligations as they become due. We will need to raise additional working capital to pay income taxes. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise funds as needed, we may be unable to timely pay our income taxes.

WE HAVE REPORTED REVENUES BASED UPON A VALUATION ASSIGNED TO SHARES OF A CLIENT COMPANY RECEIVED BY GEP AS PAYMENT FOR ITS SERVICES. WE MAY NEVER RECEIVE CASH EQUAL TO THE VALUE OF THE SHARES.

         After giving effect to the distribution of 24% of the shares GEP received to Shaohua Tan, Inc., a minority partner of GEP and a company owned by Dr. Tan, a member of our Board of Directors, and the control of an additional 25% of those shares being attributable to China West, LLC, the other minority partner of GEP, we presently control 6,736,896 shares of SEAA. While our balance sheet at September 30, 2006 reflects a value attributable to those shares of $.51 per share, these securities are not readily saleable by us and we cannot predict when, if ever, that these shares will be registered so as to permit the liquidation thereof. Upon the completion of a private placement by SEAA, a portion of our SEAA shares may be included in a registration statement on Form SB-2. Upon effectiveness of this registration statement, which is out of our control, we will attempt to liquidate a portion of our holdings. Accordingly, while we have reported revenues of $6,736,896 during fiscal 2006 which is attributable to this one transaction, we may never receive cash which is equal to the amount of revenues.

WE HAVE A HISTORY OF LOSSES, A SUBSTANTIAL ACCUMULATED DEFICIT AND WE CANNOT ASSURE YOU THAT WE WILL ACHIEVE CONTINUED PROFITABILITY IN THE FUTURE. AS A RESULT, YOU COULD LOSE YOUR ENTIRE INVESTMENT IN OUR COMPANY.

         While we reported net income of $2,909,606 for the fiscal year ended September 30, 2006, we reported a net loss of $3,726,929 for the fiscal year ended September 30, 2005 and we have an accumulated deficit of $16,568,619 at September 30, 2006. Our operating results for future periods will include significant expenses, including compensation expense, travel expense, professional fees, marketing costs, and administrative and general overhead expenses, which we will incur as we continue to implement our business model to expand our operations. If we continue to accept stock as compensation for our services, we may not have sufficient cash to satisfy our operating expenses. There can be no assurances whatsoever that we will be able to successfully implement our business model, pay our operating expenses or continue our business as it is presently conducted.

         The success of our business model is dependent upon our ability to identify and close contacts with key contract clients in China. The cost of providing our services is costly and such contracts may not enhance our financial condition.

         Our primary business and operational focus is on our GEP operations. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential and existing clients and there is no guarantee that we will complete our commitments or obtain the client after completing due diligence. The process of identifying a client and consummating our contract could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and we may incur substantial liabilities. If we are successful in closing on one or more contracts, there are no assurances that we will enhance our future financial conditions. As the majority of our revenues are paid to us in securities, some of which are not freely saleable by us at the time received, our revenue model creates a risk that we will not have sufficient cash resources to satisfy our obligations as they become due and may not have sufficient operating capital. We will need to raise additional working capital for working capital purposes. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise funds as needed, we may be unable to sustain our operations.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS.

         Historically, our operations have been financed primarily through the issuance of equity securities. Working capital is typically needed to fund our operations and to fund the operations of GEP, which required working capital to pay professional fees, travel expenses and for the potential acquisition of a public entity. Our future capital requirements, however, depend on a number of factors, including our ability to grow our revenues, manage our business and control our expenses. While we recently have funded our operations through the sale of marketable equity securities that we received for services rendered, in the near future, we will need to raise additional capital or liquidate our holdings of marketable equity securities to fund our ongoing operations. As the majority of our revenues are paid to us in securities, some of which are not freely saleable by us at the time received, our revenue model creates a risk that we will not have sufficient cash resources to satisfy our obligations as they become due and may not have sufficient operating capital or cash to pay any income taxes due. We will need to raise additional working capital for working capital purposes. We cannot assure you that we will be able to raise capital on terms acceptable to us, if at all, or to sell our marketable equity securities on a timely basis due to lack of marketability, trading volume or trading restrictions. If we do not raise funds as needed, our ability to continue our business and operations is in jeopardy.

ADDITIONAL CAPITAL RAISING EFFORTS IN FUTURE PERIODS MAY BE DILUTIVE TO OUR THEN CURRENT SHAREHOLDERS OR RESULT IN INCREASED INTEREST EXPENSE IN FUTURE PERIODS.

         In our future capital raising efforts, we may seek to raise additional capital through the sale of equity and debt securities or a combination thereof. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.

OUR DETERMINATION NOT TO BECOME AN INVESTMENT COMPANY COULD LIMIT OUR ABILITY TO ACCEPT EQUITY POSITIONS IN OUR CLIENT COMPANIES OR TO ACCEPT EQUITY FROM OUR CLIENT COMPANIES AS COMPENSATION FOR OUR SERVICES.

         The Investment Company Act of 1940 restricts the operations of companies that are deemed to be "investment companies." We accept equity in our client companies as compensation for our services. In addition, under existing contracts with client companies we are entitled to receive equity as compensation for services rendered to our client companies. We do not, however, intend to become an investment company and thereby be subject to the Investment Company Act of 1940. Because of this, in the future our abilities to accept engagements from clients who wish to compensate us for our services in equity may be limited. To the extent that we are required to reduce the amount of stock we accept as payment for our business consulting services to avoid becoming an investment company, our future revenues from our business consulting services may substantially decline if our client companies cannot pay our fees in cash which will materially adversely effect our financial condition and results of operations in future periods. In addition, at such time, if ever, that one of our client companies establishes the type of joint venture which would result in our company being issued equity in that venture, our ability to accept such an interest may be limited or we may be required to structure the transaction in such a fashion that it does not fall within the definition of an "investment" which could limit our future financial benefits. We do not believe these restrictions will materially adversely effect our results of operations in the near future. Any future change in our fee structure for our business consulting services could also severely limit our ability to attract business-consulting clients in the future. If, however, we should inadvertently become subject to the Investment Company Act of 1940 and if we should fail to comply with the requirements of that act, we would be prohibited from engaging in business or selling our securities, and could be subject to civil and criminal actions for doing so. Any failure to comply with the Investment Company Act would therefore seriously harm our business.

THE VALUE OF THE EQUITY SECURITIES WE OCCASIONALLY ACCEPT AS COMPENSATION IS SUBJECT TO ADJUSTMENT WHICH COULD RESULT IN LOSSES TO US IN FUTURE PERIODS.

         During fiscal 2006, GEP accepted equity securities in one of its client companies as compensation for its services. These securities are reflected on our balance sheet as either "restricted marketable equity securities, at market" or "restricted marketable equity securities, at market - related party." We evaluate quarterly the carrying value of each investment for a possible increase or decrease in value. Because we do not want to be considered an investment company, it is to our benefit to keep the carrying values of these securities as low as possible. This review may result in an adjustment to their carrying value which could adversely affect our operating results for the corresponding quarters in that we might be required to reduce our carrying value of the investments. In addition, if we are unable to liquidate these securities, we will be required to write off the investments which would adversely affect our financial position.

THE EXERCISE OF OPTIONS AND WARRANTS AND THE CONVERSION OF SHARES OF OUR SERIES A 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING SHAREHOLDERS.

         As of September 30, 2006, we had outstanding options and warrants to purchase a total of 22,911,611 shares of our common stock with a weighted average exercise price of $0.133 per share. In addition, as of the date of this annual report, we had 15,400 shares of Series A 6% Cumulative Convertible

Preferred Stock which is convertible into 663,793 shares of our common stock issued and outstanding. The conversion of the Series A 6% Cumulative Convertible Preferred Stock and the exercise of outstanding options and warrants may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing shareholders.

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

         In addition, our articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 15,400 shares of Series A 6% Cumulative Convertible Preferred Stock are issued and outstanding as of the of this annual report. Our board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or NASDAQ, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

WE ARE MATERIALLY RELIANT ON REVENUES GENERATED FROM OUR BUSINESS ACTIVITIES IN THE PRC. THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH DOING BUSINESS IN THE PRC WHICH MAY CAUSE YOU TO LOSE YOUR ENTIRE INVESTMENT IN OUR COMPANY.

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

OUR FOCUS IN ON BUSINESSES WITH OPERATIONS LOCATED IN CHINA AND WE MAY BE ADVERSELY AFFECTED BY CHANGES IN THE POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

         Our client's business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         In April 2005, we entered into an operating lease approximately 1,500 square feet for our corporate headquarters in Boca Raton, Florida that expires is May 2008. Monthly rent under this operating is approximately $3,500 per month plus common expenses and is subject to certain escalation clauses. Currently, we lease an executive suite in Beijing, China on a month-to month basis. The cost per month is less than $500 for all normal office activities. We are contemplating establishing a more formal and costly office location in Beijing in early 2007.

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

Fernando Praca vs. Extrema, LLC and Genesis Technology Group, Inc., a Florida Corporation - Case No. 50 2005 CA 005317, Dade County, Florida
--------------------------------------------------------------------------------

         Fernando Praca, former Director of the Company and former President of our discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and the Company in June 2005 relating to damages arising from the sale of Extrema LLC to the Company. Praca has filed a Motion of Temporary Injunction but has not proceeded to move this case forward. There has been minimal action in this case since September of 2005, and this case not currently set for trial. If the case proceeds, the Company intends to respond aggressively to the litigation and it is too soon to determine the likelihood or amount of loss.

Keke Zhang a/k/a Katherine Zhang vs. Genesis Technology Group, Inc., a Florida Corporation and Gary L. Wolfson - Case No. 50 2006 CA 003447, Palm Beach County, Florida
--------------------------------------------------------------------------------

         In April 2006, a former employee of the Company filed a lawsuit against the Company and our Chief Executive Officer alleging breach of an employment agreement, loss of compensation, and losses from the value associated with denied stock options. As of the date of this report, we are unable to estimate a loss, if any, we may incur related to this lawsuit. We plan to vigorously defend our position and believe that any settlement will not have a material adverse effect on our financial condition.

Genesis Technology Group, Inc. vs. Li Shaoqing. - Case No. 06-80478-Civ-United States District Court, Southern District of Florida
--------------------------------------------------------------------------------

         On November 21, 2006, in connection with the settlement of this case, we entered into a settlement and Release Agreement (the "Release Agreement"), whereby Li Shaoqing agreed to return all shares of Genesis common stock owned by him (representing 1,575,000 shares of Genesis common stock) to Genesis. We will cancel these shares. The parties agreed to release each other from further action and have dismissed this lawsuit with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "GTEC". The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. As of December 31, 2006, we had approximately 2,800 stockholders of record.

                                             High        Low
Fiscal 2005
Quarter ended December 31, 2004            $  0.17     $  0.10
Quarter ended March 31, 2005               $  0.11     $  0.06
Quarter ended June 30, 2005                $  0.08     $  0.06
Quarter ended September 30, 2005           $  0.08     $  0.04

Fiscal 2006
Quarter ended December 31, 2005            $  0.06     $  0.03
Quarter ended March 31, 2006               $  0.48     $  0.04
Quarter ended June 30, 2006                $  0.35     $  0.16
Quarter ended September 30, 2006           $  0.19     $  0.10

         On December 31, 2006, the closing bid price of our common stock was $.137.

SPECIAL CONSIDERATIONS RELATED TO PENNY STOCK RULES

         To the extent the price of our Common Stock remains below $5.00 per share or we have a net tangible assets of $2,000,000 or less, our common shares will be subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

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

RECENT SALES OF UNREGISTERED SECURITIES

         None

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan, our 2003 Stock Option and our 2004 Stock Plan, as amended, and any compensation plans not previously approved by our stockholders as of September 30, 2006.

                                                                                   Number of Securities
                                                                                 Remaining Available for
                                Number of Securities to     Weighted-average      Future Issuance Under
                                Be Issued Upon Exercise    Exercise Price of     Equity Compensation Plan
                                of Outstanding Options,   Outstanding Options,    (excluding securities
                                  Warrants and Rights     Warrants and Rights     reflected in column a)
                                -----------------------   --------------------   ------------------------
PLAN CATEGORY

2002 Stock Option Plan and
 2003 Stock Option Plan ........            none                 $   -                     none

2004 Stock Plan ................          31,052                 $.108                     none

Equity compensation plans not
 approved by stockholders (1) ..      19,917,198                 $.108                     none
                                -----------------------   --------------------   ------------------------
Total                                 19,948,250                 $.108                     none
                                =======================   ====================   ========================

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the years ended September 30, 2006 and 2005, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-KSB. When used in this section, "fiscal 2006" means our fiscal year ended September 30, 2006 and "fiscal 2005" means our fiscal year ended September 30, 2005.

OVERVIEW

         During fiscal 2005 our operations were related to our computer equipment and accessories division, and our consulting services division. In November 2005 we entered into an agreement to sell our computer services division and the transaction closed in February 2006. The operations of our computer services division are reported as discontinued operations in the financial statements which are included elsewhere in this annual report and prior periods have been restated to conform to this presentation.

         Following the sale of our computer services division, we have focused substantially all of our time and our resources on our consulting division. In June 2005 we formally established GEP, a limited liability partnership of which we are a 51% owner. Our consulting services are offered through GEP. The minority members of GEP include China West, LLC, holding 25% of GEP, and Shaohua Tan, Inc., a company owned by Dr. Shaohua Tan, a member of our Board of Directors, holding 24% of GEP. We, along with China West, are the managing members of GEP.

         GEP is a full service advisory company specializing in small Chinese-based companies which are traded on the U.S. public markets. We offer a comprehensive suite of services tailored to the specific needs of our clients. The menu of services offered by GEP includes:

         *  U.S. representative offices
         *  General business consulting services
         *  Merger and acquisition strategy planning and analysis
         * Advice on U.S. capital markets including assessment of potential sources of investment capital
         *  Coordination of professional resources
         *  Corporate asset evaluation
         *  Public relations
         * Advice and structure assistance for strategic alliances, partnerships and joint ventures

         GEP enters into agreements with its consulting clients which provide for a fixed fee to it for its services. The amount of fee varies based upon the scope of the services GEP renders. For the year ended September 30. 2006, all of GEP's fees were paid in shares of its client's securities which are valued at fair market value for the purposes of revenue recognition. The shares received are unregistered shares. Our policy is to sell securities we receive as compensation as soon as we remove any restriction and not to hold these securities as investments.

         In March 2006, GEP signed a General Partnership Agreement with Beijing Liang Fang Pharmaceutical Co., Ltd. ("Liang Fang"), a company registered in the People's Republic of China. In August 2006, GEP and the members of Liang Fang established Lotus Pharmaceutical International, Inc., a Nevada company ("Lotus") and in September 2006, Lotus and its stockholders closed a reverse merger with S.E. Asia Trading Company, Inc., a publicly-trading company ("SEAA"). At closing, GEP received 13,209,600 restricted, common shares of SEAA for services performed in assisting Lotus facilitate the merger with SEAA and for other business development services. Separately, Lotus has entered into consulting service agreements and equity-related agreements with Liang Fang and Beijing En Zhe Jia Shi Pharmaceutical Co., Ltd. We valued the 13,209,600 shares received at $.51 per share based on an accredited business valuation performed by an independent party . Accordingly, for the year ended September 30, 2006, we recorded revenue of $6,736,896 related to the receipt of these restricted marketable equity securities, which accounted for 99.9% of our revenues. The balance of our revenues for fiscal 2006 was from the amortization of deferred revenues related to a contract we signed in a previous year. Our revenues in fiscal 2005 were generated from consulting the receipt of 475,000 shares of Dragon International Corp. common shares at $.24 per share or $114,000 for services rendered and other consulting contracts with U.S.

         On September 28, 2006, GEP immediately distributed 3,170,304 shares of SEAA to Shaohua Tan, Inc., a company owned by Dr. Tan, which represented 24% of the shares received as compensation for our services. Of the remaining 10,039,296 shares, we retain control over 6,736,896 shares and China West, LLC controls the balance of 3,302,400 shares. The value of the shares held by our company is reflected on our balance sheet at September 30, 2006 which appears elsewhere in this report in restricted marketable equity securities, at market and the value of the SEAA securities controlled by China West, LLC is reflected on our balance sheet as restricted marketable equity securities, at market - related party.

         While it is not our policy to hold securities we accept as payment for services as long-term investments, we are not always able to immediately liquidate such securities as a result of either market conditions or restrictions on resale imposed by Federal securities laws. These unsold securities comprise substantially all of our assets. Our balance sheet reflects investments in marketable securities, which are securities which are freely saleable by us, and restricted investments in marketable securities held for sale, which represent securities which are not freely saleable under Federal securities laws. Realized gains or losses on securities are recognized at the time the securities are sold. Unrealized gains or losses on trading securities are recognized on a monthly basis in our statement of operations based upon the changes in the fair market value of the securities. Unrealized gains or losses on investment in marketable securities held for sale are recognized as a component of comprehensive income on a monthly basis based on changes in the fair market value of the securities. These changes in valuations of the securities can have the effect of significantly increasing our net income and comprehensive income, if the price of the securities increases from the original value assigned to it at the time the related revenue was recognized. Conversely, if the price were to decline, such decreases could negatively impact our net income and comprehensive income.

         Our revenues for fiscal 2005 and fiscal 2006 were materially dependent on a limited number of consulting clients. In addition, under our present business model, our ability to generate revenues from our consulting contracts is dependent upon factors which may be out of our control. Accordingly, while we could enter into agreement with companies which may produce revenue for us in future periods, it is also possible that the events necessary for us to receive payment for our services may never occur. In addition, we are responsible for the payment of various fees and expenses to third parties related to the services we provide, which such payments are not conditioned upon our receipt of payment from our client. While we do not believe it to be likely, it is possible that we could expend significant funds on behalf of a particular client and never earn our fee from that client.

         We believe that as we further develop our consulting services segment, more opportunities to expand our operations through acquisitions will also be presented to us. It is critical to our long-term business model to both increase our revenues from the consulting services segment of our existing business, as well as to diversify our revenue base. By virtue of the nature of our consulting services and the professional experience of our management and directors, we interact with a number of both U.S. and Chinese companies. Through this broadening of our relationship base, we believe that we will be able to not only provide better services to our client companies, but we will have certain advantages over other companies our size when it comes to identifying and closing acquisitions. Currently, we are not actively pursuing any acquisitions.

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

         Accounting for Stock Based Compensation - Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. The adoption of SFAS No. 123R will have a negative impact on our future results of operations.

         Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2006. We have marketable securities classified as trading and available for sale securities at September 30, 2006. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for three consecutive quarters, absent evidence to the contrary.

         Revenue recognition - We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our revenues stream:

         Consulting income is recognized on a straight-line basis over the period of the service agreement. Deferred revenues relates to consulting revenues that is being recognized over the period of the service agreement.

         Substantially all of the services we provide are paid in common shares issued by our clients. These instruments are classified as marketable equity securities on the consolidated balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115) and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2006 COMPARED THE YEAR ENDED SEPTEMBER 30, 2005

                                          Fiscal Year September 30,                       % Change
                                            2006            2005           $ Change         (+/-)
                                        ------------    ------------      ----------      --------
Net revenues ........................   $  6,750,229    $    154,580       6,595,649        +4267%
                                        ------------    ------------      ----------

Operating expenses:
Cost of services performed ..........        318,916               -         318,916         +100%
Consulting ..........................        137,506         211,510         (74,004)         -35%
Salaries and non-cash compensation ..        965,803       1,921,101        (955,298)         -50%
Severance expense ...................              -         329,343        (329,343)        -100%
Selling, general and administrative .        652,219         679,305         (27,086)          -4%
                                        ------------    ------------      ----------
     Total operating expenses .......      2,074,444       3,141,259      (1,066,815)         -34%
                                        ------------    ------------      ----------

Income (loss) from operations .......      4,675,785      (2,986,679)      7,662,464            NM
                                        ------------    ------------      ----------

Other income (expense):
Gain on sale of marketable securities      1,046,916               -       1,046,916         +100%
Loss on impairment of marketable
  securities ........................        (20,300)              -         (20,300)        -100%
Loss on abandonment of property .....              -          (2,444)          2,444            NM
Interest income .....................         17,351           2,911          14,440         +496%
                                        ------------    ------------      ----------
     Total other income (expense) ...      1,043,967             467       1,043,500            NM
                                        ------------    ------------      ----------

Income (loss) before discontinued
  operations, income taxes and
  minority interest .................      5,719,752      (2,986,212)      8,705,964            NM

Total gain (loss) from discontinued
  operations ........................        246,501        (742,914)        989,415            NM

Provision for income taxes ..........              0               0               0             0

Minority interest in income (loss)
 of subsidiary ......................     (3,056,647)          2,197      (3,058,844)           NM
                                        ------------    ------------      ----------

Net income (loss) ...................   $  2,909,606    $ (3,726,929)      6,636,535            NM
                                        ------------    ------------      ----------

NM = not meaningful

REVENUES

         For the year ended September 30, 2006, we had consolidated revenues of $6,750,229 as compared to $154,580 for the year ended September 30, 2005, an increase of $6,595,649 or 4,267%. The increase in revenue is primarily attributable to a Share Exchange Agreement closed on September 28, 2006 by and among SEAA whereby GEP, our 51%-owned subsidiary, received 13,209,600 restricted common shares of SEAA for services performed in helping Lotus facilitate the merger with SEAA and for other business development services. We valued these shares at $.51 per share based on an accredited business valuation performed by an independent party. Accordingly, we recorded revenue of $6,736,896 related to the receipt of these restricted marketable equity securities. These shares do not represent recurring revenues. As set forth above, GEP immediately distributed 3,170,304 shares of SEAA to Shaohua Tan, Inc., a company owned by Dr. Tan, which represented 24% of the shares received as compensation for our services, and of the remaining 10,039,296 shares, we retain control over 6,736,896 shares and China West, LLC controls the balance of 3,302,400 shares. We currently have a limited number of client companies, and for the year ended September 30, 2006, one of our clients represented approximately 99.9% of our total revenues. While we continue to market our consulting services, we may need to raise additional working capital to fund our daily operations and the commitments to our client contracts. Accordingly, we may be limited in the amount of engagements we accept from additional consulting clients, thereby limiting our ability to generate revenues in future periods. We cannot assure you that we will ever be able to successfully implement our expanded business model or increase our revenues in future periods.

OPERATING EXPENSES

         For the year ended September 30, 2006, operating expenses which includes cost of services performed, consulting fees, compensation expense, professional fees and other selling, general and administrative, were $2,074,444 compared to $3,141,259 for the year ended September 30, 2005, a decrease of $1,066,815 or 34%.

         The decrease in operating expenses was primarily attributable to the following:

       * Our cost of services performed increased to $318,916 for the year ended September 30, 2006 as compared to $0 for the year ended September 30, 2005. Our cost of services include direct costs we incur in rendering the services to our client companies, which include marketing, travel, legal and accounting fees directly related to the particular client. In addition, we may engage certain third party consultants to assist us in providing the contracted services to our client company and the costs of those third party consultants are included in our cost of services. Our arrangements with our consulting clients generally provide that our fee will cover the costs of various professional resources including but not limited to attorneys, accounting personnel and auditors providing services on behalf of the client company. As these professionals generally will not provide services on a fixed fee basis, and the scope of the services necessary for a particular client company can vary from project to project, our cost of services can ultimately be significantly higher than initially projected which can adversely impact our profits.

         * Our consulting expense decreased to $137,506 for the year ended September 30, 2006 from $211,510 for the year ended September 30, 2005, a decrease of $74,004 or 35%. The decrease was due to a decline in the use of consultants and a change in our business model and the sectors of our focus. For the year ended September 30, 2006, stock-based consulting expense amounted to $122,581 as compared to $96,600 in the 2005 period. This increase was offset by a decrease in payments to consultants during fiscal 2006 of $99,985.

         * Compensation expense, which includes salaries and stock-based compensation expense, decreased to $965,803 for the year ended September 30, 2006 from $1,921,101 for year ended September 30, 2005, a decrease of $955,298 or 50%. Included in our compensation expense for fiscal 2006 is approximately $114,500 which represents cash compensation and approximately $851,303 which represents stock-based compensation, as compared to $407,904 and $1,513,197, respectively, for fiscal 2005. The decrease in compensation expense was attributable to a decrease in the amount of stock-based compensation recognized in connection with the granting of common stock and stock options to officers, employees, and directors and the amortization of deferred compensation. Additionally, we had a decrease of approximately $165,000 attributable to a decrease in staff in our US and China business development offices as we focused our efforts on our GEP operations. Additionally, at September 30, 2006, we had deferred compensation of $235,032, which will be amortized into expense during fiscal 2007. As of September 30, 2006, the total future compensation expense related to stock options not yet recognized in the consolidated statement of operations is $1,552,770.

         * During the year ended September 30, 2005, we recorded severance expense of $329,343 related to a severance and separation agreement we signed with a former officer/director of the Company. In connection with this agreement, we paid cash of $100,000, issued common shares with a value of $61,875, reduced a subscription receivable of $26,250, distributed marketable securities with a value of $22,800, and incurred severance expense of $121,608 related to the distribution of the net assets of Yastock. We have no comparable expense during the year ended September 30, 2006.

         * Other selling, general and administrative expenses decreased to $652,219 for the year ended September 30, 2006 from $679,305 for the year ended September 30, 2005, a decrease of $27,086 or 4%. Other selling, general and administrative expenses included the following:

                                                   2006              2005
                                                ----------       ----------
         Professional fees ..................   $  250,171       $  150,790
         Rent ...............................       50,536           79,555
         Travel and entertainment............       88,883           82,764
         Other selling, general and
           administrative ...................      262,629          366,196
                                                ----------       ----------
              Total .........................   $  652,219       $  679,305
                                                ==========       ==========

         In fiscal 2006, professional fees increased by $99,381 or 66% due to an increase in legal fees of $107,986 related to general corporate matters, litigation matter against a former employee, and other legal matters in which we are the plaintiff, and an increase in the use of other professionals of $895. This increase was offset by a decrease in audit fees of $9,500.

         Rent expense decreased to $50,536 for the year ended September 30, 2006 from $79,555 for year ended September 30, 2005, a decrease of $29,019. The decrease in rent was attributable to the relocation of our offices to a smaller, less expensive office facility and the closing of our office in Shanghai, China due to the discontinuation of our Chorry operations and our effort on our GEP operations in Beijing, China.

         During the year ended September 30, 2006, travel related expenses increased by $6,119 or 7% as compared to fiscal 2005 and was attributable to increase in travel to China.

         Other selling, general and administrative expenses include office expenses and supplies, telephone and communications, and other expenses. In fiscal 2006, other selling, general and administrative expenses amounted to $262,629 compared to $366,196 during fiscal 2005, a decrease of $103,567 or 28%. The decrease was attributable to the closing of our Shanghai office, the reduction in marketing activities, and cost cutting measures. We expect our selling, general and administrative expenses to decrease as we continue to cut costs.

INCOME FROM OPERATIONS

         We reported income from operations of $4,675,785 for the year ended September 30, 2006 as compared to a loss from operations of $(2,986,679) for the year ended September 30, 2005, an increase of $7,662,464 or approximately 257%.

GAIN FROM SALE/DISPOSAL OF MARKETABLE SECURITIES

         In fiscal 2006, we recorded a gain from the sale of marketable securities of $1,046,916 compared to $0 for the year ended September 30, 2005. The gain from the sale of marketable securities relates to marketable securities that we had previously received for business development services rendered by us and which we had previously valued and recorded as revenue over the contract period. The gain represents the difference in the sale price of the marketable securities and the fair value of services provided which was previously recorded as revenue. Additionally, in connection with services previously rendered, we were granted warrants to purchase marketable securities which we exercised at a price less than fair market value. These marketable securities were sold and contributed to the gain from sale of marketable securities.

LOSS ON IMPAIRMENT OF MARKETABLE SECURITIES

         In fiscal 2006, we recorded an impairment loss of $20,300 related to the reduction in the fair market value of certain marketable equity securities that management deemed to be other than temporary. These securities represented shares of Com-Guard.com, Inc. which we had received as compensation for our services in fiscal 2004. At the time of receipt we recognized revenue of $22,000 related to these securities. We have no comparable impairment loss for the year ended September 30, 2005.

INTEREST INCOME

         Interest income was $17,351 for the year ended September 30, 2006 as compared to interest income of $2,911 for the year ended September 30, 2005, an increase of $14,440 or 496%. The increase was attributable to an increase in interest-bearing cash balances.

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES AND MINORITY INTEREST

         For the year ended September 30, 2006 our income before discontinued operations, income taxes and minority interest is $5,719,752 as compared to a loss before discontinued operations, income taxes and minority interest of $(2,986,212) for the year ended September 30, 2005, an increase of $8,705,964 as a result of increased net revenues.

GAIN (LOSS) FROM DISCONTINUED OPERATIONS

         For the year ended September 30, 2006, we recorded a gain from discontinued operations of $9,124 associated with the discontinuation of our Chorry subsidiary which was sold on February 14, 2006 and from Extrema. For the year ended September 30, 2005, we recorded a loss from discontinued operations of $365,568 due to the closure of our Extrema subsidiary and the discontinuation of our Chorry subsidiary.

         On November 2, 2005, we entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of our majority-owned subsidiary Chorry. In connection with this agreement, we delivered 100% of our shares in Chorry, representing our 80% ownership of that subsidiary, to DRGV, we received 17,159,965 common shares of DRGV valued at closing at approximately $463,000 calculated at the average closing price of $.027 per share on December 15, 2005. In connection with the sale of Chorry, for the year ended September 30, 2006, we reported a gain from the sale of Chorry of $237,377 compared to a loss of $377,346 for the disposition of Extrema for the year ended September 30, 2005.

         The following table sets forth for the fiscal years indicated selected financial data of the Company's discontinued operations.

                                                          2006         2005
                                                      -----------  ------------
Revenues ...........................................  $ 7,398,358  $ 27,293,816
Cost of sales ......................................    7,259,500    26,747,801
                                                      -----------  ------------
Gross profit .......................................      138,858       546,015
Operating and other non-operating expenses .........      129,734       911,583
                                                      -----------  ------------
Gain (loss) from discontinued operations ...........        9,124      (365,568)

Gain (loss) from disposal of discontinued operations      237,377      (377,346)
                                                      -----------  ------------

Total gain (loss) from discontinued operations .....  $   246,501  $   (742,914)
                                                      ===========  ============

Minority interest

         For the year ended September 30, 2006, we reported a minority interest expense of $3,056,647 as compared to minority interest income of $2,197 for the year ended September 30, 2005. In fiscal 2006, the minority interest is attributable to GEP's minority LLC members, and had the effect of reducing our net income.

OVERALL

         We reported a net income for the year ended September 30, 2006 of $2,909,606 compared to a net loss for the year ended September 30, 2005 of $3,726,929. This translates to an overall basic and diluted per-share income available to shareholders of $.03 for the year ended September 30, 2006,respectively, compared to basic and diluted per-share loss of $.06 for year ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2006 and September 30, 2005:

                                                                        $ Change
                                                 September 30,          2006 vs.     % Change
                                               2006         2005          2005         (+/-)
                                           -----------   ----------   -----------    --------
Working capital ........................   $   868,915   $  289,311       579,604       +200%
Cash ...................................   $   592,610   $   17,887       574,723      +3213%
Marketable equity securities, at market    $   601,565   $  274,302       327,263       +119%
Assets from discontinued operations ....   $         0   $1,331,887    (1,331,887)         NM
Deferred contract costs ................   $   100,503   $        0       100,503       +100%
Total current assets ...................   $ 1,301,408   $1,624,076      (322,668)       -20%
Restricted marketable equity securities,
 at market .............................   $ 4,184,917   $        0     4,184,917          NM
Restricted marketable securities, at
 market - related party ................   $ 1,684,224   $        0     1,684,224          NM
Total assets ...........................   $ 7,231,773   $1,719,042     5,512,731          NM

Accounts payable and accrued expenses ..   $   207,504   $   54,177       153,327       +283%
Deferred revenue .......................   $         0   $   13,333       (13,333)      -100%
Liabilities from discontinued operations   $   150,709   $1,267,255    (1,116,546)         NM
Due to related party ...................   $    75,000   $        0        75,000       +100%
Total current liabilities ..............   $   433,213   $1,334,765      (901,552)         NM

Minority interest ......................   $ 1,577,395   $   10,053     1,567,342          NM

Total stockholders' equity .............   $ 5,221,165   $  374,224     4,846,941       +1295

         At September 30, 2006, we had cash on hand of approximately $593,000 and working capital of approximately $870,000. Our current assets primarily include approximately $602,000 in investments in trading marketable equity securities, and $100,500 in deferred contract costs associated with on-going client contracts. Our current liabilities primarily consist of $207,504 of accounts payable and accrued expenses, $75,000 due to Dr. Tan for services rendered, and $150,709 of liabilities from discontinued operations. Subsequent to September 30, 2006, we sold approximately $510,000 of our investments in trading marketable equity securities to fund our operations.

         At September 30, 2006, our marketable equity securities consist of the following:

                 Description                          Fair Market Value
                 -----------                          -----------------
Un-restricted marketable equity securities:
--------------------------------------------
  Sunwin International Neutraceuticals, Inc. .........    $   28,400
  Dragon International Corp ..........................        54,340
  Com-guard.com, Inc. ................................         1,190
  Other mutual funds .................................       517,635
                                                          ----------
                                                          $  601,565
                                                          ==========
Restricted marketable equity securities:
--------------------------------------------
  S.E. Asia Trading Company. Inc. (SEAA.OB) ..........    $3,435,817
  Dragon Capital Group (DRGV.PK) .....................       749,100
                                                          ----------
                                                          $4,184,917
                                                          ==========

         While the value of investments in restricted marketable equity securities held for sale represent substantially all of our assets, we are not presently able to liquidate these securities and generate cash to pay our operating expenses. Under Federal securities laws these securities cannot be readily resold by us generally absent a registration of those securities under the Securities Act of 1933. We have been advised by the client company that intends to register a portion of our shares in a registration statement if it is successful in finalizing its private placement in the near future. We cannot predict when, if ever, that we will be able to liquidate those securities or the amount of proceeds we can expect to receive from the sale. While under generally accepted accounting principles we are required to reflect the fair value of these securities on our balance sheet, they are not readily convertible into cash.

         We have recently met our obligations from cash proceeds received from the sale of marketable equity securities. Although proceeds from sales of marketable equity securities have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital from sales of our capital stock, but there can be no assurances that we will be able to raise additional capital in this manner.

         Net cash used in operations was $914,353 for the year ended September 30, 2006 as compared to net cash used in operations of $1,443,081 for the year ended September 30, 2005. For the year ended September 30, 2006, we used cash to fund our net income of $2,909,606 ($2,663,105 from continuing operations and $246,501 from discontinued operations) and recorded revenues from the receipt of restricted marketable securities for services of $6,736,896, add back of non-cash items such as stock-based compensation of $981,672, depreciation and amortization expense of $7,915, loss on impairment of marketable securities of $20,300, loss on impairment of cost-method investment of $34,000, minority interest expense of $3,056,647 as well as changes in assets and liabilities of $113,488 offset by gain on sale of marketable securities of $1,046,916. For the year ended September 30, 2005, we used cash to fund our net loss of $3,726,929 (2,984,015 from continuing operations and $742,914 from discontinued operations) recorded income from the receipt of marketable securities for services of $114,000 offset by non-cash items such as stock-based compensation of $1,603,445, depreciation expenses of $10,435 and severance expense of $232,533 as well as other non-cash items and changes in assets and liabilities of $28,318.

         Net cash provided by investing activities for the year ended September 30, 2006 was $812,976 as compared to net cash used in investing activities for the year ended September 30, 2005 of $6,682. For the year ended September 30, 2006, we received cash from the sale of marketable securities of $1,413,307. In fiscal 2006, we exercised stock warrants and purchased marketable securities for $600,331. For the year ended September 30, 2005, we used cash for capital expenditures of $6,682.

         Net cash provided by financing activities was $675,930 for the year ended September 30, 2006 as compared to net cash provided by financing activities of $25,983 for the year ended September 30, 2005. For the year ended September 30, 2006, net cash provided by financing activities related to proceeds received from the exercise of stock options and warrants of $548,380 and contributions from LLC members of $127,550. For the year ended September 30, 2005, net cash provided by financing activities related primarily to proceeds from the exercise of stock options of $25,983.

         We currently have no material commitments for capital expenditures.

         Our future growth is dependent on our ability to raise capital for working capital purposes and expansion, and to seek additional revenue sources. In order to fund our GEP contracts or if we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful. There are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales or meet our operating obligations as they become due and continue our business and operations could be in jeopardy and we could be forced to limit or cease our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

         In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value re-measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table includes the names, positions held and ages of our executive officers and directors.

NAME                               AGE                   POSITION
-----------                        ---                   -----------------------
Gary Wolfson                       58                    CEO and Director
Adam Wasserman                     42                    Chief Financial Officer
Kenneth Clinton                    36                    President and Director
Dr. Shaohua Tan                    44                    Director
Rodrigo Arboleda                   65                    Director

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

         ADAM C. WASSERMAN. Mr. Wasserman has served as our Chief Financial Officer since October, 2001. Mr. Wasserman devotes approximately 20% of his time to our company. As our business grows, we will either seek to increase the amount of time Mr. Wasserman devotes to our company or hire a full-time chief financial officer. Since November 1999 Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has also served as the Chief Financial Officer of Transax International Limited since May 2005 and S.E. Asia Trading Company, Inc. since October 2006. From June 1991 to November 1999 he was Senior Audit Manager, American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991 Mr. Wasserman was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Administration from the State University of New York at Albany. He is a CPA (New
York) and a member of The American Institute of Certified Public Accountants and is a director and the treasurer of Gold Coast Venture Capital Association.

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

         DR. SHAOHUA TAN. Dr. Tan has been a member of our Board of Directors since March 2005. Shaohua Tan, Inc., a company owned by Dr. Tan also holds a 24% interest in GEP. Dr. Tan is a tenured professor at Peking University. In addition to his academic achievements, he is a global business leader, with a focus on public companies and telecommunications. Dr. Tan, earning his Ph.D. at Universiteit Leuven in Belgium, has a stellar history of leading technology companies in the West and China. These include: Founder and Chairman of such Chinese technology companies as Beijing Beida Xi Xin Software Technology Co. Ltd., Beijing Xin Chuang Yi Fang Software Technology Co. Ltd., Beijing CVC Communications Co. Ltd. and Beijing Tianji Software Technology Co. Ltd. Dr. Tan was the Founder and CEO of CN2U Technology Ltd. that specialized in financing for telecom services businesses through direct investment. He also served as the M&A Founder and CTO of Aptronix Asia Pacific Electronics Ltd., helping develop, manufacture, and market multimedia communications systems and terminal products. Dr. Tan is a principal and investor in the U.S. public company, China Voice Corporation (CHCV.PK), which is not in a market sector competing with Genesis. He is a self-employed entrepreneur, with business interests in China, the U.S. and Western Europe. Dr. Tan has held various posts as Professor, Research Fellow, Senior Scientist and other research roles held in countries like Europe, U.S., Japan, China, and Singapore.

         RODRIGO ARBOLEDA. Mr. Arboleda has been a member of the Board of Directors since November 30, 2006. Mr. Arboleda has 40 years of experience in top executive positions in the private sector. Prior to forming the business development firm, The Globis Group LLC., Mr. Arboleda was the Executive VP of Ogden Corporation of NY, a Fortune 100 Service multinational corporation with worldwide interests in Aviation, Energy and Entertainment. Mr. Arboleda was responsible for the Business Development efforts in Latin America and Spain for almost 10 years. He lead the efforts of opening 10 bases of Airport services in Latin America and in Spain, of being awarded the largest airport management privatization project in the world, 33 airports in Argentina, in consortium with Malpensa 2000 of Milan, Italy, and a local Argentinean entrepreneur. He directed the construction of the largest Fair and Exhibit complex in Latin America, at La Rural de Palermo, in Buenos Aires, Argentina, a joint venture with the emblematic Sociedad Rural Argentina. Mr. Arboleda holds a Bachelor of Architecture degree from MIT.

         Our directors are elected at each annual meeting of stockholders. Our directors hold office until the next annual meeting of stockholders. Executive officers are elected by and serve at the discretion of the Board of Directors.

         There are no family relationships among any of our officers and directors.

COMMITTEES OF THE BOARD OF DIRECTORS; DIRECTOR INDEPENDENCE, AUDIT COMMITTEE OF THE BOARD OF DIRECTORS AND AUDIT COMMITTEE FINANCIAL EXPERT

         Through September November 29, 2006, none of our directors are "independent" within the independence standards applicable to small business issuers as set forth in Regulation S-B. All of the members of our Board of Directors, except Mr. Arboleda, are individuals who are an integral part of the business. As a result of our operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which is generally necessary to attract and retain independent directors. Effective November 30, 2006, Mr. Arboleda became our independent director. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the past three fiscal years to: (a) our Chief Executive Officer; and (b) each of our executive officers who earned more than $100,000 during the last three fiscal periods ended September 30, 2006, 2005 and 2004:

                                                                                Long-Term
                                    Annual Compensation                        Compensation
                      --------------------------------------------  ------------------------------------
                                                                    Restricted  Securities      All
                                                      Other Annual    Stock     Underlying     Other
Name and Principal                  Salary    Bonus   Compensation    Awards      Options   Compensation
Position              Fiscal Year     ($)      ($)        ($)          ($)         SAR (#)      ($)
--------------------  -----------  --------  -------  ------------  ----------  ----------  ------------
Gary Wolfson,           2006(1)    $167,750  $     -    $815,408            -    5,653,125           -
Chief Executive         2005(2)    $152,500  $     -    $ 50,781     $359,375    1,953,125    $ 77,676
Officer and Director    2004(3)    $130,000  $60,060    $109,375     $      -    1,562,500           -

Dr. James Wang,         2005(4)    $ 29,165  $     -    $      -     $      -            -    $184,675
Former Chairman of      2004(5)    $117,833  $60,060    $109,375     $      -    1,562,500           -
The Board and Former
President

Kenneth Clinton,        2006(6)    $167,750  $     -    $815,408     $      -    5,653,125           -
Director and            2005(7)    $131,660  $     -    $ 50,781     $359,375    1,953,125    $ 77,826
President               2004(8)    $104,822  $60,060    $109,375     $      -    1,562,500           -

Dr. Shaohua Tan         2006(9)    $ 75,000  $     -    $232,499     $      -    1,500,000           -
Director                2005(10)          -  $     -    $ 15,625     $      -    1,562,500           -

Li Shaoqing             2005(11)   $ 44,000  $     -    $205,000     $      -            -           -
Former Director

(1) Mr. Wolfson's compensation for fiscal 2006 included:

    o $167,750 salary payable under the terms of his employment agreement, of which $80,078 was paid through the issuance of 1,953,125 shares of our common stock upon the exercise of stock options and 1,697,916 shares of our common stock valued at $84,896 issued to him in September 2005.

    o options to purchase 3,700,000 shares of our common stock at an exercise price of $0.145 per share representing other annual compensation which were valued at $512,675 pursuant to the terms of his employment agreement,

    o options to purchase 1,953,125 shares of our common stock at an exercise price of $0.093 per share representing other annual compensation which were valued at $302,733 pursuant to the terms of his employment agreement,

(2) Mr. Wolfson's compensation for fiscal 2005 included:

    o $152,500 salary payable under the terms of his employment agreement, of which $50,000 was paid through the issuance of 773,810 shares of our common stock,

    o options to purchase 1,953,125 shares of our common stock at an exercise price of $0.041 per share representing other annual compensation which were valued at $50,781 pursuant to the terms of his employment agreement,

    o 3,125,000 shares of our common stock valued at $359,375 which represent pursuant to the terms of his employment agreement, and

    o 1,140,319 shares of our common stock valued at $77,646 issued as other compensation.

    Mr. Wolfson's fiscal 2005 compensation reported above excludes 1,697,916 shares of our common stock valued at $84,896 issued to him in September 2005 for services to be rendered to us during fiscal 2006.

(3) Mr. Wolfson's compensation for fiscal 2004 included:

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

(6) Mr. Clinton's compensation for fiscal 2006 included:

    o $167,750 salary payable under the terms of his employment agreement, of which $80,078 was paid through the issuance of 1,953,125 shares of our common stock upon the exercise of stock options and 1,697,916 shares of our common stock valued at $84,896 issued to him in September 2005.

    o options to purchase 3,700,000 shares of our common stock at an exercise price of $0.145 per share representing other annual compensation which were valued at $512,675 pursuant to the terms of his employment agreement,

    o options to purchase 1,953,125 shares of our common stock at an exercise price of $0.093 per share representing other annual compensation which were valued at $302,733 pursuant to the terms of his employment agreement,

(7) Mr. Clinton's fiscal 2005 compensation included:

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

(9) Dr. Tan's fiscal 2006 compensation included:

    o   $75,000 consulting fee paid for services rendered for GEP.

    o options to purchase 1,500,000 shares of our common stock at an exercise price of $0.093 per share which were valued at $232,499.

(10) Dr. Tan's fiscal 2005 compensation included:

    o options to purchase 1,562,500 shares of our common stock at an exercise price of $0.03 per share which were valued at $15,625.

(11) Dr. Li Shaoqing served as the director/chief executive officer of our China operations from October 1, 2004 until September 30, 2005. Under the terms of our one year agreement with Dr. Li, we agreed to pay him a base salary of $4,000 per month and issue him an aggregate of 1,500,000 shares of our common stock which was valued at $205,000. Additionally, Dr. Li was entitled to an annual bonus of 5% of the net profits generated by our China operations to be paid in common stock or cash as determined by us. There were no net profits during the period.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during Fiscal 2006 to the Named Executive Officers.

                                            % of Total
                   Number of Shares     Options Granted    Exercise or      FMV of
                  Underlying Options    to Employees in     Base Price    Shares on        Expiration
                    Granted (#)           Fiscal Year         ($/Sh)      Grant Date          Date
                  ------------------    ---------------    -----------    ----------    -----------------
Gary Wolfson           1,953,125             13.4%           $ 0.093       $ 0.155      August 1, 2011
Ken Clinton            1,953,125             13.4%           $ 0.093       $ 0.155      August 1, 2011
Gary Wolfson           3,700,000             25.4%           $ 0.145       $ 0.145      July 31, 2007
Ken Clinton            3,700,000             25.4%           $ 0.145       $ 0.145      July 31, 2007
Adam Wasserman           250,000              1.7%           $ 0.310       $ 0.070      February 14, 2011

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table indicates each exercise of stock options (or tandem
SARS) and freestanding SARS during the last fiscal year by each of the names executive officers and the total number and value of exercisable and unexercisable stock options held by Named Executive Officers as of September 30, 2006.

                                                        Number of Securities            Value of Unexercised
                                                       Underlying Unexercised              In-the-Money
                                                    Options at Fiscal Year-End(#)    Options at Fiscal Year-end
                  Shares acquired       Value       -----------------------------    ---------------------------
Name              on Exercise(#)     Realized($)    Exercisable     Unexercisable    Exercisable   Unexercisable
--------------    ---------------    -----------    -----------     -------------    -----------   -------------
Gary Wolfson         1,953,125         $ 80,078      8,565,625            -           $ 160,987       $    -
Ken Clinton          1,953,125         $ 80,078      8,565,625            -           $ 160,987       $    -
Shaohua Tan          1,562,500         $ 46,875              -            -           $       -       $    -
Adam Wasserman       1,006,869         $ 50,343        250,000            -           $       -       $    -

STOCK OPTION PLANS

         On October 31, 2001, our board of directors authorized, and holders of a majority of our outstanding common stock adopted our 2002 Stock Option Plan (the "2002 Plan"). Subsequent to October 2001, the 2002 Plan was amended to increase to reserve 6,055,000 of our authorized but unissued shares of common stock for issuance under the Plan. On May 30, 2003, our board of directors and holders of a majority of our outstanding common stock approved and adopted our 2003 Stock Option Plan (the "2003 Plan") covering 7,000,000 shares of common stock. On April 21, 2004, our board of directors and holders of a majority of our outstanding common stock approved and adopted our 2004 Stock Option Plan (the 2004 Plan") covering 10,000,000 shares of common stock. On August 13, 2005 our Board of Directors increased the number of shares available for issuance under our 2004 Plan to 22,000,000 shares. As of September 30, 2006, options for an aggregate of 31,052 shares at exercise prices of $.10 remain outstanding under the 2002, 2003 Plan and 2004 Plan and none remain available for issuance under our 2004 Plan.

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

EMPLOYMENT AGREEMENTS

         Gary Wolfson. Effective August 1, 2004, we entered into an employment agreement with our chief executive officer, Gary Wolfson. The agreement is for a term of three years unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employee's services, the Company has agreed to a base salary of $150,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary at any time, but not decrease it. If the Board takes no action, the base salary shall increase a minimum of 10% annually. The executive is entitled to a discretionary bonus of 25% of base salary determined by the CEO or Board of Directors. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ended July 31, 2005) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. These options contain anti-dilutive provisions. In fiscal 2004, in connection with this agreement, the executive was granted stock options to purchase 1,562,500 common shares at $.06 per share and in fiscal 2006 and 2005, in connection with this agreement, the executive was granted stock options to purchase 1,953,125 common shares at $.093 and $.041 per share, respectively. On November 1, 2004, the executive was granted restricted shares of common stock equal to two times the number of options granted under this employment agreement. In connection with this employment agreement, in November 2004, the Company issued 3,125,000 common shares. In July 2006, in exchange for the issuance of common shares under this employment agreement, the Company granted this executive 3,700,000 stock option to purchase 3,700,000 shares of the Company's common stock at an exercise price of $.145 per share for a period of five years. In the event the Company's common stock is approved for listing on the American Stock Exchange or the Nasdaq SmallCap Market, the Executive will be granted 2.5% of the Company's outstanding shares on the first day of trading on the new exchange.

         Kenneth Clinton. Effective August 1, 2004, the Company entered into an employment agreement with its chief operating officer and subsequently elevated to president, Kenneth Clinton. The agreement is for a term of three years unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employees' services, the Company has agreed to a base salary of $125,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary at any time, but not decrease it. If the Board takes no action, the base salary shall increase a minimum of 10% annually. The executive is entitled to a discretionary bonus of 25% of base salary determined by the CEO or Board of Directors. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ended July 31, 2005) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. These options contain anti-dilutive provisions. In fiscal 2004, in connection with this agreement, the executive was granted stock options to purchase 1,562,500 common shares at $.06 per share. In fiscal 2006 and 2005, in connection with this agreement, the executive was granted stock options to purchase 1,953,125 common shares at $.093 and $.041 per share, respectively. On November 1, 2004, the executive was granted restricted shares of common stock equal to two times the number of options granted under this employment agreement. In connection with this employment agreement, in November 2004, the Company issued 3,125,000 common shares. In July 2006, in exchange for the issuance of common shares under this employment agreement, the Company granted this executive 3,700,000 stock option to purchase 3,700,000 shares of the Company's common stock at an exercise price of $.145 per share for a period of five years. In the event the Company's common stock is approved for listing on the American Stock Exchange or the Nasdaq SmallCap Market, he Executive will be granted 2.5% of the Company's outstanding shares on the first day of trading on the new exchange.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of December 1, 2006, information known to us relating to the beneficial ownership of shares of common stock by:

         - each person who is the beneficial owner of more than five percent of the outstanding shares of common stock;
         -  each director;
         -  each executive officer; and
         -  all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Genesis Technology Group, Inc., 7900 Glades Road, Suite 420, Boca Raton FL 33434. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Under the securities laws, a person is considered to be the beneficial owner of securities that can be acquired by him within 60 days from the date of this filing upon the exercise of options, warrants or convertible securities. We determine beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of the date of this filing, have been exercised or converted. As of December 31, 2006, there were 84,532,112 shares of our common stock issued and outstanding. The issued and outstanding shares do not include 22,911,611 shares of our common stock issuable upon the exercise of warrants and options.

Names and Address of              Number of shares          Percentage of shares
Beneficial Owner                  Beneficially Owned         Beneficially Owned
-------------------------         ------------------        --------------------
Gary Wolfson ............            13,299,100(1)                  14.3%
Kenneth Clinton .........            12,586,325(2)                  13.5%
Adam Wasserman ..........             1,243,738(3)                   1.47%
Dr. Shaohua Tan .........             2,800,000(4)                   3.3%
Rodrigo Arboleda ........               500,000                  less than 1%

All executive officers
 and directors as a group
 (five persons) .........            32,063,163                     31.0%

(1) Mr. Wolfson's holdings include options to purchase 8,565,625 shares of common stock.
(2) Mr. Clinton's holdings include options to purchase 8,565,625 shares of common stock. Mr. Clinton disclaims ownership in 1,634,000 shares of common stock held in the name of Kenneth Clinton Jr., Mr. Clinton's father.
(3) Mr. Wasserman's holdings include options to purchase 250,000 shares of common stock.
(4) Includes options to purchase 1,500,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Our director, Shaohua Tan, is the owner of Shaohua Tan, Inc., a 24% owner of our partially-owned subsidiary Genesis Equity Partners LLC. Upon receipt by GEP of 13,209,600 restricted common shares of SEAA, we distributed 3,170,304 shares of SEAA (24%) to Shaohua Tan, Inc.. Additionally, at September 30, 2006, we owed $75,000 to Dr. Tan for services rendered during the year ended September 30, 2006.

         During the year ended September 30, 2006, the Company paid $19,912 to a company owned by Adam Wasserman , our chief financial officer for accounting services rendered related to Lotus which has been included in cost of services performed on the accompanying statement of operations.

         On May 5, 2006, in connection with a 24-month consulting agreement, we issued 1,000,000 shares of common stock for investor relations services rendered and to be rendered in the future to a company related through common ownership with a China West, LLC a 25% member of the Company's partially-owned subsidiary, GEP. We valued these common shares at the fair market value on the date of grant at per share price of $.23 or $230,000. In connection with issuance of these shares, for the year ended September 30, 2006, we recorded stock-based consulting expense of $47,917 and deferred compensation of $182,083 which will amortized over the remaining service period.

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

10.9     Employment Agreement with Dr. Li Shaoqing (2)
10.10    Stock Purchase Agreement dated November 2, 2005 with Dragon Venture (3)
10.11    Amendment number 1 to the 2004 Stock Option Plan (10)
10.12 General Partnership Agreement dated December 30, 2005 between Genesis Equity Partners, LLC and Jin Ma Group, Ltd. (14)
14.1 Code of Business Conduct and Ethics (14) 21.1 Subsidiaries of the small business issuer (14)
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of Chief Financial Officer *
32.1     Section 906 Certificate of Chief Executive Officer *
32.2     Section 906 Certificate of Chief Financial Officer *

(1) Incorporated by reference to exhibits filed with the registration statement on Form SB-2 as filed on September 1, 1999
(2) Incorporated by reference to exhibits filed with our annual report on Form 10-KSB for the fiscal year ended September 30, 2004.
(3) Incorporated by reference to exhibit filed with the Current Report on Form 8-K as filed on November 15, 2005.
(4) Incorporated by reference to exhibits filed with the Current Report on Form 8-K as filed on April 23, 2001.
(5) Incorporated by reference to exhibits filed with the Current Report on Form 8-K as filed on August 16, 2001.
(6) Incorporated by reference to exhibits filed with the Current Report on Form 8-K as filed on September 12, 2001.
(7) Incorporated by reference to exhibits filed with the Current Report on Form 8-K as filed on January 14, 2002.
(8) Incorporated by reference to exhibits filed with the registration statement on Form S-8 filed on March 26, 2002.
(9) Incorporated by reference to exhibits filed with the Current Report on Form 8-K as filed on July 15, 2002.
(10) Incorporated by reference to exhibit filed with the registration statement on Form S-8 as filed on September 30, 2005.
(11) Incorporated by reference to exhibits filed with the registration statement on Form S-8 as filed on December 17, 2002.
(12) Incorporated by reference to exhibits filed with the registration statement on Form S-8 as filed on June 5, 2003. (13) Incorporated by reference to exhibits with the Current Report on Form 8-K as filed on January 22, 2004. (14) Incorporated by reference to exhibits with our annual report on Form 10-KSB for the fiscal year ended September 30, 2005.

*        Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2006 and 2005. The following table shows the fees that were billed for the audit and other services provided by each of this firm for the 2006 and 2005 fiscal years.

                         Fiscal 2006      Fiscal 2005
                         -----------      -----------

Audit Fees                $ 66,000         $ 65,500
Audit-Related Fees        $      0         $      0
Tax Fees                  $      0         $  5,000
All Other Fees            $      0         $      0
                          --------         --------
         Total            $ 66,000         $ 70,500
                          ========         ========

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                    CONTENTS



Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Financial Statements:

  Consolidated Balance Sheet.................................................F-3

  Consolidated Statements of Operations......................................F-4

  Consolidated Statement of Shareholders' Equity.............................F-5

  Consolidated Statements of Cash Flows......................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Technology Group, Inc
Boca Raton, Florida


         We have audited the accompanying consolidated balance sheet of Genesis Technology Group, Inc. and Subsidiaries as of September 30, 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Technology Group, Inc. and Subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has an accumulated deficit of $16,568,619 and has cash used in operations of $914,353 for the year ended September 30, 2006. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Sherb & Co., LLP
                                        Certified Public Accountants

Boca Raton, Florida
December 11, 2006

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................  $    592,610
  Marketable equity securities, at market .......................       601,565
  Prepaid expenses ..............................................         6,730
  Deferred contract costs .......................................       100,503
                                                                   ------------

    Total Current Assets ........................................     1,301,408

PROPERTY AND EQUIPMENT - Net ....................................        15,641

OTHER ASSETS:
  Restricted marketable equity securities,
   at market ....................................................     4,184,917
  Restricted marketable equity securities,
   at market - related party ....................................     1,684,224
  Other assets ..................................................        45,583
                                                                   ------------

    Total Assets ................................................  $  7,231,773
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses .........................  $    207,504
  Due to related party ..........................................        75,000
  Liabilities of discontinued operations ........................       150,709
                                                                   ------------

    Total Current Liabilities ...................................       433,213
                                                                   ------------

MINORITY INTEREST ...............................................     1,577,395
                                                                   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 20,000,000
   Shares Authorized) ...........................................             -
  Convertible preferred stock  Series A ($.001
   Par Value; 218,000 Shares Authorized; 15,400
   shares issued and outstanding) ...............................            15
  Common stock ($.001 Par Value; 200,000,000
   Shares Authorized; 84,032,112 shares issued
   and outstanding) .............................................        84,033
  Additional paid-in capital ....................................    21,838,795
  Accumulated deficit ...........................................   (16,568,619)
  Less: treasury stock, at cost (10,000 shares) .................        (2,805)
  Less: deferred compensation ...................................      (235,032)
  Less: subscription receivable .................................      (182,340)
  Accumulated other comprehensive income ........................       287,118
                                                                   ------------

    Total Shareholders' Equity ..................................     5,221,165
                                                                   ------------

    Total Liabilities and Shareholders' Equity ..................  $  7,231,773
                                                                   ============

                 See notes to consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Year Ended
                                                           September 30,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------

NET REVENUES .....................................  $  6,750,229   $    154,580
                                                    ------------   ------------

OPERATING EXPENSES:
  Cost of services performed .....................       318,916              -
  Consulting .....................................       137,506        211,510
  Salaries and non-cash compensation .............       965,803      1,921,101
  Severance expense ..............................             -        329,343
  Selling, general and administrative ............       652,219        679,305
                                                    ------------   ------------

    Total Operating Expenses .....................     2,074,444      3,141,259
                                                    ------------   ------------

INCOME (LOSS) FROM OPERATIONS ....................     4,675,785     (2,986,679)
                                                    ------------   ------------

OTHER INCOME (EXPENSE):
  Gain from sale of marketable securities ........     1,046,916              -
  Loss on impairment of marketable securities ....       (20,300)             -
  Loss on abandonment of property and equipment ..             -         (2,444)
  Interest income ................................        17,351          2,911
                                                    ------------   ------------

    Total Other Income (Expense) .................     1,043,967            467
                                                    ------------   ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS,
 INCOME TAXES AND MINORITY INTEREST ..............     5,719,752     (2,986,212)
                                                    ------------   ------------

DISCONTINUED OPERATIONS:
  Gain (loss) from disposal of discontinued
   operations ....................................       237,377       (377,346)
  Gain (loss) from discontinued operations .......         9,124       (365,568)
                                                    ------------   ------------

    Total gain (loss) from Discontinued Operations       246,501       (742,914)
                                                    ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY
 INTEREST ........................................     5,966,253     (3,729,126)

PROVISION FOR INCOME TAXES .......................             -              -
                                                    ------------   ------------

INCOME (LOSS) BEFORE MINORITY INTEREST ...........     5,966,253     (3,729,126)

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY .    (3,056,647)         2,197
                                                    ------------   ------------

NET INCOME (LOSS) ................................  $  2,909,606   $ (3,726,929)
                                                    ============   ============

INCOME (LOSS) PER COMMON SHARE - BASIC:
  Income (loss) from continuing operations .......  $       0.03   $      (0.05)
  Income (loss) from discontinued operations .....             -          (0.01)
                                                    ------------   ------------

    Net income (loss) per common share ...........  $       0.03   $      (0.06)
                                                    ============   ============

INCOME (LOSS) PER COMMON SHARE - DILUTED:
  Income (loss) from continuing operations .......  $       0.03   $      (0.05)
  Income (loss) from discontinued operations .....             -          (0.01)
                                                    ------------   ------------

    Net income (loss) per common share ...........  $       0.03   $      (0.06)
                                                    ============   ============

  Weighted common shares outstanding - basic .....    77,523,502     61,248,209
                                                    ============   ============
  Weighted common shares outstanding - diluted ...    81,381,921     61,248,209
                                                    ============   ============

              See notes to consolidated financial statements

                                          GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                          For the Years Ended September 30, 2006 and 2005

                                            Preferred Stock Series A            Common Stock,
                                                $.001 Par Value                $.001 Par Value
                                           ---------------------------   ---------------------------    Additional
                                                   Number of              Number of                      Paid-in      Accumulated
                                              Shares         Amount        Shares           Amount       Capital        Deficit
                                           ------------   ------------   ------------   ------------   -------------  ------------
Balance, September 30, 2004 ..............       97,500   $         97     51,099,693   $     51,100   $ 18,403,301   $(15,662,992)
Stock options granted to director and
 employees ...............................            -              -              -              -        149,639              -
Common stock issued for services .........            -              -     17,336,015         17,336      1,476,489              -
Shares issued  from exercise of stock
 options for cash and accrued salaries ...            -              -        463,889            464         26,369              -
Shares issued in connection with
 severance agreement .....................            -              -        562,500            562         61,313              -
Amortization of deferred compensation ....            -              -              -              -              -              -
Other comprehensive income:
  Net loss ...............................            -              -              -              -              -     (3,726,929)
  Comprehensive loss - change in
   unrealized loss on marketable equity
   securities and foreign currency
   exchange -net of taxes of $0 ..........            -              -              -              -              -              -

  Total comprehensive loss ...............            -              -              -              -              -              -
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, September 30, 2005 ..............       97,500             97     69,462,097         69,462     20,117,111    (19,389,921)
Stock options granted to director and
 employees ...............................            -              -              -              -        351,929              -
Stock options granted to consultants
 for services ............................            -              -              -              -        124,718              -
Common stock issued for services and
 accounts payable ........................            -              -      2,006,869          2,007        278,338              -
Conversion of preferred stock to common
 stock ...................................      (82,100)           (82)     3,538,792          3,540         (3,458)             -
Shares issued from exercise of stock
 options .................................            -              -      6,996,750          6,997        382,374              -
Purchase of treasury stock ...............            -              -              -              -              -              -
Shares issued from exercise of stock
 warrants ................................            -              -      1,646,983          1,647        499,859              -
Preferred stock dividend .................            -              -        380,621            380         87,924        (88,304)
Amortization of deferred compensation ....            -              -              -              -              -              -
Other comprehensive income:
  Net income .............................            -              -              -              -              -      2,909,606
  Comprehensive income - change in
   unrealized gain on marketable equity
   securities and foreign currency
   exchange -net of taxes of $0 ..........            -              -              -              -              -              -

  Total comprehensive income .............            -              -              -              -              -              -
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, September 30, 2006 ..............       15,400   $         15     84,032,112   $     84,033   $ 21,838,795   $(16,568,619)
                                           ============   ============   ============   ============   ============   ============
                                                                                                                       (continued)
                                          See notes to consolidated financial statements

                                                               F-5A

                                          GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                          For the Years Ended September 30, 2006 and 2005
                                                            (continued)


                                                                                                                  Total
                                            Treasury          Deferred       Subscriptions    Comprehensive    Shareholders'
                                              Stock         Compensation      Receivable      Income (Loss)       Equity
                                           ------------     ------------     ------------     ------------     ------------
Balance, September 30, 2004 .............. $          -     $   (273,438)    $    (25,400)    $    148,572     $  2,641,240
Stock options granted to director and
 employees ...............................            -         (101,562)               -                -           48,077
Common stock issued for services .........            -       (1,149,176)               -                -          344,649
Shares issued  from exercise of stock
 options for cash and accrued salaries ...            -                -             (850)               -           25,983
Shares issued in connection with
 severance agreement .....................            -                -           26,250                -           88,125
Amortization of deferred compensation ....            -        1,210,719                -                -        1,210,719
Other comprehensive income:
  Net loss ...............................            -                -                -                -       (3,726,929)
  Comprehensive loss - change in
   unrealized loss on marketable equity
   securities and foreign currency
   exchange -net of taxes of $0 ..........            -                -                -         (257,640)        (257,640)
                                                                                                               ------------
  Total comprehensive loss ...............            -                -                -                -       (3,984,569)
                                           ------------     ------------     ------------     ------------     ------------
Balance, September 30, 2005 ..............            -         (313,457)               -         (109,068)         374,224
Stock options granted to director and
 employees ...............................            -                -                -                -          351,929
Stock options granted to consultants
 for services ............................            -          (78,599)               -                -           46,119
Common stock issued for services and
 accounts payable ........................            -         (230,000)               -                -           50,345
Conversion of preferred stock to common
 stock ...................................            -                -                -                -                -
Shares issued from exercise of stock
 options .................................            -                -         (182,340)               -          207,031
Purchase of treasury stock ...............       (2,805)               -                -                -           (2,805)
Shares issued from exercise of stock
 warrants ................................            -                -                -                -          501,506
Preferred stock dividend .................            -                -                -                -                -
Amortization of deferred compensation ....            -          387,024                -                -          387,024
Other comprehensive income:
  Net income .............................            -                -                -                -        2,909,606
  Comprehensive income - change in
   unrealized gain on marketable equity
   securities and foreign currency
   exchange -net of taxes of $0 ..........            -                -                -          396,186          396,186
                                                                                                               ------------
  Total comprehensive income .............            -                -                -                -        3,305,792
                                           ------------     ------------     ------------     ------------     ------------
Balance, September 30, 2006 .............. $     (2,805)    $   (235,032)    $   (182,340)    $    287,118     $  5,221,165
                                           ============     ============     ============     ============     ============

                                          See notes to consolidated financial statements

                                                               F-5B

                 GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Year Ended
                                                            September 30,
                                                    ----------------------------
                                                        2006           2005
                                                    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................  $  2,909,606   $ (3,726,929)
  Income (loss) from discontinued operations .....       246,501       (742,914)
                                                    ------------   ------------
  Income (loss) from continuing operations .......     2,663,105     (2,984,015)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Depreciation and amortization ................         7,915         10,435
    Gain on sale of marketable securities ........    (1,046,916)             -
    Loss on impairment of marketable securities ..        20,300              -
    Common stock issued and forgiveness of
     subscription for severance ..................             -         88,125
    Severance expense ............................             -        121,608
    Stock-based compensation and consulting ......       981,672      1,603,445
    Loss on abandonment of leasehold improvements              -          2,444
    Minority interest ............................     3,056,647         (2,197)
    Loss on impairment of cost-method investment .        34,000              -
    Marketable securities received for services ..    (6,736,896)      (114,000)
    Marketable securities distributed for
     settlement ..................................             -         22,800
  Changes in assets and liabilities:
    Prepaid and other current assets .............        (6,730)       100,644
    Deferred contract costs ......................      (100,503)             -
    Other assets .................................        (8,173)        28,927
    Accounts payable and accrued expenses ........       167,227        (63,753)
    Due to related party .........................        75,000              -
    Deferred revenue .............................       (13,333)       (37,500)
                                                    ------------   ------------

  Net cash used in continuing operations
   activities ....................................      (906,685)    (1,223,037)
                                                    ------------   ------------

  Net cash used in discontinued operations .......        (7,668)      (220,044)
                                                    ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES ............      (914,353)    (1,443,081)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities ....     1,413,307              -
  Purchase of marketable securities ..............      (600,331)             -
  Capital expenditures ...........................             -         (6,682)
                                                    ------------   ------------

NET CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES ............................       812,976         (6,682)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from LLC members .................       127,550              -
  Proceeds from exercise of stock options ........       548,380         25,983
                                                    ------------   ------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ..       675,930         25,983
                                                    ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES IN CASH ..........           170          5,479
                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS .....................................       574,723     (1,418,301)

CASH AND CASH EQUIVALENTS - beginning of year ....        17,887      1,436,188
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS - end of year ..........  $    592,610   $     17,887
                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
  Cash paid for:
    Interest .....................................  $          -   $          -
                                                    ============   ============
    Income taxes .................................  $          -   $          -
                                                    ============   ============

  Non-cash investing and financing activities:
    Preferred stock dividend paid with
     common stock ................................  $     88,304   $          -
                                                    ============   ============
    Common stock issued for debt .................  $     13,902   $          -
                                                    ============   ============
    Common stock issued for subscription
     receivable ..................................  $    182,340   $          -
                                                    ============   ============

                     See notes to consolidated financial statements.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Genesis Technology Group, Inc. (the "Company" or "Genesis") is a business development and marketing firm that specializes in advising and providing a turn key solution for Chinese small and mid-sized companies entering Western markets. The Company dedicates its expertise and capital resources to expand the potential of Chinese partner companies. The Company provides the marketing strategy, counsel, and plans to support its clients' business, financial, or marketing goals. The Company works closely with top management to define its strategy and business model to develop effective tactics to support business development. The Company's business mission is to create substantial, incremental stockholder value for emerging growth companies by executing strategy-driven programs that professionally incubate and mature Chinese companies and prepare them for Western markets.

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

Effective June 20, 2005, the Company formally established Genesis Equity Partners LLC ("GEP") in which it owns 51% and strategic partners own the remaining 49%.

On March 15, 2006, GEP signed a General Partnership Agreement with Liang Fang Pharmaceutical, Ltd. ("Liang"), a company registered in the People's Republic of China. Liang is based in Beijing and is a drug development, medical device, and retail drug store enterprise with 10 retail outlets. Among Liang's best selling products is Valsartan Capsules a medication for primary hypertension or high blood pressure. Valsartan first came to market in America in 1996, known as Diovan. On August 28, 2006, GEP and the members of Liang established Lotus Pharmaceutical International, Inc., a Nevada company ("Lotus"). On September 6, 2006, Lotus and the stockholders of 100% of Lotus' common stock (the "Lotus Stockholders") executed a Share Exchange Agreement ("Exchange Agreement") by and among Lotus Pharmaceutical International, Inc., a Nevada corporation ("Lotus") with S.E. Asia Trading Company, Inc., a publicly-trading company ("SEAA"). The Exchange Agreement closed on September 28, 2006 and GEP received 13,209,600 restricted common shares of SEAA for services performed in helping Lotus facilitate the merger with SEAA and for other business development services. Separately, Lotus has entered into consulting service agreements and equity-related agreements with Liang and Beijing En Zhe Jia Shi Pharmaceutical Co., Ltd. ("En Zhe Jia"), both of which are limited liability companies headquartered in the People's Republic of China ("PRC") and organized under the laws of the PRC. GEP may receive ongoing consulting fees for coordination and oversight of its U.S. business activities if it attains certain capital raising goals (see note 5).

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company (continued)

In the fall of 2005, GEP signed a contract with The Jin Ma Group Company, Ltd. ("Jin Ma"), a real estate development company in Western China, to globalize its operations in the areas of real estate, construction, and hospitality. Jin Ma has been active in its industry since its founding in 1980. To be known as Gold Horse International, Inc., a Nevada corporation, GEP will receive a significant equity position in Gold Horse and ongoing consulting fees for coordination and oversight of its U.S. business activities. Currently, Jin Ma is finalizing an audit of its financial statements by an independent accounting firm. GEP has incurred approximately $100,500 of legal, audit and other related fees and expenses in connection with the signing of this agreement which have been recorded as deferred contract costs in the accompanying balance sheet.

Discontinued operations

On November 15, 2001, the Company entered into a Stock Purchase Agreement with Shanghai Chorry Technology Development Co., Limited ("Chorry") and Chorry's shareholder and acquired an 80% interest in Chorry. Chorry was formerly known as Shanghai Zhaoli Technology Development Company Ltd. Chorry is a Chinese company with principal offices in Shanghai, China. On November 2, 2005, the Company entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of Chorry. The Company closed on this transaction on February 14, 2006 (See Note 3 - Discontinued Operations). Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

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

On June 1, 2004, the Company entered into a joint venture agreement with Global Boardroom Solutions, Inc. ("GBS"), a division of Custage International, Inc, a Florida corporation. In connection with this partnership, the Company incorporated Genesis Latin America, Inc. ("GLA"), which it owns 51% and 49% is owned by GBS. GLA was formed to bridge Chinese business interests to qualified counterparts in the Southern Hemisphere. Currently, the Company is no longer pursuing this joint venture.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Discontinued operations (continued)

Effective September 8, 2004, the Company acquired 60% of the common stock of Extrema LLC ("Extrema"), a Miami-based computer hardware wholesaler. On May 1, 2005, the shareholders of Extrema unanimously agreed to discontinue the operations of Extrema because of (a) the disappointing performance of Extrema including continuing operating losses; and (b) the Company's lack of ability to obtain working capital loans to finance the purchase of inventory and to finance accounts receivable (See Note 3).

In April 2005, the Company incorporated a new subsidiary, Genesis (Hong Kong) OEM Direct, Ltd. (`GHK'). GHK's purpose was to consolidate certain sales channels and related trading activities of the Company. Management of the Company believed that GHK would be able to leverage its position as first-tier distributor and its access to superior technology to develop and market LCD's and LCD products. As of September 30, 2006, GHK had no revenues, had minimal expenses and is inactive.

Basis of presentation

The consolidated financial statements include the accounts of Genesis Technology Group, Inc. and its wholly and partially-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the valuation of stock-based compensation, the useful life of property and equipment, and the valuation of its restricted marketable equity securities.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at September 30, 2006. The Company has marketable securities classified as trading and available for sale securities at September 30, 2006. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable equity securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss. For the year ended September 30, 2006, the Company recognized a gain of $1,046,916 from the sale of marketable equity securities. Additionally, the Company recorded an impairment loss of $20,300 related to the reduction in the fair market value of certain marketable equity securities that management deemed to be other than temporary.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in non-marketable equity securities

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18")

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. For the year ended September 30, 2006, the Company recorded an impairment loss of $34,000 related to its investment in a Chinese limited liability company which has been included in other selling, general and administrative expenses on the accompanying consolidated statement of operations. At September 30, 2006, the Company valued its investment in non-marketable equity securities at $26,000 which is included in other assets on the accompanying consolidated balance sheet.

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

Comprehensive income (loss)

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the years ended September 30, 2006 and 2005 amounted to $3,305,792 and $(3,984,569), respectively.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net income (loss) per common share

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

                                                           For the Year
                                                        Ended September 30,
                                                        2006           2005
                                                    ------------   ------------
Net income (loss) ...............................   $  2,909,606   $ (3,726,929)
                                                    ------------   ------------
Weighted average shares outstanding - basic .....     77,523,502     61,248,209
                                                    ------------   ------------
Net income (loss) per common shares - basic .....   $       0.03   $      (0.06)
                                                    ============   ============

Net income (loss) ...............................   $  2,909,606   $ (3,726,929)
                                                    ============   ============
Weighted average shares outstanding - basic .....     77,523,502     61,248,209
Effect of dilutive securities
   Unexercised warrants and options .............      3,858,419              -
                                                    ------------   ------------
Weighted average shares outstanding- diluted ....     81,381,921     61,248,209
                                                    ============   ============
Net income (loss) per common shares - diluted ...   $       0.03   $      (0.06)
                                                    ============   ============

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation (continued)

The following table sets forth the computation of basic and diluted income per share for the year ended September 30, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                       2005
                                                                    -----------
Net loss as reported .............................................  $(3,726,929)

Add: Stock-based compensation expense included in reported net
loss, net of related tax effects .................................      161,581

Less: total stock-based employee compensation expense determined
under fair value based method, net of related tax effect .........     (379,802)

                                                                    -----------

Pro forma net loss ...............................................   (3,945,150)
                                                                    ===========

Basic and diluted loss per common share:
     As reported .................................................  $      (.06)
                                                                    ===========
     Pro forma ...................................................  $      (.06)
                                                                    ===========

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and marketable equity securities. The Company places its cash and marketable securities with high credit quality financial institutions. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

The Company's investments in restricted marketable equity securities are held in two publicly-traded companies with substantially of their assets located in China. These investments in marketable equity securities (excluding marketable securities - related party) accounted for 47% and 10%, respectively, of the Company's total assets at September 30, 2006.

For the year ended September 30. 2006, one customer accounted for 99.9% of the Company's net revenues.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development

Research and development costs, if any, are expensed as incurred. For the year ended September 30, 2006 and 2005, research and development costs were $0 and $0, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended September 30, 2006 and 2005 was not material.

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

Substantially all of the services the Company provides are paid in common shares issued by its clients. These instruments are classified as marketable equity securities on the consolidated balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115) and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value re-measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2006, property and equipment consisted of the following:

                                                      Estimated
                                                        Life
                                                      ---------
Office Furniture .............................        7 Years          $ 15,432
Computer Equipment and software ..............        3-5 Years          28,938
Office Equipment .............................        5 Years             9,990
                                                                       --------
                                                                         54,360
Less: Accumulated Depreciation ...............                          (38,719)
                                                                       --------
                                                                       $ 15,641
                                                                       ========

For the year ended September 30, 2006 and 2005, depreciation expense amounted to $7,915 and $10,435, respectively.

NOTE 3 - DISCONTINUED OPERATIONS

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

    (2) DRGV paid to the Company 17,159,965 shares of DRGV's common stock at a price calculated at the average closing price at the initial closing date on December 15, 2005 of $.027 per share or $463,319. Accordingly, in connection with the sale of Chorry, for the year ended September 30, 2006, the Company recorded a gain from sale of discontinued operations of $237,377.

Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption "Liabilities of discontinued operation". The approximate carrying amounts of the major classes of these liabilities as of September 30, 2006 are summarized as follows:

         Liabilities:
         Accounts payable and accrued expenses ...........     $150,709
                                                               --------

         Liabilities of discontinued operation ...........     $150,709
                                                               ========

The following table sets forth for the fiscal years indicated selected financial data of the Company's discontinued operations.

                                                         2006          2005
                                                      -----------  ------------
Revenues ...........................................  $ 7,398,358  $ 27,293,816
Cost of sales ......................................    7,259,500    26,747,801
                                                      -----------  ------------
Gross profit .......................................      138,858       546,015
Operating and other non-operating expenses .........      129,734       911,583
                                                      -----------  ------------
Gain (loss) from discontinued operations ...........        9,124      (365,568)

Gain (loss) from disposal of discontinued operations      237,377      (377,346)
                                                      -----------  ------------

Total gain (loss) from discontinued operations .....  $   246,501  $   (742,914)
                                                      ===========  ============

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,100,000 at September 30, 2006 expiring through the year 2026. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 4 - INCOME TAXES (CONTINUED)

Temporary differences, which give rise to a net deferred tax asset, are as follows:

                                                       2006             2005
                                                   -----------      -----------
Deferred tax benefits - noncurrent
  Net operating loss carryforward ............     $ 1,671,000      $ 2,598,000
  Capital loss carryforward ..................               -          380,000
                                                   -----------      -----------
    Total deferred tax assets ................       1,671,000        2,978,000

Less:  Valuation allowance ...................      (1,671,000)      (2,978,000)
                                                   -----------      -----------
                                                   $         -      $         -
                                                   ===========      ===========

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2006 and 2005:

                                                                2006       2005
                                                              -------    -------

Computed "expected" tax expense (benefit) ..............        34.0%    (34.0)%
State income taxes .....................................         4.0%     (4.0)%
Net operating and capital losses used ..................      (34.0)%       0.0%
Other permanent differences ............................         0.0%      10.0%
Change in valuation allowance ..........................         0.0%      28.0%
                                                              -------    -------

Effective tax rate .....................................         0.0%       0.0%
                                                              =======    =======

The valuation allowance at September 30, 2006 was $1,671,000. The decrease during fiscal 2006 was $1,307,000.

NOTE 5 - MARKETABLE SECURITIES RECEIVED FOR SERVICES RENDERED

As discussed in Note 1, on March 15, 2006, the Company's 51%-owned subsidiary, GEP, signed a General Partnership Agreement with Liang Fang Pharmaceutical, Ltd. ("Liang"), a company registered in the People's Republic of China. On August 28, 2006, GEP and the members of Liang established Lotus Pharmaceutical International, Inc., a Nevada company ("Lotus"). On September 6, 2006, Lotus and the stockholders of 100% of Lotus' common stock (the "Lotus Stockholders") executed a Share Exchange Agreement ("Exchange Agreement") by and among Lotus Pharmaceutical International, Inc., a Nevada corporation ("Lotus") with S.E. Asia Trading Company, Inc., a publicly-trading company ("SEAA"). The Exchange Agreement closed on September 28, 2006 and GEP received 13,209,600 restricted common shares of SEAA for services performed in helping Lotus facilitate the merger with SEAA and for other business development services. The Company valued these shares at $.51 per share based on an accredited business valuation performed by an independent party. Accordingly, the Company recorded revenue of $6,736,896 related to the receipt of these restricted marketable equity securities.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

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

The Holders of outstanding shares of Series A Preferred Stock are entitled to receive preferential dividends in cash out of any funds of the Company legally available at the time for declaration of dividends before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Common Stock, or other class of stock presently authorized or to be authorized (the Common Stock, and such other stock being hereinafter collectively the "Junior Stock") at the rate of 6% simple interest per annum on the Stated Value per share payable quarterly commencing with the period ending March 31, 2004 when as and if declared. At the Holder's option, however, the dividend payments may be made in additional fully paid and non-assessable shares of Series A Preferred Stock at a rate of one share of Series A Preferred Stock for each $10 of such dividend not paid in cash.

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

          (b) The number of shares of Common Stock issuable upon conversion of each share of Series A Preferred Stock shall equal (i) the sum of (A) the Stated Value per share and (B) at the Holder's election accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The Conversion Price shall be, at the election of the Holder, the lesser of: (x) $.36, or (y) 80% of the Closing Bid Price for the trading day immediately preceding the initial purchase of Series A Preferred Stock by the first Holder thereof which was $.232.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

During the three months ended December 31, 2004, in connection with the exercise of stock options, the Company issued 463,889 shares of common stock to employees for net proceeds of $25,983 and the reduction of a subscription payable of $850.

On November 1, 2004, in connection with two employment agreements with officers of the Company, the Company issued 6,250,000 shares of restricted common stock to executives. The Company valued these common shares at the fair market value on the dates of grant of $.115 per share or $718,750 based on the trading price of common shares which was amortized over the service period of one year. Accordingly, for the years ended September 30, 2006 and 2005, the Company recorded stock-based compensation expense of $59,896 and $658,854, respectively.

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

On April 1, 2005, the Company issued 1,626,977 shares of common stock to two executives for services rendered. The Company valued these common shares at the fair market value on the dates of grant of $.07 per share or $113,888 based on the trading price of common shares. Accordingly, for the year ended September 30, 2005, the Company recorded stock-based compensation expense of $113,888.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (continued)

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

On July 19, 2005, the Company issued 85,000 shares of common stock to an employee for website services rendered. The Company valued these common shares at the fair market value on the dates of grant of $.06 per share or $5,100 based on the trading price of common shares. Accordingly, for the year ended September 30, 2005, the Company recorded stock-based compensation expense of $5,100.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (continued)

On September 26, 2005, the Company issued 3,572,672 shares of common stock to two executives for services rendered and to be rendered in the future. The Company valued these common shares at the fair market value on the dates of grant of $.05 per share or $178,634 based on the trading price of common shares. Accordingly, for the year ended September 30, 2006 and 2005, the Company recorded stock-based compensation expense of $169,792 and $8,842 respectively.

On November 30, 2005, in connection with the exercise of stock options, the Company issued 528,000 shares of common stock to an employee for a subscription receivable of $15,840 due in March 2006. In April 2006, this employee filed a lawsuit against the Company (see note 8).

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

In March 2006, in connection with the exercise of stock options, the Company issued 1,562,500 shares of common stock to a director for cash proceeds of $46,875.

In March 2006, in connection with the exercise of 3,906,250 stock options with an exercise price of $.041 per share, the Company issued 3,906,250 shares of common stock to two executives. In lieu of the collection of cash for these stock options, the amount due of $160,156 was offset against future compensation due to these executives under employment agreements. Accordingly, for the year ended September 30, 2006, the Company recorded stock-based compensation expense of $160,156.

In March 2006, in connection with the exercise of warrants, the Company issued 1,646,983 shares of common stock for proceeds of $501,506.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (continued)

On May 5, 2006, in connection with a 24-month consulting agreement, the Company issued 1,000,000 shares of common stock for investor relations services rendered and to be rendered in the future to a company related through common ownership with a China West, LLC a 25% member of the Company's partially-owned subsidiary, GEP. The Company valued these common shares at the fair market value on the date of grant at per share price of $.23 or $230,000. In connection with issuance of these shares, for the year ended September 30, 2006, the Company recorded stock-based consulting expense of $47,917 and deferred compensation of $182,083 which will amortized over the remaining service period.

On May 18, 2006, in connection with the exercise of options granted to a consultant for services, the Company issued 500,000 shares of common stock for a subscription receivable of $90,000 originally due in October 31, 2006. In October 2006, the due date was extended to January 31, 2007.

On July 11, 2006, Series A preferred stockholders' converted 500 shares of Series A Preferred Stock into 21,551 shares of common stock.

On July 13, 2006, in connection with the exercise of options granted to a consultant for services, the Company issued 500,000 shares of common stock for a subscription receivable of $76,500 originally due in October 31, 2006. In October 2006, the due date was extended to January 31, 2007.

For the year ended September 30, 2006, the Company recorded stock-based compensation of approximately $387,000 from the amortization of deferred compensation.

Stock Options and Warrants

On April 6, 2004, the Company's Board of Directors authorized, approved and adopted the 2004 Stock Option Plan (the "Plan") covering 10,000,000 shares of common stock. On August 13, 2005, the Company amended the Plan to increase the reservation of shares of common stock by an additional 12,000,000 shares, or a total of 22,000,000 shares. As of September 30, 2006, substantially all of the underlying shares and options had been granted under the Plan. The purpose of the Plan is to encourage stock ownership by the Company's officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of the business and an added incentive to continue to advance and contribute to the Company.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options and Warrants (continued)

On August 1, 2005, in connection with employment agreements, 3,906,250 stock options were granted to officers of the Company with an exercise price of $.041 and a current market price of $.067 per common share. The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. In connection with these options, the Company valued these options at $101,562. Accordingly, under the intrinsic value method of APB 25, the Company recorded stock-based compensation of $84,635 and $16,927 for the year ended September 30, 2006 and 2005, respectively.

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

On November 30, 2005, the Company granted 528,000 stock options to an employee at an exercise price of $.03 per share. These options were immediately exercised for a subscription receivable of $15,840, although the employee failed to deliver this required payment (See note 8). The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 373 percent; risk-free interest rate of 3.75 percent and an expected holding periods of 3.00 years. In connection with these options, the Company recorded stock-based compensation expense of $26,376.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options and Warrants (continued)

On May 18, 2006, the Company granted 500,000 stock options to a consultant at an exercise price of $.18 per share. The options were immediately exercised for a subscription receivable of $90,000. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.12 or $61,000 and recorded a stock-based consulting expense of approximately $61,000 for the year ended September 30, 2006.

On July 13, 2006, the Company granted 500,000 stock options to a consultant at an exercise price of $.153 per share. The options were immediately exercised for a subscription receivable of $76,500. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.13 or $63,000.

On July 31, 2006, the Company granted an aggregate of 7,400,000 stock options (3,700,000 stock options each) to purchase 7,400,000 shares of the Company's common stock to two officers of the Company at an exercise price of $.145 per share. These options expire on July 31, 2007. These stock options were granted to these executives in lieu of common share due to these executives under their respective employment agreements. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 400 percent; risk-free interest rate of 4.91 percent and an expected holding periods of one year. In connection with these options, the Company recorded stock-based compensation expense of $170,892.

On August 1, 2006, in connection with employment agreements, 3,906,250 five-year stock options were granted to officers of the Company with an exercise price of $.093 per share. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 401 percent; risk-free interest rate of 4.90 percent and an expected holding periods of 5.00 years. In connection with these options, the Company recorded stock-based compensation expense of $100,911.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options and Warrants (continued)

On August 1, 2006, the Company granted 1,500,000 five-year stock options to a director of the Company at an exercise price of $.093 per share. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 401 percent; risk-free interest rate of 4.91 percent and an expected holding periods of 5.00 years. In connection with these options, the Company recorded stock-based compensation expense of approximately $38,750.

As of September 30, 2006, the total future compensation expense related to stock options not yet recognized in the consolidated statement of operations is $1,552,770.

A summary of the stock options and warrants as of September 30, 2006 and 2005 and changes during the periods is presented below:

                                          Year Ended             Year Ended
                                      September 30, 2006     September 30, 2005
                                     --------------------   --------------------
                                     Number of   Weighted   Number of   Weighted
                                     Options      Average   Options      Average
                                       and       Exercise     and       Exercise
                                     Warrants      Price    Warrants     Price
                                    ----------   --------  ----------   --------
Stock options and warrants
Balance at beginning of year ....   19,188,526   $    0.1  14,579,286   $  0.187
Granted .........................   14,584,250        0.1   6,073,069      0.040
Exercised .......................   (8,643,733)       0.1    (463,889)     0.058
Forfeited .......................   (2,217,432)       0.2    (999,940)     0.287
                                   -----------   --------  -----------   -------
Balance at end of year ..........   22,911,611   $    0.1  19,188,526   $  0.137
                                   ===========   ========  ===========  ========

Options exercisable at end
 of year ........................   22,911,611   $    0.1  19,188,526   $  0.137
                                   ===========   ========  ===========  ========

Weighted average fair value
 of options granted during
 the year .......................                $  0.126               $   0.04

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options and Warrants (continued)

The following table summarizes information about employee stock options and consultant warrants outstanding at September 30, 2006:

                                                          Options and Warrants
           Options and Warrants Outstanding                    Exercisable
-----------------------------------------------------   ------------------------
                               Weighted
                 Number         Average     Weighted        Number      Weighted
Range of Outstanding at Remaining Average Exercisable at Average Exercise September 30, Contractual Exercise September 30, Exercise
  Price          2006            Life        Price          2006          Price
-----------  --------------   -----------  ----------   --------------  --------
$ 0.30-0.31   3,213,361       2.60 Years   $   0.305       3,213,361    $  0.305
      0.145   7,400,000       0.83 Years       0.145       7,400,000       0.145
 0.085-0.10   7,923,250       3.81 Years       0.086       7,923,250       0.086
 0.056-0.06   4,375,000       1.12 Years       0.059       4,375,000       0.059
             --------------                ----------   -------------   --------
             22,911,611                    $   0.133      22,911,611    $  0.133
             ==============                ==========   =============

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

    (b) Yastock/Yastand transferred all rights and privileges of certain agreements to the Company.

    (c) During the year ended September 30, 2005, the Company issued Dr. Wang 562,500 shares of the Company's common stock pursuant to the Company's 2004 Stock Option Plan, which such shares were registered under an effective registration statement on Form S-8. In connection with issuance of these shares, the Company recorded severance expense of $61,875.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 7 - SEPARATION AND SEVERANCE AGREEMENT (CONTINUED)

    (d) In December 2004, the Company paid Dr. Wang cash of $100,000 which was released from escrow after the Company filed its annual report on Form 10-KSB for the year ended September 30, 2004 with the SEC. In connection with this cash payment, for the year ended September 30, 2005, the Company recorded severance expense of $100,000.

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

NOTE 8 - COMMITMENTS

Operating Leases

The Company leases office space under an operating lease that expires on June 1, 2008. The office lease agreement has certain escalation clauses and renewal options. Future minimum rental payments required under the operating lease are as follows:

         Period Ended September 30, 2007 ...............       $28,071
         Period Ended September 30, 2008 ...............       $19,411
                                                               -------

                  Total ................................       $47,482
                                                               =======

Rent expense for the years ended September 30, 2006 and 2005 was $50,536 and $63,804, respectively.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 8 - COMMITMENTS (CONTINUED)

Employment agreements

Effective August 1, 2004, the Company entered into a three-year employment agreement with its chief executive officer unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employee's services, the Company has agreed to a base salary of $150,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary at any time, but not decrease it. If the Board takes no action, the base salary shall increase a minimum of 10% annually. The executive is entitled to a discretionary bonus of 25% of base salary determined by the CEO or Board of Directors. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ending July 31, 2003) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. In connection with this agreement, on August 1, 2006 and 2005, the executive was granted 1,953,125 stock options to purchase 1,953,125 common shares at $.093 and $.041 per share, respectively. In addition, based on certain achievements, the executive shall be granted restricted common stock equal to two times the number of options granted in the employment year. In connection with this employment agreement, in November 2004, the Company issued 3,125,000 common shares to this executive. In July 2006, in exchange for the issuance of common shares under this employment agreement, the Company granted this executive 3,700,000 stock option to purchase 3,700,000 shares of the Company's common stock at an exercise price of $.145 per share for a period of five years. In the event the Company qualifies or joins the American Stock Exchange or NASDAQ Small Cap Market, the Executive will be granted 2.5% of the Company's outstanding shares on the first day of trading on the new exchange.

Effective August 1, 2004, the Company entered into a three-year employment agreement with its chief operating officer (COO) unless either the Company or the employee terminates the agreement, and contains confidentiality clauses. As consideration for the employees' services, the Company has agreed to a base salary of $125,000 per annum plus benefits, for time actually devoted to duties on behalf of the Company. On each successive anniversary date of this agreement, the Board shall review the base compensation and at its sole discretion may elect to increase the base salary at any time, but not decrease it. If the Board takes no action, the base salary shall increase a minimum of 10% annually. The executive is entitled to a discretionary bonus of 25% of base salary determined by the COO or Board of Directors. In August 2005, the COO was promoted to President of the Company and his salary was changed to the salary of the Company's Chief Executive Officer. In addition, the employee shall be granted stock options equal in number to the previous employment year (1,250,000 for the employment year ending July 31, 2003) plus an additional 25% to purchase shares of the Company's common stock at a price equal to 60% of the average closing price for the month of July, the final month of the employment year. The stock options have an expiration date five years from the grant date. In connection with this agreement, on August 1, 2006 and 2005, the executive was granted 1,953,125 stock options to purchase 1,953,125 common shares at $.093 and $.041 per share, respectively.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 8 - COMMITMENTS (CONTINUED)

Employment agreements (continued)

In addition, based on certain achievements, the executive shall be granted restricted common stock equal to two times the number of options granted in the employment year. In connection with this employment agreement, in November 2004, the Company issued 3,125,000 common shares to this executive. In July 2006, in exchange for the issuance of common shares under this employment agreement, the Company granted this executive 3,700,000 stock option to purchase 3,700,000 shares of the Company's common stock at an exercise price of $.145 per share for a period of five years. In the event the Company qualifies or joins the American Stock Exchange or NASDAQ Small Cap Market, the Executive will be granted 2.5% of the Company's outstanding shares on the first day of trading on the new exchange.

Litigation

Fernando Praca vs. Extrema, LLC and Genesis Technology Group, Inc., a Florida Corporation - Case No. 50 2005 CA 005317, Dade County, Florida
-------------------------------------------------------------------------------

         Fernando Praca, former Director of the Company and former President of our discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and the Company in June 2005 relating to damages arising from the sale of Extrema LLC to the Company. Praca has filed a Motion of Temporary Injunction but has not proceeded to move this case forward. There has been minimal action in this case since September of 2005, and this case not currently set for trial. If the case proceeds, the Company intends to respond aggressively to the litigation and it is too soon to determine the likelihood or amount of loss.

Keke Zhang a/k/a Katherine Zhang vs. Genesis Technology Group, Inc., a Florida Corporation and Gary L. Wolfson - Case No. 50 2006 CA 003447, Palm Beach County, Florida
--------------------------------------------------------------------------------

         In April 2006, a former employee of the Company filed a lawsuit against the Company and our Chief Executive Officer alleging breach of an employment agreement, loss of compensation, and losses from the value associated with denied stock options. The Company plans to vigorously defend its position and believe that any settlement will not have a material adverse effect on its financial condition.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 9 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. While the Company reported net income of $2,909,606 for the fiscal year ended September 30, 2006, its operating results for future periods will include significant expenses, including compensation expense, travel expense, professional fees, marketing costs, and administrative and general overhead expenses, and costs related to the fulfillment of obligations related to its client contracts, which the Company will incur as it continues to implement its business model. As a result, the Company is unable to predict whether it will continue to achieve profitability in the future. There can be no assurances whatsoever that the Company will be able to successfully implement its business model, identify and close acquisitions of operating companies, identify and close contract clients, penetrate its target markets or attain a wide following for its services. The Company is attempting to increase revenues and cash flows and control costs. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds and/or sell its investments in marketable equity securities, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, generate increased revenues, and obtain operating cash from the sale of marketable equity securities received for services. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 10 - RELATED PARTY TRANSACTIONS

Investment in restricted marketable equity securities - related party

At September 30, 2006, the Company has an investment in restricted marketable equity securities consisting of 3,302,400 shares of Common Stock of S.E. Asia Trading Company, Inc. that is in the name of GEP, the Company's 51% owned subsidiary. China West, LLC ("China West"), a 25% owner of GEP has full indication of ownership of these shares, including, without limitation, the right to vote the shares, the right to dispose or otherwise transfer the shares and the right to control the shares. China West has an irrevocable proxy to vote the shares and an irrevocable right to execute all documents and take such other actions which may be necessary to cause China West to transact in the shares.

Distribution of marketable equity securities

On September 28, 2006, in connection with the receipt of 13,209,600 common shares of SEAA for services rendered, the Company immediately distributed 3,170,304 of these shares to a company that owns 24% of GEP, the Company's partially-owned subsidiary and is owned by Shaohua Tan, a Director of the Company.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to related party

At September 30, 2006, the Company owed $75,000 to Shaohua Tan, a director, for services rendered during the year ended September 30, 2006.

Other

During the year ended September 30, 2006, the Company paid $19,912 to a company owned by its chief financial officer for accounting services rendered related to Lotus which has been included in cost of services performed on the accompanying statement of operations.

NOTE 11 - SUBSEQUENT EVENTS

On November 30, 2006, in connection with the appointment of a new board of director, Rodrigo Arboleda, the Company issued 500,000 shares of restricted common stock to the new board of director member for services to be rendered for a one year period. The Company valued these common shares at the fair market value on the dates of grant of $.135 per share or $67,500 based on the trading price of common shares.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GENESIS TECHNOLOGY GROUP, INC.


                                      By: /s/ Gary Wolfson
                                          ----------------
                                      Gary Wolfson,
Dated: January 16, 2007               Chief Executive Officer
                                      principal executive officer


                                      By: /s/ Adam Wasserman
                                          ------------------
                                      Adam Wasserman,
Dated: January 16, 2007               Chief Financial Officer,
                                      principal financial and accounting officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                            TITLE                           DATE

/s/ Gary Wolfson             Chief Executive Officer           January 16, 2007
----------------             and Director
Gary Wolfson


/s/ Ken Clinton              President and Director            January 16, 2007
---------------
Ken Clinton


/s/ Shaohua Tan              Director                          January 16, 2007
---------------
Shaohua Tan


/s/ Rodrigo Arboleda         Director                          January 16, 2007
--------------------
Rodrigo Arboleda