Form 10QSB
period 2006-12-31
GENESIS TECHNOLOGY GROUP INC
filed 2007-02-14
CIK 1091164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 10, 2007, there were 84,557,112 outstanding shares of common stock, $.001 par value per share.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED December 31, 2006

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheet
            December 31, 2006 (Unaudited)................................      3

   Consolidated Statements of Operations (Unaudited)
            For the Three Months Ended December 31, 2006.................      4

   Consolidated Statements of Cash Flows (Unaudited)
            For the Three Months Ended December 31, 2006.................      5

   Notes to Consolidated Financial Statements............................   6-12

   Item 2 - Management's Discussion and Analysis or Plan of Operation....  15-21

   Item 3 - Controls and Procedures......................................  21-22


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................................     22

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..  22-23

   Item 3 - Default upon Senior Securities ..............................     23

   Item 4 - Submission of Matters to a Vote of Security Holders..........     23

   Item 5 - Other Information............................................     23

   Item 6 - Exhibits.....................................................     23

   Signatures............................................................     24

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................  $    735,043
  Marketable equity securities, at market .......................        74,660
  Prepaid expenses and other current assets .....................        17,289
  Deferred contract costs .......................................       323,388
                                                                   ------------

      Total Current Assets ......................................     1,150,380

PROPERTY AND EQUIPMENT - Net ....................................        16,105

OTHER ASSETS:
  Restricted marketable equity securities, at market ............     4,098,539
  Other assets ..................................................        45,583
                                                                   ------------

      Total Assets ..............................................  $  5,310,607
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses .........................  $    201,800
  Liabilities of discontinued operations ........................       150,709
                                                                   ------------

      Total Current Liabilities .................................       352,509
                                                                   ------------

MINORITY INTEREST ...............................................        18,379
                                                                   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized)             -
  Convertible preferred stock Series A ($.001 Par Value; 218,000
    Shares Authorized; 15,400 shares issued and outstanding) ....            15
  Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
    84,057,112 shares issued and outstanding) ...................        84,058
  Additional paid-in capital ....................................    22,334,605
  Accumulated deficit ...........................................   (17,243,901)
  Less: treasury stock, at cost (10,000 shares) .................        (2,805)
  Less: deferred compensation ...................................      (249,455)
  Less: subscription receivable .................................      (182,340)
  Accumulated other comprehensive income ........................       199,542
                                                                   ------------

      Total Shareholders' Equity ................................     4,939,719
                                                                   ------------

      Total Liabilities and Shareholders' Equity ................  $  5,310,607
                                                                   ============

            See notes to unaudited consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended
                                                            December 31,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)

NET REVENUES .....................................  $          -   $      5,000
                                                    ------------   ------------

OPERATING EXPENSES:
  Consulting .....................................        51,730              -
  Salaries and stock-based compensation ..........       616,982        194,162
  Selling, general and administrative ............       179,512         77,080
                                                    ------------   ------------

        Total Operating Expenses .................       848,224        271,242
                                                    ------------   ------------

LOSS FROM OPERATIONS .............................      (848,224)      (266,242)
                                                    ------------   ------------

OTHER INCOME (EXPENSE):
  Gain from sale of marketable securities ........        33,895         40,457
  Unrealized loss on trading securities ..........       (25,601)             -
  Settlement income ..............................       157,500              -
  Interest income ................................         4,622             38
                                                    ------------   ------------

        Total Other Income (Expense) .............       170,416         40,495
                                                    ------------   ------------

LOSS BEFORE DISCONTINUED OPERATIONS, INCOME TAXES
  AND MINORITY INTEREST ..........................      (677,808)      (225,747)
                                                    ------------   ------------

DISCONTINUED OPERATIONS:
  Gain from discontinued operations ..............             -          2,624
                                                    ------------   ------------

        Total gain from Discontinued Operations ..             -          2,624
                                                    ------------   ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST ...      (677,808)      (223,123)

PROVISION FOR INCOME TAXES .......................             -              -
                                                    ------------   ------------

LOSS BEFORE MINORITY INTEREST ....................      (677,808)      (223,123)

MINORITY INTEREST IN LOSS OF SUBSIDIARY ..........         2,526              -
                                                    ------------   ------------

NET LOSS .........................................  $   (675,282)  $   (223,123)
                                                    ============   ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
  Net loss from continuing operations ............  $      (0.01)  $          -
  Net loss from discontinued operations ..........             -              -
                                                    ------------   ------------

  Net loss per common share ......................  $      (0.01)  $          -
                                                    ============   ============

  Weighted common shares outstanding - basic .....    83,890,354     69,765,010
                                                    ============   ============
  Weighted common shares outstanding - diluted ...    83,890,354     69,765,010
                                                    ============   ============

            See notes to unaudited consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                         2006           2005
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................  $  (675,282)  $  (223,123)
  Income from discontinued operations ..............            -         2,624
                                                      -----------   -----------
  Loss from continuing operations ..................     (675,282)     (225,747)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation ...................................        1,456         1,792
    Minority interest income .......................       (2,526)            -
    Gain on sale of marketable securities ..........      (33,895)      (40,457)
    Unrealized loss on trading securities ..........       25,601             -
    Stock-based compensation and consulting ........      518,912       193,792
    Settlement income ..............................     (157,500)            -
  Changes in assets and liabilities:
    Prepaid and other current assets ...............      (10,559)            -
    Deferred contract costs ........................     (102,885)            -
    Other assets ...................................            -         4,249
    Accounts payable and accrued expenses ..........       (5,704)        8,649
    Due to related party ...........................      (75,000)            -
    Deferred revenue ...............................            -        (5,000)
                                                      -----------   -----------

  Net cash used in continuing operations activities      (517,382)      (62,722)
                                                      -----------   -----------

  Net cash used in discontinued operations .........            -        (1,168)
                                                      -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES ..............     (517,382)      (63,890)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................       (1,920)            -
  Proceeds from sale of marketable securities ......      534,001        81,151
                                                      -----------   -----------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES ....      532,081        81,151
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from minority interest .............      127,734             -
                                                      -----------   -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ....      127,734             -
                                                      -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH ............            -         1,167
                                                      -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........      142,433        18,428

CASH AND CASH EQUIVALENTS - beginning of year ......      592,610        17,887
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS - end of period ..........  $   735,043   $    36,315
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
    Cash paid for:
      Interest .....................................  $         -   $         -
                                                      ===========   ===========
      Income taxes .................................  $         -   $         -
                                                      ===========   ===========

    Non-cash investing and financing activities:
      Distribution of marketable securities to LLC
       member for minority interest ................  $ 1,684,224   $         -
                                                      ===========   ===========
      Issuance of common stock for deferred
       contract costs ..............................  $   120,000   $         -
                                                      ===========   ===========

            See notes to unaudited consolidated financial statements

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Genesis Technology Group, Inc. (the "Company" or "Genesis") is a business development and marketing firm that specializes in advising and providing a turnkey solution for Chinese small and mid-sized companies entering Western markets. The Company dedicates its expertise and capital resources to expand the potential of Chinese partner companies. The Company provides the marketing strategy, counsel, and plans to support its clients' business, financial, and marketing goals. The Company works closely with top management to define its strategy and business model to develop effective tactics to support business development. The Company's business mission is to create substantial, incremental stockholder value for emerging growth companies by executing strategy-driven programs that professionally incubate and mature Chinese companies and prepare them for Western markets.

Genesis provides strategy and execution services to Chinese clients, who believe that penetrating US markets is critical to achieving their core operating and financial objectives. The Company fosters development projects that require marketing, manufacturing, finance, and product deployment expertise for companies in the United States and China. The Company's core competency is sourcing merger and acquisitions opportunities for both its contract clients and the Company. Genesis makes a long-term commitment to these partner companies, and it helps guide their entry into the foreign terrain of an alien business culture and capital markets.

Effective June 20, 2005, the Company formally established Genesis Equity Partners LLC ("GEP") in which it owns 51% and strategic partners own the remaining 49%. Subsequently, it has planned to organize additional limited liability companies, dedicated to specific Chinese partner companies. While its equity position in these LLC's may vary, the minimum ownership shall be maintained at 51%, to ensure reporting of consolidated earnings.

In the fall of 2005, GEP signed a contract with The Jin Ma Group Company, Ltd. ("Jin Ma"), a real estate development company in Western China, to globalize its operations in the areas of real estate, construction, and hospitality. Jin Ma has been active in its industry since its founding in 1980. To be known in the U.S. as Gold Horse International, Inc., a Nevada corporation, GEP will receive a significant equity position in Gold Horse and ongoing consulting fees for coordination and oversight of its U.S. business activities.

On November 20, 2006, GEP signed a contract with an environmental technologies company in the power generation and industrial dyeing sectors. GEP could receive a significant equity position and ongoing consulting fees for coordination and oversight of its U.S. business activities This Chinese company required that GEP refrain from publicizing its name or exact location until the audit by an accredited US accounting firm has been completed. GEP is responsible for paying for the audit, and the procedure typically takes 60-120 days, unless unforeseen complexities are discovered during the process. A New York-based auditing firm was engaged in early February 2007.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

THE COMPANY (CONTINUED)

On December 11, 2006, GEP signed a contract with a health foods beverage company. GEP could receive a significant equity position and ongoing consulting fees for coordination and oversight of its U.S. business activities. This Chinese company required that GEP refrain from publicizing its name or exact location until the audit by an accredited US accounting firm has been completed. GEP is responsible for paying for the audit, and the procedure typically takes 60-120 days, unless unforeseen complexities are discovered during the process.

GEP has incurred approximately $323,388 of legal, audit and other related fees and expenses in connection with the signing of these agreements, which have been recorded as deferred contract costs in the accompanying balance sheet. While the earning of a significant equity position in these partner companies could positively impact the earnings and assets of the Company, it also carries significant risks, including--but not limited to--such circumstances as (1) the audit may conclude that the Chinese partner companies do not have the value or potential concluded in the screening and pre-audit stages; (2) the Chinese partner companies maintain the right to cancel the GEP contracts, with just 60 days' notice, until it reaches public company status; and (3), for a variety of reasons, the Chinese partner companies may never reach public company status.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results for the full fiscal year ending September 30, 2007.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in fiscal 2007 and 2006 include the valuation of stock-based compensation, and the useful life of property and equipment.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at December 31, 2006. The Company has marketable securities classified as trading and available for sale securities at December 31, 2006. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable equity securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss. For the three months ended December 31, 2006 and 2005, the Company recognized a gain of $33,895 and $40,457 from the sale of marketable equity securities, respectively.

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company's common stock equivalents at December 31, 2006 include 22,911,611 unexercised warrants and options and 663,793 shares issuable upon conversion of Series A preferred stock. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.

STOCK-BASED COMPENSATION

The Company uses Statement of Financial Accounting Standards No. 123 (revised
2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

      o Consulting income is recognized on a straight-line basis over the period of the service agreement.

      o Deferred revenues relates to consulting revenues that is being recognized over the period of the service agreement.

Substantially all of the services the Company provides are paid in common shares issued by its clients. These instruments are classified as marketable equity securities on the consolidated balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115) and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies. For the three months ended December 31, 2006 and 2005, the Company recorded revenues of $0 and $5,000, respectively.


NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $17,243,901 and working capital of $797,871 at December 31, 2006, net losses in three months ended December 31, 2006 of $675,282 and cash used in operations during the three months ended December 31, 2006 of $517,382.While the Company reported net income of $6,210,685 for the fiscal year ended September 30, 2006, its operating results for future periods will include significant expenses, including compensation expense, travel expense, professional fees, marketing costs, and administrative and general overhead expenses, and costs related to the fulfillment of obligations related to its client contracts, which the Company will incur as it continues to implement its business model. As a result, the Company is unable to predict whether it will continue to achieve profitability in the future. There can be no assurances whatsoever that the Company will be able to successfully implement its business model, identify and close acquisitions of operating companies, identify and close contract clients, penetrate its target markets or attain a wide following for its services. The Company is attempting to increase revenues and cash flows and control costs. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds and/or sell its investments in marketable equity securities, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, generate increased revenues, and obtain operating cash from the sale of marketable equity securities received for services. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY

COMMON STOCK

On November 20, 2006, the Company issued 600,000 shares to a Beijing-based consultant for business development services rendered in connection with its GEP operations. The Company valued these common shares at the fair market value on the date of grant of $0.10 per share or $60,000 based on the trading price of common shares. Accordingly, the Company recorded deferred contract costs of $60,000, which will be expensed upon the completion of GEP's contract an environmental technologies company in the power generation and industrial dyeing sectors.

On November 30, 2006, in connection with the appointment of a new board of director, Rodrigo Arboleda, the Company issued 500,000 shares of restricted common stock to the new board of director member for services to be rendered for a one-year period. The Company valued these common shares at the fair market value on the date of grant of $0.135 per share or $67,500 based on the trading price of common shares. Accordingly, the Company recorded stock-based compensation expense of $5,625 and deferred compensation of $61,875, which will be amortized over the remaining service period.

On November 21, 2006, in connection with the settlement of a lawsuit with the Company former director and employee, the Company entered into a settlement and Release Agreement (the "Release Agreement"), whereby the former director and employee returned 1,575,000 shares of the Company's common stock owned by him. The Company cancelled these shares. The parties agreed to release each other from further action and have dismissed the lawsuit with prejudice. In connection with the return of the 1,575,000 shares of common stock, the Company recorded settlement income of $157,500 based on the fair market value of the common stock on the date of settlement of $0.10 per share or $157,500 based on the trading price of common shares.

On December 11, 2006, the Company issued 500,000 shares to a Beijing-based consultant for business development services rendered in connection with its GEP operations. The Company valued these common shares at the fair market value on the date of grant of $0.12 per share or $60,000 based on the trading price of common shares. Accordingly, the Company recorded deferred contract costs of $60,000, which will be expensed upon the completion of GEP's contract with a health foods beverage company.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS AND WARRANTS

As of December 31, 2006, the total future compensation expense related to non-vested and vested options not yet recognized in the consolidated statement of operations is $1,086,934.

A summary of the stock options and warrants as of December 31, 2006 and changes during the period is presented below:

                                                  Number of          Weighted
                                                 Options and          Average
                                                  Warrants        Exercise Price
                                                 -----------      --------------
Balance at beginning of year ...............      22,911,611          $0.133
Granted ....................................               -               -
Exercised ..................................               -               -
Forfeited ..................................               -               -
                                                  ----------          ------
Balance at December 31, 2006 ...............      22,911,611          $0.133
                                                  ==========          ======
Options exercisable at end of period .......      22,911,611          $0.133
                                                  ==========          ======

Weighted average fair value of options
 granted during the period .................                          $    -

The following table summarizes information about employee and consultants stock options and investor warrants outstanding at December 31, 2006:

                                                              Options and Warrants
           Options and Warrants Outstanding                       Exercisable
-------------------------------------------------------   ----------------------------
                                  Weighted
                                   Average     Weighted                       Weighted
 Range of          Number         Remaining     Average        Number         Average
 Exercise      Outstanding at    Contractual   Exercise    Exercisable at     Exercise
  Price      December 31, 2006      Life         Price    December 31, 2006    Price
----------   -----------------   -----------   --------   -----------------   --------
$0.30-0.31       3,213,361        2.35 Years    $0.305        3,213,361        $0.305
     0.145       7,400,000        0.58 Years     0.145        7,400,000         0.145
0.085-0.10       7,923,250        3.56 Years     0.086        7,923,250         0.086
0.056-0.06       4,375,000        0.87 Years     0.059        4,375,000         0.059
             -----------------                 --------   -----------------   --------
                22,911,611                      $0.133       22,911,611        $0.133
             =================                 ========   =================   ========

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2006, the Company incurred $2,905 in accounting fees to a company owned by Adam Wasserman, the Company's chief financial officer for accounting services rendered related to Jin Ma which has been included in deferred contract costs on the accompanying consolidated balance sheet.

During the three months ended December 31, 2006, the Company distributed 3,302,400 shares of SEAA to China West, LLC.


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


NOTE 6 - SUBSEQUENT EVENTS

On January 1, 2007, in connection with the appointment of a new board of director, Robert D. Cain, the Company issued 500,000 shares of restricted common stock to the new board of director member for services to be rendered for a one-year period. The Company valued these common shares at the fair market value on the date of grant of $.14 per share or $70,000 based on the trading price of common shares. Accordingly, the Company recorded deferred compensation of $70,000, which will be amortized over the remaining service period.

On January 22, 2007, the Company entered into a consulting agreement with Venture Spark, LLC, a company owned by Robert D. Cain, a member of the Company's Board of Directors. Venture Spark, LLC agreed to develop a business prospectus and other materials for the Company to be used in business development activities. The Company agreed to pay Venture Sparks, LLC $18,000.

On February 7, 2007, effective February 12, 2007, the Company entered into a one-month investor relations agreement with a third party. In connection with the agreement, the Company paid $16,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the three months ended December 31, 2006 and 2005, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our Form 10-KSB for the year ended September 30, 2006 as filed with the Securities and Exchange Commission.

OVERVIEW

         During fiscal 2005 our operations were related to our computer equipment and accessories division, and our consulting services division. In November 2005, we entered into an agreement to sell our computer services division and the transaction closed in February 2006. The operations of our computer services division are reported as discontinued operations in the financial statements, which are included elsewhere in this quarterly report.

         Following the sale of our computer services division, we have focused substantially all of our time and our resources on our consulting division. In June 2005, we formally established GEP, a limited liability partnership of which we are a 51% owner. Our consulting services are offered through GEP. The minority members of GEP include China West, LLC, holding 25% of GEP, and Shaohua Tan, Inc., a company owned by Dr. Shaohua Tan, a member of our Board of Directors, holding 24% of GEP. We, along with China West, are the managing members of GEP. The Company has also planned to organize additional limited liability companies, dedicated to specific Chinese partner companies. While its equity position in these LLC's may vary, the minimum ownership shall be maintained at 51%, to ensure reporting of consolidated earnings.

         GEP is a full service advisory company specializing in small Chinese-based companies, which are traded on the U.S. public markets. We offer a comprehensive suite of services tailored to the specific needs of our clients. The menu of services offered by GEP includes:

      *  U.S. representative offices

      *  General business consulting services

      *  Merger and acquisition strategy planning and analysis

      * Advice on U.S. capital markets, including assessment of potential sources of investment capital

      *  Coordination of professional resources

      *  Corporate asset evaluation

      *  Public relations

      * Advice and structure assistance for strategic alliances, partnerships and joint ventures

         GEP enters into agreements with its consulting clients, which provide for a fixed fee to it for its services. The amount of fee varies based upon the scope of the services GEP renders. For fiscal year 2006, all of GEP's fees were paid in shares of its client's securities, which are valued at fair market value for the purposes of revenue recognition. The shares received are unregistered shares. Our policy is to sell securities we receive as compensation as soon as we remove any restriction and not to hold these securities as investments.

         In March 2006, GEP signed a General Partnership Agreement with Liang Fang Pharmaceutical, Ltd. ("Liang"), a company registered in the People's Republic of China. In August 2006, GEP and the members of Liang established Lotus Pharmaceutical International, Inc., a Nevada company ("Lotus") and in September 2006, Lotus and its stockholders closed a reverse merger with Lotus Pharmaceuticals, Inc. (formerly S.E. Asia Trading Company, Inc.), a publicly-trading company ("SEAA"). At closing GEP received 13,209,600 restricted, common shares of SEAA for services performed in assisting Lotus facilitate the merger with SEAA and for other business development services. Separately, Lotus has entered into consulting service agreements and equity-related agreements with Beijing Liang Fang Pharmaceutical Co., Ltd. and Beijing En Zhe Jia Shi Pharmaceutical Co., Ltd. We valued the 13,209,600 shares received at $.51 per share based on an accredited business valuation performed by an independent party. Accordingly, during fiscal year 2006, we recorded revenue of $6,736,896 related to the receipt of these restricted marketable equity securities.

         On September 28, 2006, GEP immediately distributed 3,170,304 shares of SEAA to Shaohua Tan, Inc., a company owned by Mr. Tan, which represented 24% of the shares received as compensation for our services and during the three months ended December 31, 2006 distributed 3,302,400 shares of SEAA to the beneficial owner, China West, LLC. We retain control over 6,736,896 shares. The value of the shares held by our company is reflected on our balance sheet at December 31, 2006, which appears elsewhere in this report in restricted marketable equity securities, at market.

         While it is not our policy to hold securities we accept as payment for services as long-term investments, we are not always able to immediately liquidate such securities as a result of either market conditions or restrictions on resale imposed by Federal securities laws. These unsold securities comprise substantially all of our assets. Our balance sheet reflects investments in marketable securities, which are securities, which are freely saleable by us, and restricted investments in marketable securities held for sale, which represent securities, which are not freely saleable under Federal securities laws. Realized gains or losses on securities are recognized at the time the securities are sold. Unrealized gains or losses on trading securities are recognized on a monthly basis in our statement of operations based upon the changes in the fair market value of the securities. Unrealized gains or losses on investment in marketable securities held for sale are recognized as a component of comprehensive income on a monthly basis based on changes in the fair market value of the securities. These changes in valuations of the securities can have the effect of significantly increasing our net income and comprehensive income, if the price of the securities increases from the original value assigned to it at the time the related revenue was recognized. Conversely, if the price were to decline, such decreases could negatively impact our net income and comprehensive income.

         Our revenues for fiscal 2005 and fiscal 2006 were materially dependent on a limited number of consulting clients. In addition, under our present business model, our ability to generate revenues from our consulting contracts is dependent upon factors, which may be out of our control. Accordingly, while we could enter into agreement with companies, which may produce revenue for us in future periods, it is also possible that the events necessary for us to receive payment for our services may never occur. In addition, we are responsible for the payment of various fees and expenses to third parties related to the services we provide, which such payments are not conditioned upon our receipt of payment from our client. While we do not believe it to be likely, it is possible that we could expend significant funds on behalf of a particular client and never earn our fee from that client.

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

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included on this Form 10-KSB as filed with the U.S. Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

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

         Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at December 31, 2006. We have marketable securities classified as trading and available for sale securities at December 31 2006. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for three consecutive quarters, absent evidence to the contrary.

         Revenue recognition - We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our revenues stream:

      o Consulting income is recognized on a straight-line basis over the period of the service agreement.

      o Deferred revenues relates to consulting revenues that is being recognized over the period of the service agreement.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED THE THREE MONTHS ENDED DECEMBER 31, 2005

REVENUES

         For the three months ended December 31, 2006, we had consolidated revenues of $0 as compared to $5,000 for the three months ended December 31, 2005, a decrease of $5,000 or 100%. During the three months ended December 31, 2006, we spent a substantial amount of time coordinating and facilitating the completion of services in connection with the agreement entered between GEP and Jin Ma Group Company, Ltd. ("Jin Ma"), a real estate development company in Western China. We anticipate that this transaction will be completed in the near future at such time GEP will receive a significant equity position in Gold Horse and ongoing consulting fees for coordination and oversight of its U.S. business activities. We currently have a limited number of client companies, and for the year ended September 30, 2006, one of our clients represented approximately 99.9% of our total revenues. While we continue to market our consulting services, we may need to raise additional working capital to fund our daily operations and the commitments to our client contracts. Accordingly, we may be limited in the amount of engagements we accept from additional consulting clients, thereby limiting our ability to generate revenues in future periods. We cannot assure you that we will ever be able to successfully implement our expanded business model or increase our revenues in future periods.

OPERATING EXPENSES

         For the three months ended December 31, 2006, operating expenses which include consulting fees, salaries and non-cash compensation, and other selling, general and administrative, were $848,224 compared to $271,242 for the three months ended December 31, 2005,an increase of $576,982 or 213%.

         The increase in operating expenses was primarily attributable to the following:

      o Our consulting expense increased to $51,730 for the three months ended December 31, 2006 from $0 for the three months ended December 31, 2005, an increase of $51,730. The increase was primarily due to the recognition of stock-based consulting expenses of $44,556 from amortization of deferred compensation in connection with the granting of common stock and stock options to consultants in fiscal year 2006.

      o Salaries and stock-based compensation expense increased to $616,982 for the three months ended December 31, 2006 from $194,162 for three months ended December 31, 2005, an increase of $422,820 or 218%. The increase in salaries and stock-based compensation expense was attributable to an increase in the amount of stock-based compensation of $474,356 recognized from amortization of deferred compensation in connection with the granting of stock options to officers, employees, and directors in fiscal 2006 offset by a decrease in overall salary expense. Additionally, at December 31, 2006, we had deferred compensation of $249,455 and there was approximately $1,087,000 of total unrecognized compensation expense related to option-based compensation arrangements which will be amortized into expense during fiscal 2007.

      o Other selling, general and administrative expenses increased to $179,512 for the three months ended December 31, 2006 from $77,080 for the three months ended December 31, 2005, a decrease of $102,432 or 133%. Other selling, general and administrative expenses included the following:

                                                       2006       2005
                                                     --------   -------

         Professional fees .......................   $127,632   $33,833
         Rent ....................................     14,089    11,100
         Travel and entertainment ................      7,481    14,040
         Other selling, general and administrative     30,310    18,107
                                                     --------   -------

              Total ..............................   $179,512   $77,080
                                                     ========   =======

         Professional fees increased by $93,799 or 277% for the three months ended December 31, 2006 primarily due to an increase in legal fees of $81,656 related to general corporate matters, a litigation matter against a former employee, and other legal matters in which we are the plaintiff. Additionally, we incurred an increase in auditing fees of approximately $10,000.

         Rent expense increased to $14,089 for the three months ended December 31, 2006 from $11,100 for three months ended December 31, 2005, an increase of $2,989 or 27%. The increase in rent was primarily attributable to an increase in common area maintenance expenses and the leasing on a month-to-month basis office space in Beijing, China.

         During the three months ended December 31, 2006, travel related expenses decreased by $6,559 or 47% as compared to the 2005 period and was attributable to a decrease in the number of staff traveling to China.

         Other selling, general and administrative expenses include office expenses and supplies, telephone and communications, and other expenses. For the three months ended December 31, 2006, other selling, general and administrative expenses amounted to $30,310 compared to $18,107 during the three months ended December 31, 2005, an increase of $12,203 or 67%. The increase was attributable to an increase in operational activities as we further develop our consulting services segment.

GAIN FROM SALE OF MARKETABLE SECURITIES

         For the three months ended December 31, 2006, we recorded a gain from the sale of marketable securities of $33,895 compared to a $40,457 for the three months ended December 31, 2005. The gain from the sale of marketable securities relates to marketable securities that we had purchased and previously received for business development services rendered by us and which we had previously valued and recorded as revenue over the contract period. The gain represents the difference in the sale price of the marketable securities and the fair value of services provided which was previously recorded as revenue. Additionally, in connection with services previously rendered, we were granted warrants to purchase marketable securities, which we exercised at a price less than fair market value. These marketable securities were sold and contributed to the gain from sale of marketable securities.

UNREALIZED LOSS ON TRADING SECURITIES

         We recorded an unrealized loss on trading securities of $25,601 for the three months ended December 31, 2006 as compared to $0 for the three months ended December 31, 2005. The unrealized loss on trading securities relates to marketable securities that we had previously received for business development services rendered by us and which we had previously valued and recorded as revenue over the contract period. The loss represents the difference between the fair values at the end of each reporting period.

SETTLEMENT INCOME

         On November 21, 2006, in connection with the settlement of a lawsuit with our former director and employee, we entered into a settlement and Release Agreement (the "Release Agreement"), whereby the former director and employee returned 1,575,000 shares of the Company's common stock owned by him. We cancelled these shares. The parties agreed to release each other from further action and have dismissed the lawsuit with prejudice. In connection with the return of the 1,575,000 shares of common stock, we recorded settlement income of $157,500 based on the fair market value of the common stock on the date of settlement of $.10 per share or $157,500 based on the trading price of common shares.

GAIN (LOSS) FROM DISCONTINUED OPERATIONS

         For the three months ended December 31, 2005, we recorded a gain from discontinued operations of $2,624 associated with the discontinuation of our Chorry subsidiary, which was sold on February 14, 2006 as compared to $0 for the three months ended December 31, 2006.

MINORITY INTEREST

         For the three months ended December 31, 2006, we reported a minority interest income of $2,526 as compared to $0 for the three months ended December 31, 2005. In 2006, the minority interest is attributable to GEP's minority interest members, and had the effect of reducing our net loss.

OVERALL

         We reported net loss for the three months ended December 31, 2006 of $675,282 compared to a net loss for the three months ended December 31, 2005 of $223,123. This translates to an overall per-share loss available to shareholders of $.01 for the three months ended December 31, 2006 compared to per-share loss of $0 for three months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2006, we had cash on hand of approximately $735,000 and working capital of approximately $798,000. Our current assets primarily include approximately $74,600 in investments in trading marketable equity securities, and $323,388 in deferred contract costs associated with on-going client contracts. Our current liabilities primarily consist of $201,801 of accounts payable and $150,709 of liabilities from discontinued operations. During the three months ended December 31, 2006, we sold approximately $500,000 of our investments in trading marketable equity securities to fund our operations.

         At December 31, 2006, our marketable equity securities consist of the following:

                   Description                                 Fair Market Value
                   -----------                                 -----------------

Un-restricted marketable equity securities:
------------------------------------------
   Sunwin International Neutraceuticals, Inc. (SUWN.OB) .......    $   24,920
   Dragon International Corp (DRGG.OB) ........................        49,400
   Com-Guard.com, Inc. (CGUD,PK) ..............................           340
                                                                   ----------

                                                                   $   74,660
                                                                   ==========

Restricted marketable equity securities:
----------------------------------------
   Lotus Pharmaceuticals, Inc. (LTUS.OB) ......................    $3,435,817
   Dragon Capital Group (DRGV.PK) .............................       662,722
                                                                   ----------

                                                                   $4,098,539
                                                                   ==========

         While the value of investments in restricted marketable equity securities held for sale represent substantially all of our assets, we are not presently able to liquidate these securities and generate cash to pay our operating expenses. Under Federal securities laws these securities cannot be readily resold by us generally absent a registration of those securities under the Securities Act of 1933. We have been advised by the client company that intends to register a portion of our shares in a registration statement if it is successful in finalizing its private placement in the near future. This client, however, is under no contractual obligation to register those shares and we cannot predict when, if ever, that we will be able to liquidate those securities or the amount of proceeds we can expect to receive from the sale. While under generally accepted accounting principles we are required to reflect the fair value of these securities on our balance sheet, they are not readily convertible into cash.

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

         Net cash used in operations was $517,382 for the three months ended December 31, 2006 as compared to net cash used in operations of $63,890 for the three months ended December 31, 2005, an increase of $453,492 or 710%. For the three months ended December 31, 2006, we used cash to fund our net loss of $675,282 offset by non-cash items such as stock-based compensation of $518,912, depreciation expense of $1,456, unrealized loss on trading securities of $25,601, non-cash settlement income of $157,500, changes in assets and liabilities of $194,148 and a gain on sale of marketable securities of $33,895. For the three months ended December 31, 2005, we used cash to fund our net loss of $225,747 ($223,123 from continuing operations and $2,624 from discontinued operation) offset by non-cash items such as stock-based compensation of $193,792, depreciation expenses of $1,792, and changes in assets and liabilities of $7,898 and as well as add back of other non-cash items such as gain on sale marketable securities of $40,457 and minority interest income of $2,526.

         Net cash provided by investing activities for the three months ended December 31, 2006 was $532,081 as compared to net cash provided by investing activities for the three months ended December 31, 2005 of $81,151. For the three months ended December 31, 2006, we received cash from the sale of marketable securities of $534,001 and purchased of office equipment amounted to $1,920. For the three months ended December 31, 2005, we received cash from the sale of marketable securities of $81,151.

         Net cash provided by financing activities was $127,734 for the three months ended December 31, 2006 as compared to net cash provided by financing activities of $0 for the three months ended December 31, 2005. For the three months ended December 31, 2006, net cash provided by financing activities was related to a contribution from a minority interest of $127,733.

         We currently have no material commitments for capital expenditures.

         Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful. There are no assurances that such capital will be available to us when needed or upon terms and conditions, which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy and we could be forced to limit or cease our operations.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         KEKE ZHANG A/K/A KATHERINE ZHANG VS. GENESIS TECHNOLOGY GROUP, INC., A FLORIDA CORPORATION AND GARY L. WOLFSON - CASE NO. 50 2006 CA 003447, PALM BEACH COUNTY, FLORIDA
         -----------------------------------------------------------------------

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On November 20, 2006, we issued 600,000 shares to a Beijing-based consultant for business development services rendered in connection with its GEP operations. We valued these common shares at the fair market value on the date of grant of $0.10 per share or $60,000 based on the trading price of common shares.

         On November 30, 2006, in connection with the appointment of a new board of director, Rodrigo Arboleda, we issued 500,000 shares of restricted common stock to the new board of director member for services to be rendered for a one year period. The Company valued these common shares at the fair market value on the date of grant of $0.135 per share or $67,500 based on the trading price of common shares.

         On December 11, 2006, we issued 500,000 shares to a Beijing-based consultant for business development services rendered in connection with its GEP operations. We valued these common shares at the fair market value on the date of grant of $0.12 per share or $60,000 based on the trading price of common shares.

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


                                      GENESIS TECHNOLOGY GROUP, INC.


February 14, 2007                     By: /s/ Gary L. Wolfson
                                          -------------------
                                          Gary L. Wolfson
                                          Chief Executive Officer


February 14, 2007                     By: /s/ Adam Wasserman
                                          ------------------
                                          Adam Wasserman
                                          Chief Financial and Accounting Officer