Form 10QSB
period 2007-03-31
GENESIS TECHNOLOGY GROUP INC
filed 2007-05-18
CIK 1091164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2007

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


                           7900 GLADES ROAD, SUITE 420
                            BOCA RATON, FLORIDA 33434
                            -------------------------
                    (Address of principal executive offices)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 15, 2007, there were 84,641,977 outstanding shares of common stock, $.001 par value per share.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED March 31, 2007

                                      INDEX
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheet
            March 31, 2007 (Unaudited)...................................      3

   Consolidated Statements of Operations (Unaudited)
            For the Three and Six Months Ended March 31, 2007............      4

   Consolidated Statements of Cash Flows (Unaudited)
            For the Six Months Ended March 31, 2007......................      5

   Notes to Unaudited Consolidated Financial Statements..................   6-13

   Item 2 - Management's Discussion and Analysis or Plan of Operation....  14-25

   Item 3 - Controls and Procedures......................................  25-26


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................................     26

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..     27

   Item 3 - Default upon Senior Securities ..............................     27

   Item 4 - Submission of Matters to a Vote of Security Holders..........     27

   Item 5 - Other Information............................................     27

   Item 6 - Exhibits.....................................................     27

   Signatures............................................................     28

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................  $    157,467
  Marketable equity securities, at market .......................       120,080
  Prepaid expenses and other current assets .....................        55,625
  Deferred contract costs .......................................       410,223
                                                                   ------------

      Total Current Assets ......................................       743,395

PROPERTY AND EQUIPMENT - Net ....................................        14,552

OTHER ASSETS:
  Restricted marketable equity securities, at market ............     7,252,335
  Other assets ..................................................        19,583
                                                                   ------------

      Total Assets ..............................................  $  8,029,865
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses .........................  $    136,677
  Liabilities of discontinued operations ........................       150,709
                                                                   ------------

      Total Current Liabilities .................................       287,386
                                                                   ------------

MINORITY INTEREST ...............................................        54,003
                                                                   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized)
  Convertible preferred stock  Series A ($.001 Par Value; 218,000
    Shares Authorized; 15,400 shares issued and outstanding) ....            15
  Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
    84,213,406 shares issued and outstanding) ...................        84,214
  Additional paid-in capital ....................................    22,822,167
  Accumulated deficit ...........................................   (18,199,589)
  Less: treasury stock, at cost (10,000 shares) .................        (2,805)
  Less: deferred compensation ...................................      (240,524)
  Less: subscription receivable .................................      (182,340)
  Accumulated other comprehensive income ........................     3,407,338
                                                                   ------------

      Total Shareholders' Equity ................................     7,688,476
                                                                   ------------

      Total Liabilities and Shareholders' Equity ................  $  8,029,865
                                                                   ============

            See notes to unaudited consolidated financial statements

                                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     For the Three Months Ended       For the Six Months Ended
                                                              March 31,                       March 31,
                                                    ----------------------------    ----------------------------
                                                        2007            2006            2007            2006
                                                    ------------    ------------    ------------    ------------
                                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
NET REVENUES ....................................   $          -    $      5,000    $          -    $     10,000
                                                    ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Consulting ....................................        115,262               -         166,992               -
  Salaries and stock-based compensation .........        618,756         152,234       1,235,738         356,496
  Selling, general and administrative ...........        228,134         128,062         407,646         195,042
                                                    ------------    ------------    ------------    ------------

        Total Operating Expenses ................        962,152         280,296       1,810,376         551,538
                                                    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ............................       (962,152)       (275,296)     (1,810,376)       (541,538)
                                                    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Gain from sale of marketable securities .......              -         502,125          33,895         542,582
  Unrealized loss on trading securities .........         (8,580)        (34,181)              -
  Settlement income .............................              -         157,500               -
  Interest income ...............................          1,801             747           6,423             785
                                                    ------------    ------------    ------------    ------------

        Total Other Income (Expense) ............         (6,779)        502,872         163,637         543,367
                                                    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS,
  INCOME TAXES AND MINORITY INTEREST ............       (968,931)        227,576      (1,646,739)          1,829
                                                    ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS:
  Gain from disposal of discontinued operations .              -         274,058               -         274,058
  Gain from discontinued operations .............              -               -               -           2,624
                                                    ------------    ------------    ------------    ------------

        Total gain from Discontinued Operations .              -         274,058               -         276,682
                                                    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY
  INTEREST ......................................       (968,931)        501,634      (1,646,739)        278,511

PROVISION FOR INCOME TAXES ......................              -               -               -               -
                                                    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST ..........       (968,931)        501,634      (1,646,739)        278,511

MINORITY INTEREST IN LOSS OF SUBSIDIARY .........         13,243               -          15,769               -
                                                    ------------    ------------    ------------    ------------

NET INCOME (LOSS) ...............................   $   (955,688)   $    501,634    $ (1,630,970)   $    278,511
                                                    ============    ============    ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
  Net loss from continuing operations ...........   $      (0.01)   $          -    $      (0.02)   $          -
  Net loss from discontinued operations .........              -               -               -               -
                                                    ------------    ------------    ------------    ------------

  Net loss per common share .....................   $      (0.01)   $          -    $      (0.02)   $          -
                                                    ============    ============    ============    ============

  Weighted common shares outstanding - basic ....     84,543,919      73,426,603      84,215,331      71,568,379
                                                    ============    ============    ============    ============
  Weighted common shares outstanding - diluted ..     84,543,919      77,618,100      84,215,331      73,874,470
                                                    ============    ============    ============    ============

                             See notes to unaudited consolidated financial statements

                                                      - 4 -

                               GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 For the Six Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                    2007           2006
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................................   $(1,630,970)   $   278,511
  Income from discontinued operations .......................................             -        276,682
                                                                                -----------    -----------
  Income (loss) from continuing operations ..................................    (1,630,970)         1,829
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation ............................................................         3,009          3,958
    Minority interest income ................................................       (15,769)             -
    Gain on sale of marketable securities ...................................       (33,895)      (542,582)
    Unrealized loss on trading securities ...................................        34,181              -
    Stock-based compensation and consulting .................................     1,015,561        353,126
    Settlement income .......................................................      (157,500)             -
    Impairment loss .........................................................        26,000              -
  Changes in assets and liabilities:
    Prepaid and other current assets ........................................       (48,895)        (4,036)
    Deferred contract costs .................................................      (189,720)             -
    Other assets ............................................................             -          4,327
    Accounts payable and accrued expenses ...................................       (70,827)        36,050
    Due to related party ....................................................       (75,000)             -
    Deferred revenue ........................................................             -        (10,000)
                                                                                -----------    -----------

  Net cash used in continuing operations activities .........................    (1,143,825)      (157,328)
                                                                                -----------    -----------

  Net cash used in discontinued operations ..................................             -         (1,168)
                                                                                -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES .......................................    (1,143,825)      (158,496)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ......................................................        (1,920)             -
  Purchase of marketable securities .........................................      (100,200)
  Proceeds from sale of marketable securities ...............................       534,001        613,537
                                                                                -----------    -----------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES .............................       532,081        513,337
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances ......................................             -         13,800
  Proceeds from exercise of stock options and warrants ......................             -        501,506
  Contributions from LLC members ............................................       176,601              -
                                                                                -----------    -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .............................       176,601        515,306
                                                                                -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH .....................................             -          1,170
                                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH .............................................      (435,143)       871,317

CASH - beginning of year ....................................................       592,610         17,887
                                                                                -----------    -----------

CASH - end of period ........................................................   $   157,467    $   889,204
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

  Cash paid for:
    Interest ................................................................   $         -    $         -
                                                                                ===========    ===========
    Income taxes ............................................................   $         -    $         -
                                                                                ===========    ===========

  Non-cash investing and financing activities:
    Distribution of marketable securities to LLC member for minority interest   $ 1,684,224    $         -
                                                                                ===========    ===========
    Issuance of common stock for deferred contract costs ....................   $   120,000    $         -
                                                                                ===========    ===========
    Preferred stock dividend paid with common stock .........................   $         -    $    88,304
                                                                                ===========    ===========
    Common stock issued for debt ............................................   $         -    $    13,902
                                                                                ===========    ===========

                          See notes to unaudited consolidated financial statements

                                                   - 5 -

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

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

Effective June 20, 2005, the Company formally established Genesis Equity Partners LLC ("GEP"), a Florida limited liability partnership, in which it owns 51% and strategic partners own the remaining 49%. Subsequently, the Company organized additional limited liability companies, dedicated to specific Chinese partner companies. While its equity position in these LLC's may vary, the minimum ownership shall be maintained at 51%, to ensure reporting of consolidated earnings. The following limited liability companies have been established during the three months ended March 31, 2007:

   o Genesis Equity Partners, LLC (Huayang) - established in the State of Delaware on February 1, 2007 and currently owned 100% by the Company.

   o Genesis Equity Partners, LLC (Liziyuan) -established in the State of Delaware on February 27, 2007 and currently owned 100% by the Company.

   o Genesis Equity Partners, LLC (Site) - established in the State of Delaware on March 28, 2007 and currently owned 100% by the Company.

GEP has incurred approximately $410,223 of legal, audit and other related fees and expenses in connection with the signing of these agreements, which have been recorded as deferred contract costs in the accompanying balance sheet. While the earning of a significant equity position in these partner companies could positively impact the earnings and assets of the Company, it also carries significant risks, including--but not limited to--such circumstances as (1) the audit may conclude that the Chinese partner companies do not have the value or potential concluded in the screening and pre-audit stages; (2) the Chinese partner companies maintain the right to cancel the GEP contracts, with just 60 days' notice, until it reaches public company status; and (3), for a variety of reasons, the Chinese partner companies may never reach public company status.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending September 30, 2007.

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

MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of investments in equity of publicly-traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at March 31, 2007. The Company has marketable securities classified as trading and available for sale securities at March 31, 2007. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable equity securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company's common stock equivalents at March 31, 2007 include 22,911,611 unexercised warrants and options and 663,793 shares issuable upon conversion of Series A preferred stock. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $18,199,589 and working capital of $456,009 at March 31, 2007, net losses in six months ended March 31, 2007 of $1,630,970 and cash used in operations during the six months ended March 31, 2007 of $1,143,825.While the Company reported net income of $2,909,606 for the fiscal year ended September 30, 2006, its operating results for future periods will include significant expenses, including compensation expense, travel expense, professional fees, marketing costs, and administrative and general overhead expenses, and costs related to the fulfillment of obligations related to its client contracts, which the Company will incur as it continues to implement its business model. As a result, the Company is unable to predict whether it will continue to achieve profitability in the future. There can be no assurances whatsoever that the Company will be able to successfully implement its business model, identify and close acquisitions of operating companies, identify and close contract clients, penetrate its target markets or attain a wide following for its services. The Company is attempting to increase revenues and cash flows and control costs. While the Company believes in the viability of its strategy to generate sales volume and in its ability to raise additional funds and/or sell its investments in marketable equity securities, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, generate increased revenues, and obtain operating cash from the sale of marketable equity securities received for services. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 3 - MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of investments in equity of publicly traded companies and are stated at market value based on the most recently traded price of these securities at March 31, 2007. The Company has marketable securities classified as trading and available for sale securities at March 31, 2007. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable equity securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss. For the six months ended March 31, 2007 and 2006, the Company recognized a gain of $33,895 and $542,582 from the sale of trading marketable equity securities, respectively, which has been reflected in the accompanying consolidated statement of operations. Additionally, the Company recognized an unrealized loss on trading securities of $34,181 and $0, respectively, which has been reflected in the accompanying consolidated statement of operations. For the three months ended March 31, 2007, the Company recorded an unrealized gain of $3,120,220 which primarily related to an increase in the fair value of 6,736,896 shares we hold in Lotus Pharmaceuticals, Inc. ("Lotus") of $3,301,079 based on a recent private placement of Lotus.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

NOTE 4 - INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES

Certain securities that the Company may receive for services can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18")

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. For the six months ended March 31, 2007, the Company recorded an impairment loss of $26,000 related to its remaining securities in a Chinese limited liability company which has been included in other selling, general and administrative expenses on the accompanying consolidated statement of operations.

NOTE 5 - STOCKHOLDERS' EQUITY

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

On November 30, 2006, in connection with the appointment of a new board of director, Rodrigo Arboleda, the Company issued 500,000 shares of restricted common stock to the new board of director member for services to be rendered for a one-year period. The Company valued these common shares at the fair market value on the date of grant of $0.135 per share or $67,500 based on the trading price of common shares. Accordingly, the Company recorded stock-based compensation expense of $22,500 and deferred compensation of $45,000, which will be amortized over the remaining service period.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

On January 1, 2007, in connection with the appointment of a new board of director, Robert D. Cain, the Company issued 500,000 shares of restricted common stock to the new board of director member for services to be rendered for a one-year period. The Company valued these common shares at the fair market value on the date of grant of $.14 per share or $70,000 based on the trading price of common shares. Accordingly, the Company recorded stock-based compensation expense of $17,500 and deferred compensation of $52,500, which will be amortized over the remaining service period.

On March 29, 2007, the Company cancelled 343,706 shares of common stock previously issued to officers of the Company. In connection with the return of the 343,706 shares of common stock, the Company reduced stock-based compensation expense by $48,119 based on the fair market value of the common stock on the date of cancellation of $0.14 per share or $48,119 based on the trading price of common shares.

For the six months ended March 31, 2007, stock-based compensation expense amounted to $80,993.

STOCK OPTIONS AND WARRANTS

For the six months ended March 31, 2007, the Company recorded stock-based compensation expense of $934,568 related to stock options granted in fiscal 2006, which is being amortized over the remaining service period. As of March 31, 2007, the total future compensation expense related to vested options not yet recognized in the consolidated statement of operations is $621,097.

A summary of the stock options and warrants as of March 31, 2007 and changes during the period is as follows:

                                                Number of        Weighted
                                               Options and        Average
                                                Warrants      Exercise Price
                                               -----------    --------------
      Balance at beginning of year ........     22,911,611        $0.133
      Granted .............................              -             -
      Exercised ...........................              -             -
      Forfeited ...........................              -             -
                                               -----------        ------
      Balance at March 31, 2007 ...........     22,911,611        $0.133
                                               ===========        ======

      Options and warrants exercisable
        at end of period ..................     22,911,611        $0.133
                                               ===========        ======

      Weighted average fair value of
       options granted during the period ..                       $    -

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about employee and consultants stock options and investor warrants outstanding at March 31, 2007:

                                                              Options and Warrants
           Options and Warrants Outstanding                       Exercisable
-------------------------------------------------------   ----------------------------
                                  Weighted
                                   Average     Weighted                       Weighted
 Range of          Number         Remaining     Average        Number         Average
 Exercise      Outstanding at    Contractual   Exercise    Exercisable at     Exercise
  Price        March 31, 2007       Life        Price      March 31, 2006      Price
----------   -----------------   -----------   --------   -----------------   --------
$0.30-0.31       3,213,361        2.10 Years    $0.305        3,213,361        $0.305
     0.145       7,400,000        0.33 Years     0.145        7,400,000         0.145
0.085-0.10       7,923,250        3.31 Years     0.086        7,923,250         0.086
0.056-0.06       4,375,000        0.62 Years     0.059        4,375,000         0.059
             -----------------                 --------   -----------------   --------
                22,911,611                      $0.133       22,911,611        $0.133
             =================                 ========   =================   ========

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2007, the Company incurred $4,615 in accounting fees to a company owned by Adam Wasserman, the Company's chief financial officer for accounting services rendered related to Jin Ma which has been included in deferred contract costs on the accompanying consolidated balance sheet.

During the six months ended March 31, 2007, the Company distributed 3,302,400 shares of Lotus Pharmaceuticals, Inc. to China West, LLC, a member of GEP LLC, organized in the State of Florida. China West, LLC is not a member of the GEP limited liability companies organized in the State of Delaware, as described herein. GEP LLC (Florida) is the entity through which Lotus and Gold Horse International, Inc. entered the private-to-public program.

On January 22, 2007, the Company entered into a consulting agreement with Venture Spark, LLC, a company owned by Robert D. Cain, a member of the Company's Board of Directors. Venture Spark, LLC agreed to develop a business prospectus and other materials for the Company to be used in business development activities. In connection with this agreement, the Company paid Venture Sparks, LLC $18,000.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

NOTE 7 - CONTINGENCIES

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

NOTE 8 - SUBSEQUENT EVENTS

On April 13, 2007, the Company issued 428,571 common shares to a Beijing-based consultant for business development services rendered in connection with its GEP operations. The Company valued these common shares at the fair market value on the date of grant of $0.14 per share or $60,000 based on the trading price of common shares. Accordingly, the Company recorded deferred contract costs of $60,000, which will be expensed upon the completion of a certain GEP contract.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the six months ended March 31, 2007 and 2006, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented in our Form 10-KSB for the year ended September 30, 2006 as filed with the Securities and Exchange Commission.

OVERVIEW

         In June 2005, we formally established GEP, a Florida limited liability partnership of which we are a 51% owner. Our consulting services are offered through GEP. The minority members of GEP (Florida) include China West, LLC, holding 25% of GEP, and Shaohua Tan, Inc., a company owned by Dr. Shaohua Tan, a member of our Board of Directors, holding 24% of GEP (Florida). We, along with China West, are the managing members of GEP (Florida). The Company has also organized additional limited liability companies, dedicated to specific Chinese partner companies. While its equity position in these LLC's may vary, the minimum ownership shall be maintained at 51%, to ensure reporting of consolidated earnings. The following limited liability companies have been established during the three months ended March 31, 2007:

      o Genesis Equity Partners, LLC (Huayang) - established in the State of Delaware on February 1, 2007 and currently owned 100% by the Company.

      o Genesis Equity Partners, LLC (Liziyuan) -established in the State of Delaware on February 27, 2007 and currently owned 100% by the Company.

      o Genesis Equity Partners, LLC (Site) - established in the State of Delaware on March 28, 2007 and currently owned 100% by the Company.

         GEP is a full service advisory company specializing in small Chinese-based companies, which are traded on the U.S. public markets. We offer a comprehensive suite of services tailored to the specific needs of our clients. The menu of services offered by the GEP partner companies includes:

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

      *  Coordination of professional resources

      *  Corporate asset evaluation

      *  Public relations

      * Advice and structure assistance for strategic alliances, partnerships and joint ventures

         GEP enters into agreements with its consulting clients, which provide for a fixed fee to it for its services. The amount of fee varies based upon the scope of the services GEP renders. For fiscal year 2006, all of GEP's fees were paid in shares of its client's securities, which are valued at fair market value for the purposes of revenue recognition. For the six months ended March 31, 2007, GEP has not received any such shares. The shares received are unregistered shares. Our policy is to sell securities we receive as compensation as soon as we remove any restriction and not to hold these securities as investments.

         In March 2006, GEP, organized in the State of Florida, signed a General Partnership Agreement with Liang Fang Pharmaceutical, Ltd. ("Liang"), a company registered in the People's Republic of China. In August 2006, GEP and the members of Liang established Lotus Pharmaceutical International, Inc., a Nevada company ("Lotus") and in September 2006, Lotus and its stockholders closed a reverse merger with Lotus Pharmaceuticals, Inc. (formerly S.E. Asia Trading Company, Inc.), a publicly-trading company ("LTUS"). At closing GEP received 13,209,600 restricted common shares of LTUS for services performed in assisting Lotus facilitate the merger with LTUS and for other business development services. We valued the 13,209,600 shares received at $.51 per share based on an accredited business valuation performed by an independent party. Accordingly, during fiscal year 2006, we recorded revenue of $6,736,896 related to the receipt of these restricted marketable equity securities. On September 28, 2006, GEP immediately distributed 3,170,304 shares of LTUS to Shaohua Tan, Inc., a company owned by Mr. Tan, which represented 24% of the shares received as compensation for our services and during the six months ended March 31, 2007 distributed 3,302,400 shares of LTUS to the beneficial owner, China West, LLC. We retain control over 6,736,896 shares. The value of the shares held by our company is reflected on our balance sheet at March 31, 2007, which appears elsewhere in this report in restricted marketable equity securities, at market.

         In the fall of 2005, GEP, organized in the State of Florida, signed a contract with The Jin Ma Group Company, Ltd. ("Jin Ma"), a real estate development company in Western China, to globalize its operations in the areas of real estate, construction, and hospitality. Jin Ma has been active in its industry since its founding in 1980. To be known in the U.S. as Gold Horse International, Inc., a Nevada corporation, GEP will receive a significant equity position in Gold Horse and ongoing consulting fees for coordination and oversight of its U.S. business activities. We are assisting Jin Ma in the final stages of this contract and expect that Jin MA will finalize the closing of a reverse merger with a public company in June 2007.

         On November 20, 2006, GEP, organized in the State of Delaware, signed a contract with an environmental technologies company in the power generation and industrial dyeing sectors. GEP could receive a significant equity position and ongoing consulting fees for coordination and oversight of its U.S. business activities This Chinese company required that GEP refrain from publicizing its name or exact location until the audit by an accredited US accounting firm has been completed. GEP is responsible for paying for the audit, and the procedure typically takes 60-120 days, unless unforeseen complexities are discovered during the process. A New York-based auditing firm was engaged in early February 2007.

         On March 11, 2007, GEP organized in the State of Delaware, signed a contract with a health foods beverage company. GEP could receive a significant equity position and ongoing consulting fees for coordination and oversight of its U.S. business activities. This Chinese company required that GEP refrain from publicizing its name or exact location until the audit by an accredited US accounting firm has been completed. GEP is responsible for paying for the audit, and the procedure typically takes 60-120 days, unless unforeseen complexities are discovered during the process.

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

         Our revenues for fiscal 2006 and fiscal 2007 were materially dependent on one consulting client. In addition, under our present business model, our ability to generate revenues from our consulting contracts is dependent upon factors, which may be out of our control. Accordingly, while we could enter into agreement with companies, which may produce revenue for us in future periods, it is also possible that the events necessary for us to receive payment for our services may never occur. In addition, we are responsible for the payment of various fees and expenses to third parties related to the services we provide, which such payments are not conditioned upon our receipt of payment from our client. While we do not believe it to be likely, it is possible that we could expend significant funds on behalf of a particular client and never earn our fee from that client.

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

SPECIAL CONSIDERATIONS REGARDING THE INVESTMENT ACT OF 1940

         It has not been the intention of the Company to function as an investment company and to be primarily engaged and operate in a manner in which its asset base would be comprised in substantial part of securities and passive investments in which the Company would not have a significant control relationship. As is evidenced from the Company's historical experience, its primary asset until mid-February 2006 was its 80% owned subsidiary, Chorry Technology Development Co., Ltd. In addition, the Company has held at least a majority owned interest in several other companies which were disposed of or discontinued their operations between the end of 2004 and September 30, 2006.

         U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities, are subject to regulation under the Investment Company Act of 1940. While we do not believe our company is an "investment company" within the scope of the Investment Company Act of 1940, by virtue of the percentage of the value of securities that we hold to our total assets, under certain circumstances we could be subject to the provisions of the Investment Company Act of 1940 in the event we are unable to fulfill our business model in a timely manner.

         Because Investment Company Act regulation is, for the most part, inconsistent with our business model, we cannot feasibly operate our business as a registered investment company. Our board of directors has adopted a resolution stating that it is not our intent to become subject to the Investment Company Act of 1940 and authorizing our officers to take such actions as are necessary, including the periodic liquidation of any marketable equity securities we may own to reduce those holdings below the threshold level as prescribed by the Investment Company Act of 1940. There are no assurances we will be able to timely liquidate a sufficient number of these shares or increase our asset base in a manner so as to reduce our holdings to a level below the necessary threshold. If we are deemed to be, and are required to register as, an investment company, we will be forced to comply with substantive requirements under the Investment Company Act of 1940, including:

      o  limitations on our ability to borrow;

      o  limitations on our capital structure;

      o  restrictions on acquisitions of interests in associated companies;

      o  prohibitions on transactions with affiliates;

      o  restrictions on specific investments; and

      o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

         Given the significant number of shares that we own, it is possible that our future sales of securities will create downward pressure on the trading price for that stock. We are unable at this time to predict the amount of proceeds we will inevitably receive from the sale of these shares.

SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

         Unless there are further postponements by the Securities and Exchange Commission of the enactment of Section 404 of the Sarbanes-Oxley Act of 2002 as it relates to small business issuers such as our company, in connection with our annual report for our fiscal year ending December 31, 2007 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls as we do not have the expertise to conduct the necessary evaluation. While we have yet to engage such a consulting firm, we expect to incur consulting fees in developing the necessary documentation and testing procedures required. We are unable at this time to predict the amount of these fees

CRITICAL ACCOUNTING POLICIES

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

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included on our 10-KSB as filed with the U.S. Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

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

         Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at March 31, 2007. We have marketable securities classified as trading and available for sale securities at March 31 2007. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for three consecutive quarters, absent evidence to the contrary.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2007 COMPARED THE SIX MONTHS ENDED MARCH 31, 2006

REVENUES

         For the six months ended March 31, 2007, we had consolidated revenues of $0 as compared to $10,000 for the six months ended March 31, 2006, a decrease of $10,000 or 100%. During the six months ended March 31, 2007, we spent a substantial amount of time coordinating and facilitating the completion of services in connection with the agreement entered between GEP and Jin Ma Group Company, Ltd. ("Jin Ma"), a real estate development company in Western China and the signing of agreements with new clients. We anticipate that the Jin Ma transaction will be completed in June 2007 and at closing of this transaction GEP will receive a significant equity position in Jin Ma and ongoing consulting fees for coordination and oversight of its U.S. business activities. We currently have a limited number of client companies, and for the year ended September 30, 2006, one of our clients represented approximately 99.9% of our total revenues. While we continue to market our consulting services, we may need to raise additional working capital to fund our daily operations and the commitments to our client contracts. Accordingly, we may be limited in the amount of engagements we accept from additional consulting clients, thereby limiting our ability to generate revenues in future periods. We cannot assure you that we will ever be able to successfully implement our expanded business model or increase our revenues in future periods.

OPERATING EXPENSES

         For the six months ended March 31, 2007, operating expenses which include consulting fees, salaries and non-cash compensation, and other selling, general and administrative, were $1,810,376 compared to $551,538 for the six months ended March 31, 2006, an increase of $1,258,838 or 228%.

The increase in operating expenses was primarily attributable to the following:

      o Our consulting expense increased to $166,992 for the six months ended March 31, 2007 from $0 for the six months ended March 31, 2006, an increase of $166,992. The increase was primarily due to the recognition of stock-based consulting expenses of $89,113 from amortization of deferred compensation in connection with the granting of common stock to consultants in fiscal year 2006. Additional, we incurred consulting fees for business development services rendered. Additionally, at March 31, 2007, we had deferred consulting expense of $143,024 which will be amortized into expense during fiscal 2007.

      o Salaries and stock-based compensation expense increased to $1,235,738 for the six months ended March 31, 2007 from $356,496 for six months ended March 31, 2006, an increase of $879,242 or 246.6%. The increase in salaries and stock-based compensation expense was attributable to an increase in the amount of stock-based compensation during the 2007 period as compared to the 2006 period of $822,515 recognized from amortization of deferred compensation in connection with the granting of stock options to officers, employees, and directors in fiscal 2006 and in January 2007. Additional, during the six months ended March 31, 2007, we paid a bonus to two officers of the Company in the aggregate amount of $80,000, we incurred an increase in overall salary expense of 10% for our executive officers, and we reduced stock-based compensation by $48,119 due to the return of cancellation of common stock. Additionally, at March 31, 2007, we had deferred compensation of $97,500 and there was $621,097 of unrecognized compensation expense related to option-based compensation arrangements which will be amortized into expense during fiscal 2007.

      o Other selling, general and administrative expenses increased to $407,646 for the six months ended March 31, 2007 from $195,042 for the six months ended March 31, 2006, an increase of $212,604 or 109%. Other selling, general and administrative expenses included the following:

                                                       2007       2006
                                                     --------   --------
         Professional fees .......................   $221,954   $ 74,168
         Rent ....................................     30,399     24,050
         Travel and entertainment ................     29,619     37,512
         Impairment loss .........................     26,000          -
         Other selling, general and administrative     99,674     59,312
                                                     --------   --------

              Total ..............................   $407,646   $195,042
                                                     ========   ========

         Professional fees increased by $147,786 or 199% for the six months ended March 31, 2007 primarily due to an increase in legal fees of $156,533 related to general corporate matters, a litigation matter against a former employee, and other legal matters in which we were the plaintiff. Additionally, we had a decrease in auditing fees of approximately $10,000.

         Rent expense increased to $30,399 for the six months ended March 31, 2007 from $24,050 for the six months ended March 31, 2006, an increase of $6,349 or 26.4%. The increase in rent was primarily attributable to an increase in common area maintenance expenses and the leasing on a month-to-month basis office space in Beijing, China offset by monthly sub-lease rental income of $4,500.

         During the six months ended March 31, 2007, travel related expenses decreased by $7,893 or 21% as compared to the 2006 period and was attributable to a decrease in the number of staff traveling to China.

         For the six months ended March 31, 2007, we recorded an impairment loss of $26,000 related to our remaining investment in a Chinese limited liability company, which we deemed impaired.

         Other selling, general and administrative expenses include office expenses and supplies, telephone and communications, and other expenses. For the six months ended March 31, 2007, other selling, general and administrative expenses amounted to $99,674 compared to $59,312 during the six months ended March 31, 2006, an increase of $40,362 or 68%. The increase was attributable to an increase in operational activities as we further develop our consulting services segment.

GAIN FROM SALE OF MARKETABLE SECURITIES

         For the six months ended March 31, 2007, we recorded a gain from the sale of marketable securities of $33,895 compared to a $542,582 for the six months ended March 31, 2006. The gain from the sale of marketable securities relates to marketable securities that we had purchased and previously received for business development services rendered by us and which we had previously valued and recorded as revenue over the contract period. The gain represents the difference in the sale price of the marketable securities and the fair value of services provided which was previously recorded as revenue. Additionally, in connection with services previously rendered, we were granted warrants to purchase marketable securities, which we exercised at a price less than fair market value. These marketable securities were sold and contributed to the gain from sale of marketable securities.

UNREALIZED LOSS ON TRADING SECURITIES

         We recorded an unrealized loss on trading securities of $34,181 for the six months ended March 31, 2007 as compared to $0 for the six months ended March 31, 2006. The unrealized loss on trading securities relates to marketable securities that we had previously received for business development services rendered by us and which we had previously valued and recorded as revenue over the contract period. The loss represents the difference between the fair values at the end of each reporting period.

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

GAIN (LOSS) FROM DISCONTINUED OPERATIONS

         For the six months ended March 31, 2006, we recorded a gain from discontinued operations of $276,682 associated with the discontinuation of our Chorry subsidiary, which was sold on February 14, 2006 as compared to $0 for the six months ended March 31, 2007.

MINORITY INTEREST

         For the six months ended March 31, 2007, we reported a minority interest income of $15,769 as compared to $0 for the six months ended March 31, 2006. In 2007, the minority interest is attributable to GEP's minority interest members, and had the effect of reducing our net loss.

OVERALL

         We reported net loss for the six months ended March 31, 2007 of $(1,646,739) compared to net income for the six months ended March 31, 2006 of $278,511. This translates to an overall per-share loss available to shareholders of $(0.02) for the six months ended March 31, 2007 compared to per-share income of $0.00 for six months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2007, we had cash on hand of approximately $157,000 and working capital of approximately $456,000. Our current assets also include approximately $120,000 in investments in trading marketable equity securities, and $410,223 in deferred contract costs associated with on-going client contracts. Our current liabilities primarily consist of $136,677 of accounts payable and $150,709 of liabilities from discontinued operations. During the six months ended March 31, 2007, we sold approximately $500,000 of our investments in trading marketable equity securities to fund our operations.

At March 31, 2007, our marketable equity securities consist of the following:

                         Description                           Fair Market Value
                         -----------                           -----------------

Un-restricted marketable equity securities:
-------------------------------------------
  Sunwin International Neutraceuticals, Inc. (SUWN.OB) .....      $   17,200
  Dragon International Corp (DRGG.OB) ......................          34,200
  Dragon Capital Group (DRGV.PK) ...........................          68,000
  Com-Guard.com, Inc. (CGUD.PK) ............................             680
                                                                  ----------
                                                                  $  120,080
                                                                  ==========
Restricted marketable equity securities:
----------------------------------------
  Lotus Pharmaceuticals, Inc. (LTUS.OB) (1) ................      $6,736,896
  Dragon Capital Group (DRGV.PK) ...........................         515,439
                                                                  ----------
                                                                  $7,252,335
                                                                  ==========

(1) During the three months ended, we increased the value of our holdings in LTUS by $3,301,079 or $1.00 per shares based on a recent private placement by LTUS.

         While the value of investments in restricted marketable equity securities held for sale represent substantially all of our assets, we are not presently able to liquidate these securities and generate cash to pay our operating expenses. Under Federal securities laws these securities cannot be readily resold by us generally absent a registration of those securities under the Securities Act of 1933. We have been advised by the client company that it registered a portion of our shares in a registration statement which was declared effective in May 2007. Although we are able to liquidate a portion of those securities ,we can not predict the amount of proceeds we can expect to receive from the sale. While under generally accepted accounting principles we are required to reflect the fair value of restricted equity securities on our balance sheet, they are not readily convertible into cash.

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

         Net cash used in operations was $1,143,825 for the six months ended March 31, 2007 as compared to net cash used in operations of $158,496 for the six months ended March 31, 2006, an increase of $985,329 or 622%. For the six months ended March 31, 2007, we used cash to fund our net loss of $1,679,089 and to fund deferred contract costs of $189,720 offset by non-cash items such as stock-based compensation of $1,063,680, depreciation expense of $3,009, unrealized loss on trading securities of $34,181, non-cash settlement income of $(157,500), a gain on sale of marketable securities of $33,895, an impairment loss of $26,000, and changes in other assets and liabilities of $(194,722).

         Net cash provided by investing activities for the six months ended March 31, 2007 was $532,081 as compared to net cash provided by investing activities for the six months ended March 31, 2006 of $513,337. For the six months ended March 31, 2007, we received cash from the sale of marketable securities of $534,001 and purchased of office equipment amounted to $1,920. For the six months ended March 31, 2006, we received cash from the sale of marketable securities of $613,537 and purchased marketable securities of $100,200.

         Net cash provided by financing activities was $176,601 for the six months ended March 31, 2007 as compared to net cash provided by financing activities of $501,506 the six months ended March 31, 2006. For the six months ended March 31, 2007, net cash provided by financing activities was related to a contribution from a minority interest of $176,601. For the six months ended March 31, 2006, net cash provided by financing activities was primarily related to the receipt of proceeds from the exercise of stock options and warrants of $501,506.

         We currently have no material commitments for capital expenditures.

         We do not currently have any off-balance sheet arrangements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a significant effect on our reported financial position or results of operations.

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this interpretation will have a material impact on our financial position, results of operations, or cash flows.

         In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

         In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115" , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

         Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Based upon the evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. Our management, which includes our Chief Executive Officer, concluded that our disclosure controls and procedures are effective to (i) give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

         There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         KEKE ZHANG A/K/A KATHERINE ZHANG VS. GENESIS TECHNOLOGY GROUP, INC., A FLORIDA CORPORATION AND GARY L. WOLFSON - CASE NO. 50 2006 CA 003447, PALM BEACH COUNTY, FLORIDA
         -----------------------------------------------------------------------

         In April 2006, a former employee of the Company filed a lawsuit against the Company and our Chief Executive Officer alleging breach of an employment agreement, loss of compensation, and losses from the value associated with denied stock options. We plan to vigorously defend our position and believe that any settlement will not have a material adverse effect on our financial condition. We anticipate this lawsuit to be resolved before December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

         On March 29, 2007, the Company cancelled 343,706 shares of common stock previously issued to officers of the Company.

         On April 13, 2007, we issued 428,571 common shares to a Beijing-based consultant for business development services rendered in connection with its GEP operations. We valued these common shares at the fair market value on the date of grant of $0.14 per share or $60,000 based on the trading price of common shares. Accordingly, the Company recorded deferred contract costs of $60,000, which will be expensed upon the completion of a certain GEP contract.

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


                                        GENESIS TECHNOLOGY GROUP, INC.

                                        By: /s/ Gary L. Wolfson
                                        -----------------------
May 18, 2007                            Gary L. Wolfson
                                        Chief Executive Officer

                                        By: /s/ Adam Wasserman
                                        ----------------------
May 18, 2007                            Adam Wasserman
                                        Chief Financial and Accounting Officer