Form 10QSB
period 2007-06-30
GENESIS TECHNOLOGY GROUP INC
filed 2007-08-21
CIK 1091164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                       For the period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 15, 2007, there were 85,264,120 outstanding shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as relate to our doing business within the People's Republic of China. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

When used in this annual report, the terms the "Company," "Genesis," "GTEC," "we," "us," "our," and similar terms refers to Genesis Technology Group, Inc., a Florida corporation, and our subsidiaries. The information which appears on our web site www.genesis-china.net is not part of this report.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2007

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheet
            June 30, 2007 (Unaudited)....................................      3

   Consolidated Statements of Operations (Unaudited)
            For the Three and Nine Months Ended June 30, 2007............      4

   Consolidated Statements of Cash Flows (Unaudited)
            For the Nine Months Ended June 30, 2007......................      5

   Notes to Unaudited Consolidated Financial Statements..................   6-16

   Item 2 - Management's Discussion and Analysis or Plan of Operation....  17-32

   Item 3 - Controls and Procedures......................................  32-33


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................................     33

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..     33

   Item 3 - Default upon Senior Securities ..............................     34

   Item 4 - Submission of Matters to a Vote of Security Holders..........     34

   Item 5 - Other Information............................................     34

   Item 6 - Exhibits.....................................................     34

   Signatures............................................................     34

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................  $     18,284
  Marketable equity securities, at market .......................       514,869
  Prepaid expenses and other current assets .....................        37,649
  Deferred contract costs .......................................       385,595
                                                                   ------------

       Total Current Assets .....................................       956,397

PROPERTY AND EQUIPMENT - Net ....................................        13,000

OTHER ASSETS:
  Restricted marketable equity securities, at market ............     7,575,655
  Due from related party ........................................         5,376
  Other assets ..................................................        19,583
                                                                   ------------

       Total Assets .............................................  $  8,570,011
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loan payable - related party ..................................  $    325,000
  Accounts payable and accrued expenses .........................       361,631
  Liabilities of discontinued operations ........................       150,709
                                                                   ------------

       Total Current Liabilities ................................       837,340
                                                                   ------------

MINORITY INTEREST ...............................................       123,755
                                                                   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized)
  Convertible preferred stock  Series A ($.001 Par Value;
    218,000 Shares Authorized;
    15,400 shares issued and outstanding) .......................            15
  Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
    85,264,120 shares issued and outstanding) ...................        85,265
  Additional paid-in capital ....................................    23,441,600
  Accumulated deficit ...........................................   (18,332,078)
  Less: treasury stock, at cost (10,000 shares) .................        (2,805)
  Less: deferred compensation ...................................      (182,131)
  Less: subscription receivable .................................      (182,340)
  Accumulated other comprehensive income ........................     2,781,390
                                                                   ------------

       Total Shareholders' Equity ...............................     7,608,916
                                                                   ------------

       Total Liabilities and Shareholders' Equity ...............  $  8,570,011
                                                                   ============

            See notes to unaudited consolidated financial statements

                                    GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)
                                                           For the Three Months Ended       For the Nine Months Ended
                                                                    June 30,                        June 30,
                                                          ----------------------------    ----------------------------
                                                              2007            2006            2007            2006
                                                          ------------    ------------    ------------    ------------
                                                           (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
NET REVENUES ..........................................   $  3,035,000    $      3,333    $  3,035,000    $     13,333
                                                          ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of services performed ..........................        659,066               -         659,066               -
  Consulting ..........................................         81,893          65,961         248,885          65,961
  Salaries and stock-based compensation ...............      2,310,172         107,891       3,545,910         424,944
  Selling, general and administrative .................        146,876         194,874         554,522         429,359
                                                          ------------    ------------    ------------    ------------

     Total Operating Expenses .........................      3,198,007         368,726       5,008,383         920,264
                                                          ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS .........................       (163,007)       (365,393)     (1,973,383)       (906,931)
                                                          ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Gain (loss) from sale of marketable securities ......        (43,157)        504,312          (9,262)      1,046,894
  Unrealized gain on trading securities ...............        582,532               -         548,351               -
  Settlement income ...................................              -               -         157,500               -
  Interest income .....................................            176           9,855           6,599          10,640
  Interest expense ....................................           (200)              -            (200)              -
                                                          ------------    ------------    ------------    ------------

     Total Other Income (Expense) .....................        539,351         514,167         702,988       1,057,534
                                                          ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS, INCOME
  TAXES AND MINORITY INTEREST .........................        376,344         148,774      (1,270,395)        150,603
                                                          ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS:
  Gain (loss) from disposal of discontinued operations               -         (36,681)              -         237,377
  Gain from discontinued operations ...................              -           6,500               -           9,124
                                                          ------------    ------------    ------------    ------------

     Total Gain (Loss) from Discontinued Operations ...              -         (30,181)              -         246,501
                                                          ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST        376,344         118,593      (1,270,395)        397,104

PROVISION FOR INCOME TAXES ............................              -               -               -               -
                                                          ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST .......................        376,344         118,593      (1,270,395)        397,104

MINORITY INTEREST IN INCOME OF SUBSIDIARY .............       (508,833)              -        (493,064)              -
                                                          ------------    ------------    ------------    ------------

NET INCOME (LOSS) .....................................       (132,489)        118,593      (1,763,459)        397,104

PREFERRED STOCK DIVIDEND ..............................              -               -               -         (88,304)
                                                          ------------    ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS ....   $   (132,489)   $    118,593    $ (1,763,459)   $    308,800
                                                          ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
  Net income (loss) from continuing operations ........   $          -    $          -    $      (0.02)   $          -
  Net income (loss) from discontinued operations ......              -               -               -               -
                                                          ------------    ------------    ------------    ------------

  Basic earnings per share ............................   $          -    $          -    $      (0.02)   $          -
                                                          ============    ============    ============    ============
  Diluted earnings per share ..........................   $          -    $          -    $      (0.02)   $          -
                                                          ============    ============    ============    ============

  Weighted common shares outstanding - basic ..........     84,371,069      82,862,209      84,440,175      75,346,830
                                                          ============    ============    ============    ============
  Weighted common shares outstanding - diluted ........     84,371,069      87,739,914      84,440,175      78,913,330
                                                          ============    ============    ============    ============

                                See notes to unaudited consolidated financial statements

                                                         - 4 -

                                   GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                                                         For the Nine Months Ended
                                                                                                  June 30,
                                                                                         --------------------------
                                                                                             2007           2006
                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................................................   $(1,763,459)   $   397,104
  Income from discontinued operations ................................................             -        246,501
                                                                                         -----------    -----------
  Income (loss) from continuing operations ...........................................    (1,763,459)       150,603
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation .....................................................................         4,561          5,937
    Minority interest expense ........................................................       493,064              -
    (Gain) loss on sale of marketable securities .....................................         9,262     (1,046,894)
    Unrealized gain on trading securities ............................................      (548,351)             -
    Marketable equity securities received for services ...............................    (3,015,000)             -
    Stock-based compensation and consulting ..........................................     1,580,866        526,302
    Compensation expense from distribution of restricted marketable equity securities      1,691,959              -
    Settlement income ................................................................      (157,500)             -
    Impairment loss ..................................................................        26,000              -
  Changes in assets and liabilities:
    Prepaid and other current assets .................................................       (30,919)        (1,022)
    Due from related party ...........................................................        (8,749)       (10,800)
    Deferred contract costs ..........................................................       273,479       (129,970)
    Other assets .....................................................................             -          4,327
    Accounts payable and accrued expenses ............................................       154,127         12,718
    Due to related party .............................................................       (75,000)             -
    Deferred revenue .................................................................             -        (13,333)
                                                                                         -----------    -----------

  Net cash used in continuing operations activities ..................................    (1,365,660)      (502,132)
                                                                                         -----------    -----------

  Net cash used in discontinued operations ...........................................             -         (7,668)
                                                                                         -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES ................................................    (1,365,660)      (509,800)
                                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................................................        (1,920)             -
  Purchase of marketable securities ..................................................             -       (100,200)
  Proceeds from sale of marketable securities ........................................       616,653      1,412,260
                                                                                         -----------    -----------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES ......................................       614,733      1,312,060
                                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances ...............................................             -         34,800
  Repayments on related party advances ...............................................             -        (13,800)
  Proceeds from exercise of stock options and warrants ...............................             -        548,380
  Contributions from LLC members .....................................................       176,601              -
                                                                                         -----------    -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ......................................       176,601        569,380
                                                                                         -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH ..............................................             -          1,170
                                                                                         -----------    -----------

NET (DECREASE) INCREASE IN CASH ......................................................      (574,326)     1,372,810

CASH - beginning of year .............................................................       592,610         17,887
                                                                                         -----------    -----------

CASH - end of period .................................................................   $    18,284    $ 1,390,697
                                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

    Cash paid for:
      Interest .......................................................................   $         -    $         -
                                                                                         ===========    ===========
      Income taxes ...................................................................   $         -    $         -
                                                                                         ===========    ===========

    Non-cash investing and financing activities:
      Distribution of marketable securities to LLC member for minority interest ......   $ 2,558,574    $         -
                                                                                         ===========    ===========
      Incraease in deferre contratc cost for note payabe -related party ..............   $   325,000    $         -
                                                                                         ===========    ===========
      Issuance of common stock for deferred contract costs ...........................   $   233,571    $         -
                                                                                         ===========    ===========
      Preferred stock dividend paid with common stock ................................   $         -    $    88,304
                                                                                         ===========    ===========
      Common stock issued for debt ...................................................   $         -    $    13,902
                                                                                         ===========    ===========
      Common stock issued for subscription receivable ................................   $         -    $   105,840
                                                                                         ===========    ===========

                              See notes to unaudited consolidated financial statements.

                                                        - 5 -

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

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

Effective June 20, 2005, the Company established Genesis Equity Partners LLC ("GEP"), a Florida limited liability partnership, in which it owns 51% and strategic partners own the remaining 49%. On May 15, 2007, GEP amended its membership agreement and accordingly, as of the March 1, 2007, the Company owns 71%. Subsequently, the Company organized additional limited liability companies, dedicated to specific Chinese partner companies. While its equity position in these LLC's may vary, the minimum ownership shall be maintained at 51%, to ensure reporting of consolidated earnings. The following limited liability companies have been established during the nine months ended June 30, 2007:

      o Genesis Equity Partners, LLC (Huayang) - established in the State of Delaware on February 1, 2007 and currently owned 100% by the Company.

      o Genesis Equity Partners, LLC (Liziyuan) -established in the State of Delaware on February 27, 2007 and currently owned 100% by the Company.

      o Genesis Equity Partners, LLC (Site) - established in the State of Delaware on March 28, 2007 and currently owned 100% by the Company.

      o Genesis Equity Partners II, LLC (GEP II) - established in the State of Florida on August 8, 2007 and currently owned 51% by the Company.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

THE COMPANY (CONTINUED)

GEP incurs legal, audit and other related fees and expenses in connection with the signing of these agreements, which have been recorded as deferred contract costs in the accompanying balance sheet. While the earning of a significant equity position in these partner companies could positively impact the earnings and assets of the Company, it also carries significant risks, including--but not limited to--such circumstances as (1) the audit may conclude that the Chinese partner companies do not have the value or potential concluded in the screening and pre-audit stages; (2) the Chinese partner companies maintain the right to cancel the GEP contracts, with just 60 days' notice, until it reaches public company status; and (3), for a variety of reasons, the Chinese partner companies may never reach public company status.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending September 30, 2007.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in fiscal 2007 and 2006 include the valuation of stock-based compensation, the useful life of property and equipment, and the valuation of restricted securities received for services rendered.

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

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company's investments in restricted marketable equity securities are held in three publicly-traded companies with substantially of their assets located in China. These investments in restricted marketable equity securities, in the aggregate, accounted for 84% of the Company's total assets at June 30, 2007.

For the nine months ended June 30, 2007, one customer accounted for 99.3% of the Company's net revenues.

MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of investments in equity of publicly-traded companies and are stated at market value based on the most recently traded price of these securities at June 30, 2007. The Company has marketable securities classified as trading and available for sale securities at June 30, 2007. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable equity securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

The Company's investment impairment analysis generally included and will include in the future review and analysis of several factors, including:

    1. Discussions with respective each company's management to review the status of key internally established development milestones. As a result of the Company's strategic alliance with partner companies, the Company regularly has access to information regarding technology developments and business initiatives that was generally not available to the investor community.

    2. The Company's knowledge of partner company's activities relating to new agreements, new investor funding and milestone achievements.

    3. The Company's review of financial position, primarily the cash resources and operating cash flow, to determine if cash levels were sufficient to continue to fund projected operations and ongoing technology development.

Additionally, the Company considers EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). According to EITF 03-01, a security is impaired when its fair value is less than its carrying value, and an impairment is other than-temporary if the investor does not have the "ability and intent" to hold the investment until a forecasted recovery of its carrying amount. EITF 03-01 holds that the impairment of each security must be assessed using the ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment. The Company intends to hold its investment in marketable securities for a period of time sufficient to allow for any anticipated recovery in market value.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Paragraph 16 of SFAS 115 and SAB Topic 5M provide that numerous factors must be considered, including the following, in determining whether a decline in value requires a write-down to a new cost basis for an individual security, which the Company considers:

      o The length of time and extent to which the market value has been less than cost;

      o The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer (e.g., changes in technology, or the planned discontinuance of a line of business); and

      o The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

NET LOSS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company's common stock equivalents at June 30, 2007 include 22,911,611 unexercised warrants and options and 663,793 shares issuable upon conversion of Series A preferred stock. The following table presents a reconciliation of basic and diluted earnings per share:

                                                    For the Three Months            For the Six Months
                                                       Ended June 30,                 Ended June 30,
                                                ----------------------------   ----------------------------
                                                    2007            2006           2007            2006
                                                ------------    ------------   ------------    ------------
Net income (loss) ...........................   $   (132,489)   $    118,593   $ (1,763,459)   $    397,104
                                                ------------    ------------   ------------    ------------
Weighted average shares outstanding - basic .     84,371,069      82,862,209     84,440,175      75,346,830
                                                ------------    ------------   ------------    ------------
Earnings (loss) per share - basic ...........   $       0.00    $       0.00   $      (0.02)   $       0.00
                                                ============    ============   ============    ============

Net income (loss) ...........................   $   (132,489)   $    118,593   $ (1,763,459)   $    397,104
                                                ============    ============   ============    ============

Weighted average shares outstanding - basic .     84,371,069      82,862,209     84,440,175      75,346,830
Effect of dilutive securities
   Unexercised options and warrants .........              -       4,877,705              -       3,566,500
   Preferred stock ..........................              -               -              -               -
                                                ------------    ------------   ------------    ------------
Weighted average shares outstanding - diluted     84,371,069      87,739,914     84,440,175      78,913,330
                                                ============    ============   ============    ============
Earnings (loss) per share - diluted .........   $       0.00    $       0.00   $      (0.02)   $       0.00
                                                ============    ============   ============    ============

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $18,332,078 and working capital of $119,057 at June 30, 2007, net losses for the nine months ended June 30, 2007 of $1,763,459 and cash used in operations during the nine months ended June 30, 2007 of $1,365,660.While the Company reported net income of $2,909,606 for the fiscal year ended September 30, 2006, its operating results for future periods will include significant expenses, including compensation expense, travel expense, professional fees, marketing costs, and administrative and general overhead expenses, and costs related to the fulfillment of obligations related to its client contracts, which the Company will incur as it continues to implement its business model. As a result, the Company is unable to predict whether it will continue to achieve profitability in the future. There can be no assurances whatsoever that the Company will be able to successfully implement its business model, identify and close acquisitions of operating companies, identify and close contract clients, penetrate its target markets or attain a wide following for its services. The Company is attempting to increase revenues and cash flows and control costs.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007

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

NOTE 3 - MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of investments in equity of publicly traded companies and are stated at market value based on the most recently traded price of these securities at June 30, 2007. The Company has marketable securities classified as trading and available for sale securities at June 30, 2007. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable equity securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss. For the nine months ended June 30, 2007 and 2006, the Company recognized a gain (loss) of $(9,262) and $1,046,894 from the sale of trading marketable equity securities, respectively, which has been reflected in the accompanying consolidated statement of operations. Additionally, the Company recognized an unrealized gain on trading securities of $548,351 and $0, respectively, which has been reflected in the accompanying consolidated statement of operations.

NOTE 4 - INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES

Certain securities that the Company may receive for services can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18")

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. For the nine months ended June 30, 2007, the Company recorded an impairment loss of $26,000 related to its remaining securities in a Chinese limited liability company which has been included in other selling, general and administrative expenses on the accompanying consolidated statement of operations.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007

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

On November 30, 2006, in connection with the appointment of a new board of director, Rodrigo Arboleda, the Company issued 500,000 shares of restricted common stock to the new board of director member for services to be rendered for a one-year period. The Company valued these common shares at the fair market value on the date of grant of $0.135 per share or $67,500 based on the trading price of common shares. Accordingly, for the nine months ended June 30, 2007, the Company recorded stock-based compensation expense of $39,375 and deferred compensation of $28,125, which will be amortized over the remaining service period.

On November 21, 2006, in connection with the settlement of a lawsuit with the Company former director and employee, the Company entered into a settlement and Release Agreement (the "Release Agreement"), whereby the former director and employee returned 1,575,000 shares of the Company's common stock owned by him. The Company cancelled these shares. The parties agreed to release each other from further action and have dismissed the lawsuit with prejudice. In connection with the return of the 1,575,000 shares of common stock, for the nine months ended June 30, 2007, the Company recorded settlement income of $157,500 based on the fair market value of the common stock on the date of settlement of $0.10 per share or $157,500 based on the trading price of common shares.

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

On January 1, 2007, in connection with the appointment of a new board of director, Robert D. Cain, the Company issued 500,000 shares of restricted common stock to the new board of director member for services to be rendered for a one-year period. The Company valued these common shares at the fair market value on the date of grant of $.14 per share or $70,000 based on the trading price of common shares. Accordingly, for the nine months ended June 30, 2007, the Company recorded stock-based compensation expense of $35,000 and deferred compensation of $35,000, which will be amortized over the remaining service period.

On March 29, 2007, the Company cancelled 343,706 shares of common stock previously issued to officers of the Company. In connection with the return of the 343,706 shares of common stock, for the nine months ended June 30, 2007, the Company reduced stock-based compensation expense by $48,119 based on the fair market value of the common stock on the date of cancellation of $0.14 per share or $48,119 based on the trading price of common shares.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

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

On May 15, 2007, in connection with a 90 day consulting agreement, the Company issued 265,000 shares of its common stock to a consultant for investor relations services. The Company valued these common shares at the fair market value on the date of grant of $0.155 per share or $41,075 based on the trading price of common shares. Accordingly, for the nine months ended June 30, 2007, the Company recorded stock-based compensation expense of $20,537 and deferred compensation of $20,538, which will be amortized over the remaining service period.

On May 17, 2007, the Company issued 357,143 shares of its common stock to a Beijing-based consultant for business development services rendered in connection with its GEP operations. The Company valued these common shares at the fair market value on the date of grant of $0.15 per share or $53,571 based on the trading price of common shares. Accordingly, the Company recorded deferred contract costs of $53,571, which will be expensed upon the completion of a certain GEP contract.

In summary, for the nine months ended June 30, 2007, in connection with the issuance of the Company's common stock, stock-based compensation expense amounted to $183,357, deferred contract costs of $233,571, and settlement income of $157,500.

STOCK OPTIONS AND WARRANTS

For the nine months ended June 30, 2007, the Company recorded stock-based compensation expense of $1,397,509 related to stock options granted in fiscal 2006, which is being amortized over the remaining service period. As of June 30, 2007, the total future compensation expense related to vested options not yet recognized in the consolidated statement of operations is $155,260. A summary of the stock options and warrants as of June 30, 2007 and changes during the period is as follows:

                                            Number of Options   Weighted Average
                                              and  Warrants      Exercise Price
                                            -----------------   ----------------
Balance at beginning of year ............       22,911,611           $0.133
Granted .................................                -                -
Exercised ...............................                -                -
Forfeited ...............................                -                -
                                                ----------           ------
Balance at June 30, 2007 ................       22,911,611           $0.133
                                                ==========           ======

Options and warrants exercisable at end
  of period .............................       22,911,611           $0.133
                                                ==========           ======

Weighted average fair value of options
  granted during the period .............                            $    -

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about employee and consultants stock options and investor warrants outstanding at June 30, 2007:

                                                              Options and Warrants
           Options and Warrants Outstanding                       Exercisable
-------------------------------------------------------   ----------------------------
                                  Weighted
                                   Average     Weighted                       Weighted
 Range of          Number         Remaining     Average        Number         Average
 Exercise      Outstanding at    Contractual   Exercise    Exercisable at     Exercise
  Price        June 30, 2007        Life        Price      June 30, 2006      Price
----------   -----------------   -----------   --------   -----------------   --------
$0.30-0.31        3,213,361      1.85 Years    $  0.305        3,213,361      $  0.305
     0.145        7,400,000      0.08 Years       0.145        7,400,000         0.145
0.085-0.10        7,923,250      3.06 Years       0.086        7,923,250         0.086
0.056-0.06        4,375,000      0.37 Years       0.059        4,375,000         0.059
             -----------------                 --------   -----------------   --------
                 22,911,611                    $  0.133       22,911,611      $  0.133
             =================                 ========   =================   ========

NOTE 6 - MARKETABLE SECURITIES RECEIVED FOR SERVICES RENDERED

In the fall of 2005, GEP signed a General Partnership Agreement with Inner Mongolia Jin Ma Construction Co., Ltd. and its related companies, Inner Mongolia Jin Ma Real Estate Development Co., Ltd and Inner Mongolia Jin Ma Hotel Co., Ltd., (the "Jin Ma Companies"), a construction, real estate development, and hospitality company in Western China. On August 28, 2006, the members of Jin Ma established Gold Horse International, Inc., a Nevada company ("Gold Horse"). On June 29, 2007, Gold Horse and the stockholders of 100% of Gold Horse's common stock executed a Share Exchange Agreement ("Exchange Agreement") with Speedhaul Holdings, Inc., Inc., a publicly-trading company ("SPEH"). The Exchange Agreement closed on June 29, 2007 and GEP received 16,750,000 restricted common shares of SPEH for services performed in helping Gold Horse facilitate the merger with SPEH and for other business development services. Gold Horse owns 100% of Global Rise International, Limited ("Global Rise"), a Cayman Islands corporation. Through Global Rise, Gold Horse operates, controls and beneficially owns the Jin Ma Companies under a series of contractual arrangements. The Company valued the 16,750,000 shares at $0.18 per share based on an accredited business valuation performed by an independent party. The Company believes that it was appropriate to use an independent valuation for purposes of valuing the shares of SPEH received inasmuch as SPEH was essentially a shell corporation with no sales and assets. The essential basis for the valuation of the restricted common shares received by the Company was predicated on the valuation of the operation, history and prospects of the Jin Ma Companies, inasmuch as the common shares received by the Company occurred in conjunction with the completed merger. Based on the circumstances, the Company believes that in order to determine the fair value of the restricted shares of SPEH received on June 29, 2007, the valuation report would provide a more cogent estimation of the value of the restricted common shares received than the lack of trading prices posted for SPEH prior to the merger.

In connection with the receipt of the restricted common shares of SPEH, the Company recorded revenue of $3,015,000, which accounts for approximately 99.3% of the Company's revenues for the nine months ended June 30, 2007.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from related Party

During the three months ended June 30, 2007, the Company sold 5,000 shares of LTUS on behalf of a director for net proceeds of $8,374. During the nine months ended June 30, 2007, the Company remitted $8,750 to this director. In connection with this arrangement, the director owes 5,000 shares of LTUS to the Company with a fair market value of $5,000 and $376 for an aggregate of $5,376. The Company is aware that the receivable from this related party may be in violation of the Sarbanes-Oxley Act of 2002. The Company plans on rectifying this situation prior to September 30, 2007 and the Company is processing paperwork to receive these shares from the director.

Loan payable - related party`

On June 29, 2007, the Company issued a $325,000 secured promissory note to an officer of the Company in connection with a loan to provide the Company with cash to satisfy certain contractual obligations under its agreement with the Jin Ma Companies. The principal balance is and payable on December 31, 2007. In lieu of interest, the officer received 20% interest in the capital stock position in SPEH obtained by GEP. Accordingly, this officer received 3,350,000 shares of SPEH common stock obtained by GEP. The Company valued these shares at $0.18 per share or $603,000 and for the six months ended June 30, 2007 recorded as compensation expense of $603,000. The note is secured by 3,250,000 shares of Lotus Pharmaceuticals, Inc.'s ("LTUS") common stock owned by the Company, which are held in escrow.

Distribution of LTUS Shares

On May 21, 2007, the Company's Board of Directors approved the distribution of an aggregate of 653,690 shares (326,845 each) of common stock of LTUS held by the Company to two officers of the Company. In connection with the distribution of the LTUS shares, the Company recorded compensation expense of $653,690, which was based on the fair market value of the LTUS shares on the distribution date.

During the nine months ended June 30, 2007, the Company distributed 3,302,400 shares of LTUS to China West, LLC, a member of GEP LLC, organized in the State of Florida valued at $1,684,224 or $.51 per share.

Other

During the nine months ended June 30, 2007, the Company incurred $20,615 in accounting fees to a company owned by Mr. Adam Wasserman, the Company's chief financial officer for accounting services rendered related to contract clients of the various GEP LLC's of which $1,200 has been included in deferred contract costs and the accompanying consolidated balance sheet and $19,415 has been included in cost of sales..

On April 13, 2007, the Board of directors of the Company unanimously consented that GEP member Shaohua Tan, Inc., owned by a director of the Company or Dr. Joshua Tan shall bear no direct, indirect or personal expenses for managing the GEP program and shall be reimbursed, on a timely basis, for any charges that he bears and incurs. Accordingly, the Company recorded compensation expense of $435,269 which represents the distribution of his proportionate percentage of restricted common stock received by GEP for services rendered in excess of the director's basis in GEP.

                 GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2007

On January 22, 2007, the Company entered into a consulting agreement with Venture Spark, LLC, a company owned by Robert D. Cain, a member of the Company's Board of Directors. Venture Spark, LLC agreed to develop a business prospectus and other materials for the Company to be used in business development activities. In connection with this agreement, the Company paid Venture Sparks, LLC $18,000. Additionally, on April 13, 2007, the Company entered into a one-year Financing Representation Agreement with this director for financing and financial advisory services. In connection with this agreement, the director is entitled to success fees of 5% of the financing and warrants to purchase the Company's stock.

NOTE 8 - CONTINGENCIES

LITIGATION

KEKE ZHANG A/K/A KATHERINE ZHANG VS. GENESIS TECHNOLOGY GROUP, INC., A FLORIDA CORPORATION AND GARY L. WOLFSON - CASE NO. 50 2006 CA 003447, PALM BEACH COUNTY, FLORIDA
--------------------------------------------------------------------------------

In April 2006, a former employee of the Company filed a lawsuit against the Company and our Chief Executive Officer alleging breach of an employment agreement, loss of compensation, and losses from the value associated with denied stock options. The Company is vigorously defending its position and believes that any settlement will not have a material adverse effect on its financial condition.

NOTE 9 - SUBSEQUENT EVENTS

On July 23, 2007, the Company entered into a one year consulting agreement with a company related to a member of GEP for business advisory and investor relations services. In connection with this agreement, the Company transferred 100,000 shares of LTUS to this consultant with a fair market value of $100,000.

On July 31, 2007, the Company's 51% owned subsidiary, GEP II, issued a promissory note to a member of GEP II in the amount of $190,000 for working capital purposes. The note bears interest at 10% per annum and is due on July 31, 2008. Upon receipt by the Company of shares or other equity distribution in connection with the reverse merger transaction with a certain GEP II client and distribution of 24.5% of the reverse merger distribution to the note holder in accordance with GEP II operating agreement, the obligation of the Company under this note shall terminate. The note is secured by 2,000,000 shares of the Company's common stock which may be adjusted from time to time.

On August 1, 2007, the Company entered a letter of intent whereby the Company would sell in two installments an aggregate of 3,400,000 shares of LTUS to an investor at $0.55 per shares. On August 10, 2007, the Company sold 680,000 of the LTUS shares for proceeds of $374,000. The investor may purchase 2,720,000 shares of LTUS for $1,496,000 on or before September 15, 2007. In order to have the sufficient number of LTUS shares to sell, in conjunction with the sale of 2,720,000 shares of LTUS, the Company must repay the $325,000 promissory note to an officer of the Company and the LTUS collateral shares held in escrow must be released.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the nine months ended June 30, 2007 and 2006, should be read in conjunction with the consolidated financial statements, including footnotes, and other information appearing elsewhere herein.

OVERVIEW

         In June 2005, we formally established GEP, a Florida limited liability partnership of which we are a 51% owner. Our consulting services are offered through GEP. The minority members of GEP included China West, LLC, holding 25% of GEP, and Shaohua Tan, Inc., a company owned by Dr. Shaohua Tan, a member of our Board of Directors, holding 24% of GEP. On May 15, 2007, GEP amended its membership agreement and accordingly, as of March 1, 2007, the Company owns 71%, China West, LLC owns 5% and the company owned by Dr. Tan owns the remaining 24% of GEP. The Company has also organized additional limited liability companies, dedicated to specific Chinese partner companies. While its equity position in these LLC's may vary, the minimum ownership shall be maintained at 51%, to ensure reporting of consolidated earnings. The following limited liability companies have been established during the nine months ended June 30, 2007:

      o Genesis Equity Partners, LLC (Huayang) - established in the State of Delaware on February 1, 2007 and currently owned 100% by the Company.

      o Genesis Equity Partners, LLC (Liziyuan) -established in the State of Delaware on February 27, 2007 and currently owned 100% by the Company.

      o Genesis Equity Partners, LLC (Site) - established in the State of Delaware on March 28, 2007 and currently owned 100% by the Company.

      o Genesis Equity Partners II, LLC ("GEP II") - established in the State of Florida on August 8, 2007 and currently owned 51% by the Company. The minority members of GEP II include China West II, LLC, holding 24.5% of GEP II, and Shaohua Tan, Inc., a company owned by Dr. Shaohua Tan, a member of our Board of Directors, holding 24.5%.

Collectively, the above LLC's are referred to as the "GEP Companies".

         The GEP Companies are a full service advisory companies specializing in small Chinese-based companies, which are traded on or are expected to be traded on the U.S. public markets. We offer a comprehensive suite of services tailored to the specific needs of our clients. The menu of services offered by the GEP Companies includes:

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

      *  Coordination of professional resources

      *  Corporate asset evaluation

      *  Public relations

      * Advice and structure assistance for strategic alliances, partnerships and joint ventures

         The GEP Companies enter into agreements with its consulting clients, which provide for a fixed fee to it for its services. The amount of fee varies based upon the scope of the services the GEP Companies render. For fiscal year 2006 and for the nine months ended June 30, 2007, substantially all of GEP Companies fees were paid in shares of its client's securities, which are valued at fair market value for the purposes of revenue recognition. The shares received are unregistered shares. Our policy is to sell securities we receive as compensation as soon as we remove any restriction and not to hold these securities as investments.

         In March 2006, GEP, organized in the State of Florida, signed a General Partnership Agreement with Liang Fang Pharmaceutical, Ltd. ("Liang"), a company registered in the People's Republic of China. In August 2006, GEP and the members of Liang established Lotus Pharmaceutical International, Inc., a Nevada company ("Lotus") and in September 2006, Lotus and its stockholders closed a reverse merger with Lotus Pharmaceuticals, Inc. (formerly S.E. Asia Trading Company, Inc.), a publicly-trading company ("LTUS"). At closing GEP received 13,209,600 restricted common shares of LTUS for services performed in assisting Lotus facilitate the merger with LTUS and for other business development services. We valued the 13,209,600 shares received at $.51 per share based on an accredited business valuation performed by an independent party. Accordingly, during fiscal year 2006, we recorded revenue of $6,736,896 related to the receipt of these restricted marketable equity securities. On September 28, 2006, GEP immediately distributed 3,170,304 shares of LTUS valued at $1,616,855 to Shaohua Tan, Inc., a company owned by Dr. Tan, which represented 24% of the shares received as compensation for our services. In addition, during the nine months ended June 30, 2007 the Company distributed 3,302,400 shares of LTUS valued at $1,684,224 to the beneficial owner, China West, LLC.

         In the fall of 2005, GEP signed a General Partnership Agreement with Inner Mongolia Jin Ma Construction Co., Ltd. and its related companies, Inner Mongolia Jin Ma Real Estate Development Co., Ltd and Inner Mongolia Jin Ma Hotel Co., Ltd., (the "Jin Ma Companies"), a construction, real estate development, and hospitality company in Western China. On August 28, 2006, the members of Jin Ma established Gold Horse International, Inc., a Nevada company ("Gold Horse"). On June 29, 2007, Gold Horse and the stockholders of 100% of Gold Horse's common stock executed a Share Exchange Agreement ("Exchange Agreement") with Speedhaul Holdings, Inc., Inc., a publicly-trading company ("SPEH"). The Exchange Agreement closed on June 29, 2007 and GEP received 16,750,000 restricted common shares of SPEH for services performed in helping Gold Horse facilitate the merger with SPEH and for other business development services. Gold Horse owns 100% of Global Rise International, Limited ("Global Rise"), a Cayman Islands corporation. Through Global Rise, Gold Horse operates, controls and beneficially owns the Jin Ma Companies under a series of contractual arrangements.

         In order to complete the transaction and to provide funds necessary to satisfy our obligations under our agreement with the Jin Ma Companies, we borrowed $325,000 from an officer of the Company under a secured promissory note due December 31, 2007. We valued the 16,750,000 shares we received as our compensation at $0.18 per share based on an accredited business valuation performed by an independent party. We believe that it was appropriate to use an independent valuation for purposes of valuing the shares of SPEH received inasmuch as SPEH was essentially a shell corporation with no sales and assets. The essential basis for the valuation of the restricted common shares received by the Company was predicated on the valuation of the operation, history and prospects of the Jin Ma Companies, inasmuch as the common shares received by the Company occurred in conjunction with the completed merger.

         Based on the circumstances, we believe that in order to determine the fair value of the restricted shares of SPEH received on June 29, 2007, the valuation report would provide a more cogent estimation of the value of the restricted common shares received than the lack of trading prices posted for SPEH prior to the merger. In connection with the receipt of the restricted common shares of SPEH, the Company recorded revenue of $3,015,000, which accounts for approximately 99.3% of our revenues for the nine months ended June 30, 2007. We immediately distributed an aggregate of 4,857,500 shares of SPEH valued at $874,350 to the minority members of GEP, and we transferred an additional 3,350,000 shares of SPEH valued at $603,000 to an officer of the Company as compensation expense in connection with a short-term promissory note..

         On November 20, 2006, one of the GEP Companies, organized in the State of Delaware, signed a contract with an environmental technologies company in the power generation and industrial dyeing sectors. GEP could receive a significant equity position and ongoing consulting fees for coordination and oversight of its U.S. business activities This Chinese company required that the GEP Company refrain from publicizing its name or exact location until the audit by an accredited US accounting firm has been completed. We are responsible for paying for the audit and other expenses, and the procedure typically takes 60-120 days, unless unforeseen complexities are discovered during the process. A New York-based auditing firm was engaged in early February 2007 and we continuing to complete the process. We expect to close on this transaction prior to September 30, 2007.

         On March 11, 2007, GEP organized in the State of Delaware, signed a contract with a health foods beverage company. GEP could receive a significant equity position and ongoing consulting fees for coordination and oversight of its U.S. business activities. This Chinese company required that GEP refrain from publicizing its name or exact location until the audit by an accredited US accounting firm has been completed. GEP is responsible for paying for the audit and other expenses, and the procedure typically takes 60-120 days, unless unforeseen complexities are discovered during the process. We continue to complete the process. We expect to close on this transaction in the first quarter of fiscal 2008.

         While it is not our policy to hold securities we accept as payment for services as long-term investments, we are not always able to immediately liquidate such securities as a result of either market conditions or restrictions on resale imposed by Federal securities laws. These unsold securities comprise substantially all of our assets. Our balance sheet reflects investments in marketable equity securities, at market which are securities that are freely saleable by us, and restricted marketable equity securities, at market which represent securities, that are not freely saleable under Federal securities laws. Realized gains or losses on securities are recognized at the time the securities are sold. Unrealized gains or losses on trading securities are recognized on a monthly basis in our statement of operations based upon the changes in the fair market value of the securities. Unrealized gains or losses on investment in marketable securities held for sale are recognized as a component of comprehensive income on a monthly basis based on changes in the fair market value of the securities. These changes in valuations of the securities can have the effect of significantly increasing our net income and comprehensive income, if the price of the securities increases from the original value assigned to it at the time the related revenue was recognized. Conversely, if the price were to decline, such decreases could negatively impact our net income and comprehensive income.

         Our revenues for fiscal 2006 and fiscal 2007 were materially dependent on two consulting clients. In each of those periods, revenues from one client represented substantially all of our revenues. These revenues are non cash and represent the value ascribed to securities we have accepted as compensation for our services. In each of those instances we have also immediately distributed a significant portion of the securities we received as compensation to the minority members of GEP. Once distributed, we do not reflect the value of those securities on our balance sheet and will not receive any proceeds from the ultimate sale of such securities.

         In addition, under our present business model, our ability to generate revenues from our consulting contracts is dependent upon factors, many of which may be out of our control. Accordingly, while we could enter into agreement with companies which may produce revenue for us in future periods, it is also possible that the events necessary for us to receive payment for our services may never occur. In addition, we are responsible for the payment of various fees and expenses to third parties related to the services we provide, which such payments are not conditioned upon our receipt of payment from our client. While we do not believe it to be likely, it is possible that we could expend significant funds on behalf of a particular client and never earn our fee from that client.

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

SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with our annual report for our fiscal year ending December 31, 2007 pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls as we do not have the expertise to conduct the necessary evaluation. While we have yet to engage such a consulting firm, we expect to incur consulting fees in developing the necessary documentation and testing procedures required. We are unable at this time to predict the amount of these fees

CRITICAL ACCOUNTING POLICIES

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

         Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at June 30, 2007. We have marketable equity securities, at market and restricted marketable equity securities, at market on our balance sheet at June 30, 2007 which represent substantially all of our assets. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for three consecutive quarters, absent evidence to the contrary.

         Our investment impairment analysis generally included and will include in the future review and analysis of several factors, including:

    1. Discussions with respective each company's management to review the status of key internally established development milestones. As a result of the Company's strategic alliance with partner companies, the Company regularly has access to information regarding technology developments and business initiatives that was generally not available to the investor community.

    2. The Company's knowledge of partner company's activities relating to new agreements, new investor funding and milestone achievements.

    3. The Company's review of financial position, primarily the cash resources and operating cash flow, to determine if cash levels were sufficient to continue to fund projected operations and ongoing technology development.

         Additionally, we consider EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). According to EITF 03-01, a security is impaired when its fair value is less than its carrying value, and an impairment is other than-temporary if the investor does not have the "ability and intent" to hold the investment until a forecasted recovery of its carrying amount. EITF 03-01 holds that the impairment of each security must be assessed using the ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment. We intend to hold its investment in marketable securities for a period of time sufficient to allow for any anticipated recovery in market value.

         Paragraph 16 of SFAS 115 and SAB Topic 5M provide that numerous factors must be considered, including the following, in determining whether a decline in value requires a write-down to a new cost basis for an individual security, which we consider:

      o The length of time and extent to which the market value has been less than cost;

      o The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer (e.g., changes in technology, or the planned discontinuance of a line of business); and

      o The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2007 COMPARED THE NINE MONTHS ENDED JUNE 30, 2006

REVENUES

         For the nine months ended June 30, 2007, we had consolidated revenues of $3,035,000 as compared to $13,333 for the nine months ended June 30, 2006, an increase of $3,021,667. The increase in revenue is primarily attributable to a Share Exchange Agreement closed on June 29, 2007 by and among SPEH whereby GEP, our 51%-owned subsidiary, received 16,750,000 restricted common shares of SPEH for services performed in helping Gold Horse facilitate the merger with SPEH and for other business development services. We valued these shares at $.18 per share based on an accredited business valuation performed by an independent party. Accordingly, we recorded revenue of $3,015,000 related to the receipt of these restricted marketable equity securities. These revenues do not represent recurring revenues. As set forth above, GEP immediately distributed 4,857,500 shares of SPEH valued at $874,350 to the minority members of GEP which represented 29% of the shares received as compensation for our services. Additionally, in connection with a loan of $325,000 to us made by an officer of the Company which is secured by additional stock we own and due on December 31, 2007, we distributed 3,350,000 shares of SPEH common stock valued at $603,000 to him as compensation expense. Accordingly, we own the remaining 8,542,500 shares of SPEH which we received as compensation for our services. As described later in this report, there are no assurances when or if we will be able to liquidate these shares to generate cash to fund our operations.

         We currently have a limited number of client companies, and for the nine months ended June 30, 2007, one of our clients represented approximately 99.3% of our total revenues. While we continue to market our consulting services, we may need to raise additional working capital to fund our daily operations and the commitments to our client contracts. In order to provide funds to fulfill our contractual commitments, as a result of our limited cash resources we were required to borrow funds from an executive officer. Accordingly, we may be limited in the amount of engagements we accept from additional consulting clients, thereby limiting our ability to generate revenues in future periods. We cannot assure you that we will ever be able to successfully implement our expanded business model or increase our revenues in future periods.

OPERATING EXPENSES

         For the nine months ended June 30, 2007, operating expenses which include consulting fees, salaries and non-cash compensation, and other selling, general and administrative, were $5,008,383 compared to $920,264 for the nine months ended June 30, 2006, an increase of $4,088,119 or 444%.

         The increase in operating expenses was primarily attributable to the following:

         o For the nine months ended June 30, 2007, we recorded cost of sales of $659,066 as compared to $0 for the nine months ended June 30, 2006, an increase of 100%. Our cost of services include direct costs we incur in rendering the services to our client companies, which include marketing, travel, legal and accounting fees directly related to the particular client. In addition, we may engage certain third party consultants to assist us in providing the contracted services to our client company and the costs of those third party consultants are included in our cost of services. Our arrangements with our consulting clients generally provide that our fee will cover the costs of various professional resources including but not limited to attorneys, accounting personnel and auditors providing services on behalf of the client company. As these professionals generally will not provide services on a fixed fee basis, and the scope of the services necessary for a particular client company can vary from project to project, our cost of services can ultimately be significantly higher than initially projected which can adversely impact our profits. For the nine months ended June 30, 2007, cost of sales represents the costs incurred in connection Jin MA contract.

         o Our consulting expense increased to $248,885 for the nine months ended June 30, 2007 from $65,961 for the nine months ended June 30, 2006, an increase of $182,924 or 277%. The increase was primarily due to the recognition of stock-based consulting expenses of $154,206 from amortization of deferred compensation in connection with the granting of common stock to consultants in fiscal year 2006. We also incurred consulting fees for business development services rendered. Additionally, at June 30, 2007, we had deferred consulting expense of $182,130 which will be amortized into expense during fiscal 2007.

         o Salaries and stock-based compensation expense increased to $3,545,910 for the nine months ended June 30, 2007 from $424,944 for nine months ended June 30, 2006, an increase of $3,120,966 or 734%. The increase in salaries and stock-based compensation expense was attributable to

    1. An increase in the amount of stock-based compensation of $1,249,218 during the 2007 period as compared to the 2006 period of $177,444 recognized from amortization of deferred compensation in connection with the granting of stock options to officers, employees, and directors in fiscal 2006.

    2. During the nine months ended June 30, 2007, we paid a bonus to two officers of the Company in the aggregate amount of $733,506 consisting of a distribution of 653,690 shares (326,845 each) of common stock of LTUS held by the Company to the two officers with a fair value of $653,690 and cash payments of $79,816.

    3. In connection with a loan of $325,000 to us made by an officer of the Company which is secured by additional stock we own and due on December 31, 2007, we distributed 3,350,000 shares of SPEH common stock valued at $603,000 to him as compensation expense.

    4. We incurred an increase in overall salary expense of 10% for our executive officers, and we reduced stock-based compensation by $48,119 due to a one-time cancellation of common stock. At June 30, 2007, we had deferred compensation of $63,125 and there was $155,260 of unrecognized compensation expense related to option-based compensation arrangements which will be amortized into expense during fiscal 2007.

    5. We recorded compensation expense of $435,269 to a director in connection with the distribution of restricted marketable equity securities to this director in excess of his basis in GEP. On April 13, 2007, the Board of directors of the Company unanimously consented that GEP member Shaohua Tan, Inc., owned by a director of the Company shall bear no direct, indirect or personal expenses for managing the GEP program and shall be reimbursed, on a timely basis, for any charges that he bears and incurs. Accordingly, we recorded compensation expense of $435,269 which represents the distribution of his proportionate percentage of restricted common stock received by GEP for services rendered in excess of the director's basis in GEP.

         o Other selling, general and administrative expenses increased to $554,522 for the nine months ended June 30, 2007 from $429,359 for the nine months ended June 30, 2006, an increase of $125,163 or 29.15%. Other selling, general and administrative expenses included the following:

                                                       2007       2006
                                                     --------   --------
         Professional fees .......................   $281,160   $197,948
         Rent ....................................     41,846     37,719
         Travel and entertainment ................     47,102     39,464
         Impairment loss .........................     26,000          -
         Other selling, general and administrative    158,414    154,228
                                                     --------   --------

              Total ..............................   $554,522   $429,359
                                                     ========   ========

         Professional fees increased by $83,212 or 42% for the nine months ended June 30, 2007 primarily due to an increase in legal fees of $130,856 related to general corporate matters, a litigation matter against a former employee, and other legal matters in which we were the plaintiff. Additionally, we had a decrease in auditing fees of approximately $14,000 and a decrease in investor relations fees of $33,644.

         Rent expense increased to $41,846 for the nine months ended June 30, 2007 from $37,719 for the nine months ended June 30, 2006, an increase of $4,127 or 10.94%. The increase in rent was primarily attributable to an increase in common area maintenance expenses and the leasing on a month-to-month basis office space in Beijing, China offset by monthly sub-lease rental income of $4,500.

         During the nine months ended June 30, 2007, travel related expenses increased by $7,638 or 19.35% as compared to the 2006 period. The increase in travel related expenses was primarily attributable to increased number of executive trips among different states in the U.S. and to China.

         For the nine months ended June 30, 2007, we recorded an impairment loss of $26,000 related to our remaining investment in a Chinese limited liability company, which we deemed impaired.

         Other selling, general and administrative expenses include office expenses and supplies, telephone and communications, and other expenses. For the nine months ended June 30, 2007, other selling, general and administrative expenses amounted to $158,414 compared to $154,228 during the nine months ended June 30, 2006, an increase of $4,186 or 2.7%. The increase was attributable to an increase in operational activities as we further develop our consulting services segment.

GAIN (LOSS) FROM SALE OF MARKETABLE SECURITIES

         For the nine months ended June 30, 2007, we recorded a loss from the sale of marketable securities of $9,262 compared to a gain of $1,046,894 for the nine months ended June 30, 2006. The gain (loss) from the sale of marketable securities relates to marketable securities that we had purchased and previously received for business development services rendered by us and which we had previously valued and recorded as revenue over the contract period. The gain or loss represents the difference in the sale price of the marketable securities and the fair value of services provided which was previously recorded as revenue. Additionally, in connection with services previously rendered, we were granted warrants to purchase marketable securities, which we exercised at a price less than fair market value. These marketable securities were sold and contributed to the gain from sale of marketable securities.

UNREALIZED GAIN ON TRADING SECURITIES

         We recorded an unrealized gain on trading securities of $548,351 for the nine months ended June 30, 2007 as compared to $0 for the nine months ended June 30, 2006. The unrealized gain on trading securities relates to marketable securities that we had previously received for business development services rendered by us and which we had previously valued and recorded as revenue over the contract period. The gain represents the difference between the fair values at the end of each reporting period.

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

INTEREST EXPENSE

         For the nine months ended June 30, 2007, we incurred interest expense of $200 as compared to $0 for the six months ended June 30, 2006.

GAIN (LOSS) FROM DISCONTINUED OPERATIONS

         For the nine months ended June 30, 2006, we recorded a gain from discontinued operations of $246,501 associated with the discontinuation of our Chorry subsidiary, which was sold on February 14, 2006 as compared to $0 for the nine months ended June 30, 2007.

MINORITY INTEREST

         For the nine months ended June 30, 2007, we reported a minority interest expense of $493,064 as compared to $0 for the nine months ended June 30, 2006. In 2007, the minority interest is attributable to GEP's minority interest members, and had the effect of reducing our net income.

OVERALL

         We reported net loss for the nine months ended June 30, 2007 of $1,763,459 compared to net income for the nine months ended June 30, 2006 of $397,104. This translates to an overall per-share loss available to shareholders of $(0.02) for the nine months ended June 30, 2007 compared to per-share income of $0.00 for nine months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2007, we had cash on hand of approximately $18,500 and working capital of approximately $119,000. Our current assets also include approximately $515,000 in investments in trading marketable equity securities, and $386,000 in deferred contract costs associated with on-going client contracts. Our current liabilities primarily consist of $361,631 of accounts payable and $150,709 of liabilities from discontinued operations. During the nine months ended June 30, 2007, we sold approximately $616,000 of our investments in trading marketable equity securities to fund our operations.

         At June 30, 2007, our marketable equity securities consist of the following:

                          Description                      Fair Market Value
                          -----------                      -----------------
         Tradeable marketable equity securities:
         --------------------------------------------
           Lotus Pharmaceuticals, Inc. (LTUS.OB) .......       $  495,000
           Dragon International Corp (DRGG.OB) .........           14,199
           Dragon Capital Group (DRGV.PK) ..............            5,160
           Com-Guard.com, Inc. (CGUD.PK) ...............              210
                                                               ----------
                                                               $  514,569
                                                               ==========
         Restricted marketable equity securities:
         --------------------------------------------
           Lotus Pharmaceuticals, Inc. (LTUS.OB) (1) ...       $5,583,206
           Speedhaul Holdings, Inc. (SPEH.OB) ..........        1,537,650
           Dragon Capital Group (DRGV.PK) ..............          454,799
                                                               ----------

                                                               $7,575,655
                                                               ==========

(1) During the nine months ended, we increased the value of our holdingsin LTUS by $3,301,079 or $1.00 per shares based on a recent private placement by LTUS. On May 21, 2007, the Company's Board of Directors approved the distribution of an aggregate of 653,690 shares (326,845 each) of common stock of LTUS held by the Company to two officers, the CEO and the President, of the Company. In connection with the distribution of the LTUS shares, the Company recorded compensation expense of $653,690, which was based on the fair market value of the LTUS shares on the distribution date. Additionally, on August 1, 2007, we entered a letter of intent whereby we would sell in two installments an aggregate of 3,400,000 shares of LTUS to an investor at $0.55 per shares. On August 10, 2007, we sold 680,000 of the LTUS shares for proceeds of $374,000. The investor may purchase 2,720,000 shares of LTUS for $1,496,000 on or before September 15, 2007. In order to have the sufficient number of LTUS shares to sell, in conjunction with the sale of 2,720,000 shares of LTUS, the Company must repay the $325,000 promissory note to an officer of the Company and the LTUS collateral shares held in escrow must be released.

         While the value of investments in restricted marketable equity securities held for sale represent substantially all of our assets, other than the LTUS shares discussed above, we are not presently able to liquidate these securities and generate cash to pay our operating expenses. Under Federal securities laws these securities cannot be readily resold by us generally absent a registration of those securities under the Securities Act of 1933.

         We cannot predict the amount of proceeds we can expect to receive from the sale. While under generally accepted accounting principles we are required to reflect the fair value of restricted equity securities on our balance sheet, they are not readily convertible into cash. LTUS' common stock is quoted on the OTC Bulletin Board and is thinly traded. Accordingly, there are no assurances that we will be able to readily liquidate any of these shares. At such time, if ever, that we are able to sell the LTUS shares or any of the other securities there are no assurances that we will receive sales proceeds equal to the carrying value of the stock.

         On June 29, 2007, we borrowed $325,000 from an officer of the Company and issued a secured promissory note. The principal balance is and payable on December 31, 2007. In lieu of interest, the officer received 20% interest in the capital Stock position in SPEH obtained by GEP. Accordingly, this officer received 3,350,000 shares of SPEH common stock obtained by GEP. The Company valued these shares at $0.18 per share or $603,000 and for the six months ended June 30, 2007 and recorded compensation expense of $603,000. The note is secured by 3,250,000 shares of Lotus Pharmaceuticals, Inc.'s ("LTUS") common stock owned by the Company that are held in escrow. The funds of this loan were used to provide us with cash to satisfy certain contractual obligations under its agreement with the Jin Ma Companies.

         Subsequent to the periods, on July 31, 2007, the Company's 51% owned subsidiary, GEP II, borrowed $190,000 from a member of GEP III and issued a promissory note. The note bears interest at 10% per annum and is due on July 31, 2008. Upon receipt by the Company of shares or other equity distribution in connection with the reverse merger transaction with a certain GEP II client and distribution of 24.5% of the reverse merger distribution to the note holder in accordance with GEP II operating agreement, the obligation of the Company under this note shall terminate. The note is secured by 2,000,000 shares of the Company's common stock which may be adjusted from time to time. The proceeds of this note were used to pay outstanding accounts payable balances.

         We have recently met our obligations from cash proceeds received from the sale of marketable equity securities and loans from related parties. The terms of the loans from related parties have required us to pay above-market interest. Although proceeds from sales of marketable equity securities and these loans have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital from sales of our capital stock, but there can be no assurances that we will be able to raise additional capital in this manner.

         Net cash used in operations was $1,365,660 for the nine months ended June 30, 2007 as compared to net cash used in operations of $509,800 for the nine months ended June 30, 2006, an increase of $863,528 or 172%. For the nine months ended June 30, 2007, we used cash to fund our net loss of $1,763,459 and to fund deferred contract costs of $273,479 offset by non-cash items such as stock-based compensation of $1,580,866, compensation expense from distribution of restricted marketable equity securities of $1,691,959, depreciation expense of $4,561, unrealized gain on trading securities of $548,351, non-cash settlement income of $157,500, a loss on sale of marketable equity securities of $9,262, an impairment loss of $26,000 and marketable equity securities received for services of $3,015,000, minority interest expense of $493,064, and changes in other assets and liabilities of $39,459.

         Net cash provided by investing activities for the nine months ended June 30, 2007 was $614,733 as compared to net cash provided by investing activities for the nine months ended June 30, 2006 of $1,312,060. For the nine months ended June 30, 2007, we received cash from the sale of marketable securities of $616,653 and purchased of office equipment amounted to $1,920. For the nine months ended June 30, 2006, we received cash from the sale of marketable securities of $1,412,260 and purchased marketable securities of $100,200.

         Net cash provided by financing activities was $176,601 for the nine months ended June 30, 2007 as compared to net cash provided by financing activities of $569,380 the nine months ended June 30, 2006. For the nine months ended June 30, 2007, net cash provided by financing activities was related to a contribution from a minority interest of $176,601. For the nine months ended June 30, 2006, net cash provided by financing activities was primarily related to the receipt of proceeds from the exercise of stock options and warrants of $548,380 and net advances received from related party advances of $21,000..

         We currently have no material commitments for capital expenditures. However, our primary business and operational focus is on our GEP operations. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential and existing clients and there is no guarantee that we will complete our commitments or obtain the client after completing due diligence. The process of identifying a client and consummating our contract could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and we may incur substantial liabilities. If we are successful in closing on one or more contracts, there are no assurances that we will enhance our future financial conditions. As the majority of our revenues are paid to us in securities, some of which are not freely saleable by us at the time received, our revenue model creates a risk that we will not have sufficient cash resources to satisfy our obligations as they become due and may not have sufficient operating capital. We will need to raise additional working capital for working capital purposes. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise funds as needed, we may be unable to sustain our operations.

         We do not currently have any off-balance sheet arrangements.

         Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful. We do not have presently have any firm commitments to provide capital to our company and there are no assurances that such capital will be available to us when needed or upon terms and conditions, which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy and we could be forced to limit or cease our operations.

RELATED PARTY TRANSACTIONS

         We entered into the following related party transaction during the six months ended June 30, 2007:

Due from related Party

         During the three months ended June 30, 2007, the Company sold 5,000 shares of LTUS on behalf of Dr. Joshua Tan, a director for net proceeds of $8,374. During the nine months ended June 30, 2007, we remitted $8,750 to Dr. Tan. In connection with this arrangement, Dr. Tan owes 5,000 shares of LTUS to the Company with a fair market value of $5,000 and $376 for an aggregate of $5,376. We are aware that the receivable from this related party may be in violation of the Sarbanes-Oxley Act of 2002. We plan on rectifying this situation prior to September 30, 2007 and we are in processing paperwork to receive these shares from Dr. Tan.

Loan payable - related party`

         On June 29, 2007, we issued a $325,000 secured promissory note to Mr. Kenneth Clinton, an executive officer and director of the Company for the purpose of providing us with cash to satisfy certain contractual obligations under its agreement with the Jin Ma Companies. The principal balance is and payable on December 31, 2007. In lieu of interest, Mr. Clinton received 20% interest in the capital stock position in SPEH obtained by GEP. Accordingly, Mr. Clinton received 3,350,000 shares of SPEH common stock obtained by GEP. We valued these shares at $0.18 per share or $603,000 and for the six months ended June 30, 2007 recorded as compensation expense of $603,000. The note is secured by 3,250,000 shares of LTUS common stock owned by the Company, which are held in escrow.

Distribution of LTUS Shares

         On May 21, 2007, our Board of Directors approved the distribution of an aggregate of 653,690 shares (326,845 each) of common stock of LTUS held by the Company to Mr. Gary Wolfson and Mr. Ken Clinton, our CEO and President, respectively. In connection with the distribution of the LTUS shares, we recorded compensation expense of $653,690, which was based on the fair market value of the LTUS shares on the distribution date.

         During the nine months ended June 30, 2007, we distributed 3,302,400 shares of LTUS to China West, LLC, a member of GEP LLC, organized in the State of Florida valued at $1,684,224 or $.51 per share.

Other

         During the nine months ended June 30, 2007, we incurred $20,615 in accounting fees to a company owned by Mr. Adam Wasserman, the Company's chief financial officer for accounting services rendered related to contract clients of the various GEP LLC's of which $1,200 has been included in deferred contract costs and the accompanying consolidated balance sheet and $19,415 has been included in cost of sales..

         On April 13, 2007, the Board of directors of the Company unanimously consented that GEP member Shaohua Tan, Inc., owned by a director of the Company shall bear no direct, indirect or personal expenses for managing the GEP program and shall be reimbursed, on a timely basis, for any charges that he bears and incurs. Accordingly, we recorded compensation expense of $435,269 which represents the distribution of his proportionate percentage of restricted common stock received by GEP for services rendered in excess of the director's basis in GEP.

         On January 22, 2007, we entered into a consulting agreement with Venture Spark, LLC, a company owned by Robert D. Cain, a member of the Company's Board of Directors. Venture Spark, LLC agreed to develop a business prospectus and other materials for the Company to be used in business development activities. In connection with this agreement, we paid Venture Sparks, LLC $18,000. Additionally, on April 13, 2007, we entered into a one-year Financing Representation Agreement with this director for financing and financial advisory services. In connection with this agreement, the director is entitled to success fees of 5% of the financing and warrants to purchase the Company's stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On April 13, 2007, we issued 428,571 common shares to a Beijing-based third party consultant for business development services rendered in connection with its GEP operations. We valued these common shares at the fair market value on the date of grant of $0.14 per share or $60,000 based on the trading price of common shares. Accordingly, the Company recorded deferred contract costs of $60,000, which will be expensed upon the completion of a certain GEP contract.

         On May 15, 2007, in connection with a 90 day consulting agreement, we issued 265,000 shares of its common stock to Pentony Enterprises, Inc. for investor relations services. We valued these common shares at the fair market value on the date of grant of $0.155 per share or $41,075 based on the trading price of common shares. Accordingly, for the nine months ended June 30, 2007, we recorded stock-based compensation expense of $20,537 and deferred compensation of $20,538, which will be amortized over the remaining service period.

         On May 17, 2007, we issued 357,143 shares of its common stock to a Beijing-based third party consultant for business development services rendered in connection with its GEP operations. We valued these common shares at the fair market value on the date of grant of $0.15 per share or $53,571 based on the trading price of common shares. Accordingly, we recorded deferred contract costs of $53,571, which will be expensed upon the completion of a certain GEP contract.

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

                                        GENESIS TECHNOLOGY GROUP, INC.

                                        By: /s/ Gary L. Wolfson
                                        -----------------------
August 20, 2007                         Gary L. Wolfson
                                        Chief Executive Officer

                                        By: /s/ Adam Wasserman
                                        ----------------------
August 20, 2007                         Adam Wasserman
                                        Chief Financial and Accounting Officer