Form 10KSB
period 2007-09-30
Genesis Pharmaceuticals Enterprises, Inc.
filed 2008-01-15
CIK 1091164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-86347

GENESIS PHARMACEUTICALS ENTERPRISES, INC.
(Name of small business issuer in its charter)

Florida	65-1130026
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park
Laiyang City, Yantai, Shandong Province, People’s Republic of China 710075
(Address of principle executive offices)

(0086) 535-7282997
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State issuer’s revenue for its most recent fiscal year: $3,035,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The aggregate market value of the issuer’s common stock held by non-affiliates, as of January 14, 2008, based upon the average bid and asked price of such common stock as reported on the OTC Bulletin Board, was $ 97.2 million (388,968,760 shares at $.253 per share).

As of January 14, 2008, there were 388,968,760 shares of the issuer's common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): ☐ Yes  ☒ No

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

When used in this annual report, the terms the "Company," "Genesis," "GTEC," "we," "us," "our," and similar terms refer to Genesis Pharmaceuticals Enterprises, Inc., a Florida corporation, and our subsidiaries. The information which appears on our website www.genesis-china.net is not part of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We were originally incorporated in Florida on August 15, 2001 under the name Genesis Technology Group, Inc. with a principal business objective to operate as a business development and marketing firm specializing in advising and providing turn-key solutions for Chinese small and mid-sized companies entering Western markets. On October 12, 2001, we consummated a merger with NewAgeCities.com, an Idaho public corporation originally formed in 1969. We were the surviving entity after the merger with the Idaho public corporation.

On October 1, 2007, we executed a Share Acquisition and Exchange Agreement (“Exchange Agreement”) by and among us, Karmoya International Ltd., a British Virgin Islands company (“Karmoya”), and the shareholders of 100% of Karmoya’s capital stock (the “Karmoya Shareholders”). Separately, Karmoya owns 100% of the capital stock of Union Well International Limited, a Cayman Islands company (“Union Well”), which has established and owns 100% of the equity in Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., a wholly foreign owned enterprise in the People’s Republic of China (“GJBT”). GJBT has entered into consulting service agreements and equity-related agreements with Laiyang Jiangbo Pharmaceutical Co., Ltd. (“Laiyang Jiangbo”), a limited liability company headquartered in, and organized under the laws of, China. Throughout this Form 10-KSB, Karmoya, Union Well, GJBT and Laiyang Jiangbo are sometimes collectively referred to as the “LJ Group.”

Under the Exchange Agreement, on the Closing Date, we issued 5,995,780 shares of our Series B Voting Convertible Preferred Stock (the “Series B Preferred Stock”) to the Karmoya Shareholders and 597 shares of our common stock in exchange for 100% of the capital stock of Karmoya. The shares of Series B Preferred Stock issued are convertible, in the aggregate, into a number of shares of our common stock that, when combined with the common stock issued to the Karmoya Shareholders, would equal 75% of the issued and outstanding shares of our common stock, if the shares were to be converted on the Closing Date. The closing of the Exchange Agreement and the transactions contemplated thereunder (the “Exchange Transaction”) occurred on October 1, 2007 (the “Closing Date”).

As a result of the Exchange Transaction, the Karmoya Shareholders became our controlling shareholders and Karmoya became our wholly owned subsidiary. In connection with Karmoya becoming our wholly owned subsidiary, we acquired the business and operations of the LJ Group. From and after the Closing Date, through various consulting service agreements and equity-related agreements between certain LJ Group entities (the “LJ Agreements”), our principal business activities shall continue to be conducted through the LJ Group’s operating company in China, Laiyang Jiangbo.

The Exchange Transaction was accounted for as a reverse merger (recapitalization) with Karmoya deemed to be the accounting acquirer, and us as the legal acquirer. Accordingly, the historical financial information presented in future financial statements will be that of Karmoya as adjusted to give effect to any difference in the par value of ours and Karmoya’s stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Karmoya, the accounting acquirer, have been carried over in the recapitalization. Upon the closing of the Exchange Transaction, we became a Chinese pharmaceutical company that researches, develops, manufactures, markets and sells pharmaceutical products and health supplements in the People's Republic of China (“PRC” or “China”)

DESCRIPTION OF OUR PRIOR BUSINESS - GENESIS TECHNOLOGY GROUP, INC.

Prior to the Exchange Transaction, we were a business development and marketing firm that specialized in advising and providing a turn key solution for Chinese small and mid-sized companies entering Western markets. We fostered development projects that required marketing, manufacturing, finance, and product deployment expertise for companies in the United States and China. Our core competency was sourcing merger and acquisitions opportunities for both us and our contract clients.

Effective June 20, 2005, we established Genesis Equity Partners, LLC, a Florida limited liability company (“GEP”), in which we owned 51% and strategic partners owned the remaining 49%. On May 15, 2007, GEP amended its membership agreement and accordingly, as of March 1, 2007, we own 71%. Subsequently, we organized additional limited liability companies, dedicated to specific Chinese partner companies. While our equity position in these LLCs varied, the minimum ownership was maintained at 51%, to ensure reporting of consolidated earnings. The following limited liability companies were established during our fiscal year ended September 30, 2007:

o Genesis Equity Partners, LLC (Huayang) - established in the State of Delaware on February 1, 2007 and which we own 100%.

o Genesis Equity Partners, LLC (Liziyuan) -established in the State of Delaware on February 27, 2007 and which we own 100%.

o Genesis Equity Partners, LLC (Site) - established in the State of Delaware on March 28, 2007 and which we own 100%.

o Genesis Equity Partners II, LLC (GEP II) - established in the State of Florida on August 8, 2007 and which we own 71%. The minority members of GEP II include China West II, LLC, holding 24.5% of GEP II, and Shaohua Tan, Inc., a company owned by Dr. Shaohua Tan, a former member of our board of directors, holding 24.5%.

Collectively, the above LLCs are referred to as the "GEP Companies". The GEP Companies are full service advisory companies specializing in small Chinese-based companies, which are traded on or are expected to be traded on the U.S. public markets. The GEP Companies offer a comprehensive suite of services tailored to the specific needs of their clients, including:

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

* Coordination of professional resources

* Corporate asset evaluation

* Public relations

* Advice and structure assistance for strategic alliances, partnerships and joint ventures

Because the Exchange Transaction occurred subsequent to our fiscal year ended September 30, 2007, we are disclosing the consolidated results, assets and liabilities of our prior businesses, including GEP and the GEP Companies, in the section titled “Management’s Discussion and Analysis” and the financial statements accompanying this annual report on Form 10-KSB. We will disclose the consolidated results, assets and liabilities of our current Pharmaceutical  business in future quarterly and annual reports.

DESCRIPTION OF OUR CURRENT BUSINESS - GENESIS PHARMACEUTICALS ENTERPRISES, INC.

On October 1, 2007, we executed a Share Acquisition and Exchange Agreement (“Exchange Agreement”) by and among us, Karmoya International Ltd., a British Virgin Islands company (“Karmoya”), and the shareholders of 100% of Karmoya’s capital stock (the “Karmoya Shareholders”). Separately, Karmoya owns 100% of the capital stock of Union Well International Limited, a Cayman Islands company (“Union Well”), which has established and owns 100% of the equity in Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., a wholly foreign owned enterprise in the People’s Republic of China (“GJBT”). GJBT has entered into consulting service agreements and equity-related agreements with Laiyang Jiangbo Pharmaceutical Co., Ltd. (“Laiyang Jiangbo”), a limited liability company headquartered in, and organized under the laws of, the People's Republic of China (“PRC” or “China”). Throughout this Form 10-KSB, Karmoya, Union Well, GJBT and Laiyang Jiangbo are sometimes collectively referred to as the “LJ Group.”

Under the Exchange Agreement, on the Closing Date, we issued 5,995,780 shares of our Series B Voting Convertible Preferred Stock (the “Series B Preferred Stock”) to the Karmoya Shareholders and 597 shares of our common stock in exchange for 100% of the capital stock of Karmoya. The shares of Series B Preferred Stock issued were convertible, in the aggregate, into a number of shares of our common stock that, when combined with the common stock issued to the Karmoya Shareholders, would equal 75% of the issued and outstanding shares of our common stock, if the shares were to be converted on the Closing Date. The closing of the Exchange Agreement and the transactions contemplated thereunder (the “Exchange Transaction”) occurred on October 1, 2007 (the “Closing Date”). On October 26, 2007, the 5,995,780 shares of Series B Voting Convertible Preferred Stok were converted into 299,789,000 shares of our common stock.

As a result of the Exchange Transaction, the Karmoya Shareholders became our controlling shareholders and Karmoya became our wholly owned subsidiary. In connection with Karmoya becoming our wholly owned subsidiary, we acquired the business and operations of the LJ Group. From and after the Closing Date, through various consulting service agreements and equity-related agreements between certain LJ Group entities (the “LJ Agreements”), our principal business activities shall continue to be conducted through the LJ Group’s operating company in China, Laiyang Jiangbo.

The Exchange Transaction was accounted for as a reverse merger (recapitalization) with Karmoya deemed to be the accounting acquirer, and us as the legal acquirer. Accordingly, the historical financial information presented in future financial statements will be that of Karmoya as adjusted to give effect to any difference in the par value of ours and Karmoya’s stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Karmoya, the accounting acquirer, have been carried over in the recapitalization. Upon the closing of the Exchange Transaction, through the contractual relationship with Laiyang Jiangbo, we became a Chinese pharmaceutical company that researches, develops, manufactures, markets and sells pharmaceutical products and health supplements in China.

Karmoya was incorporated under the laws of the British Virgin Islands on July 17, 2007. Since incorporation, Karmoya has not conducted any substantive operations of its own and conducts its primary business operations through its variable interest entity (“VIE”), Laiyang Jiangbo. PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operate our pharmaceutical business in China through Laiyang Jiangbo. Laiyang Jiangbo holds the licenses and approvals necessary to operate our pharmaceutical business in China. We have contractual arrangements with Laiyang Jiangbo and its shareholders pursuant to which we provide technology consulting and other general business operation services to Laiyang Jiangbo. Through these contractual arrangements, we also have the ability to substantially influence Laiyang Jiangbo’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Laiyang Jiangbo, we are considered the primary beneficiary of Laiyang Jiangbo. Accordingly, we will consolidate Laiyang Jiangbo's results, assets and liabilities in our future financial statements. For a description of these contractual arrangements, see “Contractual Arrangements with Laiyang Jiangbo and its Shareholders” below.

Laiyaing Jiangbo was incorporated under the laws of the PRC as a limited liability company on August 18, 2003. The paid-in capital of Laiyang Jiangbo was funded by the majority shareholders of Karmoya. PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, on September 21, 2007 Karmoya’s wholly owned subsidiary, GJBT (a wholly foreign owned enterprise registered in the PRC on September 19, 2007), entered into certain exclusive agreements with Laiyang Jiangbo and its shareholders. Laiyang Jiangbo holds the licenses and approvals necessary to operate our pharmaceutical business in China. Pursuant to these agreements, GJBT provides exclusive technology consulting and other general business operation services to Laiyang Jiangbo in return for a consulting services fee which is equal to Laiyang Jiangbo’s revenue. In addition, Laiyang Jiangbo’s shareholders have pledged their equity interests in Laiyang Jiangbo to GJBT, irrevocably granted GJBT an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Laiyang Jiangbo and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by GJBT. Through these contractual arrangements, Karmoya, through its wholly owned subsidiary GJBT, has the ability to substantially influence Laiyang Jiangbo’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

As a result of these contractual arrangements, which obligate Karmoya to absorb a majority of the risk of loss from Laiyang Jiangbo’s activities and enable Karmoya to receive a majority of its expected residual returns, we believe Laiyang Jiangbo is a VIE under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Laiyang Jiangbo do not have the characteristics of a controlling financial interest and we should be considered the primary beneficiary of Laiyang Jiangbo. Accordingly, we will consolidate Laiyang Jiangbo’s results, assets and liabilities in the financial statements accompanying our future annual and quarterly reports.

On October 11, 2007, our board of directors and the majority holders of our capital stock approved amendments to our Articles of Incorporation by written consent, including: (1) a change of our corporate name to our current name, Genesis Pharmaceuticals Enterprises, Inc. (the “Name Change”), (2) a change of our principal offices and mailing address to our current address in the PRC (the “Address Change”), (3) a change in our registered agent and registered office in Florida (the “Registered Agent Change”), and (4) an increase in our authorized common stock from 200,000,000 to 600,000,000 shares (the “Authorized Share Amendment”). The Certificate of Amendment and Certificate of Change to our Articles of Incorporation to effect the Name Change, Address Change, Registered Agent Change and the Authorized Share Amendment was filed with Florida’s Secretary of State on October 16, 2007.

On November 14, 2007, our Board of Directors, acting pursuant to the authority granted by our Bylaws and the Florida Business Corporation Act, determined by unanimous written consent to change our fiscal year end from September 30 to June 30.

CONTRACTUAL ARRANGEMENTS WITH LAIYANG JIANGBO AND ITS SHAREHOLDERS

Our relationships with Laiyang Jiangbo and its shareholders are governed by a series of contractual arrangements primarily between two entities associated with our wholly owned subsidiary Karmoya: (1) GJBT, Karmoya’s wholly foreign owned enterprise in PRC, and (2) Laiyang Jiangbo, Karmoya’s operating company in PRC. Under PRC laws, each of GJBT and Laiyang Jiangbo is an independent legal person and neither of them is exposed to liabilities incurred by the other party. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements, as amended and restated, and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. Other than pursuant to the contractual arrangements described below, Laiyang Jiangbo does not transfer any other funds generated from its operations to any other member of the LJ Group. On September 21, 2007, we entered into the following contractual arrangements (collectively, the “LJ Agreements”):

Consulting Services Agreement. Pursuant to the exclusive consulting services agreement between GJBT and Laiyang Jiangbo, GJBT has the exclusive right to provide to Laiyang Jiangbo general consulting services related to pharmaceutical business operations, as well as consulting services related to human resources and technological research and development of pharmaceutical products and health supplements (the “Services”). Under this agreement, GJBT owns the intellectual property rights developed or discovered through research and development while providing the Services for Laiyang Jiangbo. Laiyang Jiangbo pays a quarterly consulting service fee in Chinese Renminbi (“RMB”) to GJBT that is equal to all of Laiyang Jiangbo's revenue for such quarter.

Operating Agreement. Pursuant to the operating agreement among GJBT, Laiyang Jiangbo and the shareholders of Laiyang Jiangbo who collectively hold 100% of the outstanding shares of Laiyang Jiangbo (collectively, the “Laiyang Shareholders”), GJBT provides guidance and instructions on Laiyang Jiangbo's daily operations, financial management and employment issues. The Laiyang Shareholders must appoint the candidates recommended by GJBT as members of Laiyang Jiangbo's board of directors. GJBT has the right to appoint senior executives of Laiyang Jiangbo. In addition, GJBT agrees to guarantee Laiyang Jiangbo's performance under any agreements or arrangements relating to Laiyang Jiangbo's business arrangements with any third party. Laiyang Jiangbo, in return, agrees to pledge its accounts receivable and all of its assets to GJBT. Moreover, Laiyang Jiangbo agrees that without the prior consent of GJBT, Laiyang Jiangbo will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Laiyang Jiangbo, including, but not limited to, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party, or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years from September 21, 2007 unless early termination occurs in accordance with the provisions of the agreement and may be extended only upon GJBT's written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

 Equity Pledge Agreement. Pursuant to the equity pledge agreement among GJBT, Laiyang Jiangbo and the Laiyang Shareholders, the Laiyang Shareholders pledged all of their equity interests in Laiyang Jiangbo to GJBT to guarantee Laiyang Jiangbo's performance of its obligations under the consulting services agreement. If either Laiyang Jiangbo or any of the Laiyang Shareholders breaches its respective contractual obligations, GJBT, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Laiyang Shareholders also granted GJBT an exclusive, irrevocable power of attorney to take actions in the place and stead of the Laiyang Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that GJBT may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The Laiyang Shareholders agreed, among other things, not to dispose of the pledged equity interests or take any actions that would prejudice GJBT's interest. The equity pledge agreement will expire two (2) years after Laiyang Jiangbo obligations under the exclusive consulting services agreement have been fulfilled.

Option Agreement. Pursuant to the option agreement among GJBT, Laiyang Jiangbo and the Laiyang Shareholders, the Laiyang Shareholders irrevocably granted GJBT or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Laiyang Jiangbo for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. GJBT or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years from September 21, 2007 unless early termination occurs in accordance with the provisions of the agreement and may be extended only upon GJBT's written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

 Proxy Agreement. Pursuant to the proxy agreement among GJBT and the Laiyang Shareholders, the Laiyang Shareholders agreed to irrevocably grant and entrust all the rights to exercise their voting power to the person(s) appointed by GJBT. GJBT may from time to time establish and amend rules to govern how GJBT shall exercise the powers granted to it by the Laiyang Shareholders, and GJBT shall take action only in accordance with such rules. The Laiyang Shareholders shall not transfer their equity interests in Laiyang Jiangbo to any individual or company (other than GJBT or the individuals or entities designated by GJBT). The Laiyang Shareholders acknowledged that they will continue to perform this agreement even if one or more than one of them no longer hold the equity interests of Laiyang Jiangbo. This agreement may not be terminated without the unanimous consent of all of the parties, except that GJBT may terminate this agreement by giving thirty (30) days prior written notice to the Laiyang Shareholders.

LAIYANG JIANGBO PHARMACEUTICAL CO., LTD.

As discussed above, our operations are conducted through Laiyang Jiangbo Pharmaceutical Co., Ltd., a limited liability company headquartered in PRC and organized under the laws of PRC (“Laiyang Jiangbo”). Laiyang Jiangbo was organized on August 18, 2003 and its fiscal year ended June 30.

PRINCIPAL PRODUCTS OR SERVICES

Laiyang Jiangbo is engaged in research, development, production, marketing and sales of pharmaceutical products. It is located in Northeast China in an Economic Development Zone in Laiyang City, Shandong province and is one of the major pharmaceutical companies in China producing tablets, capsules, and granules for both Western medical drugs and Chinese herbal-based medical drugs. Laiyang Jiangbo is also a major manufacturer of liquid chemical supply for medical use in China. Approximately 20% of its current products are Chinese herbal-based drugs and 80% are Western medical drugs and liquid chemicals. Laiyang Jiangbo has several Certificates of Good Manufacturing Practices for Pharmaceutical Products (GMP Certificates) issued by the Shandong State Drug Administration (SDA) and currently produces over five types of drugs.

Laiyang Jiangbo’s top four products in fiscal 2007 include Clarithromycin sustained-release tablets, Itopride Hydrochloride granules, Ciprofloxacin Hydrochloride tablets, and Paracetamol tablets.

Drug Development and Production

Development and production of pharmaceutical products is Laiyang Jiangbo’s largest and most profitable business. Its principal pharmaceutical products include:

Clarithromycin sustained-release tablets

Clarithromycin sustained-release tablets, Chinese Drug Approval Number H20052746, are semi-synthetic antibiotics for curing Clarithromycin sensitive microorganism infections. Laiyang Jiangbo is one of only two domestic Chinese pharmaceutical companies having the technology to manufacture this drug. Laiyang Jiangbo’s sales of this drug were over RMB 248.4 million (US $31.82 million) in fiscal 2007, which is approximately 50% of the market share in China for this type of drug.

Clarithromycin is the second generation of macrolide antibiotic and replaces the older generation of Erythromycin. Clarithromycin first entered the pharmaceutical market in Ireland in 1989, and as of 2007, it is one of thirty medicines which generate the greatest sales revenue all over the world. Chemically, Clarithromycin has a wider antimicrobial spectrum and longer duration of acid resistance. Its activity is 2 to 4 times better than Erythromycin, but the toxicity is 2-12 times lower.

Clarithromycin sustained-release tablets utilize sustained-release technology, which requires a high degree of production technology. Because of the high degree of technology required to produce this product, PRC production requirements are very strict and there are very few manufacturers who gain permission to produce this product. Therefore, there is a significant barrier to entry in the PRC market. Currently, our Clarithromycin sustained-release tablets are the leading product in the PRC domestic antibiotic sustained-release tablets market. Our goal is to maintain our current market share for this product.

Itopride Hydrochloride granules

Itopride Hydrochloride granules, Chinese Drug Approval Number H20050932, are a stomach and intestinal drug for curing digestive system-related diseases. Laiyang Jiangbo’s sales for this drug reached RMB 228.08 million (US $29.22 million) in fiscal 2007, which is approximately 12.6% of the market share in China for this type of drug. This product is widely regarded for its pharmacological properties, i.e. rapid absorption, positive clinical effects, and few side effects. Based on clinical observation, it has been shown that Itopride Hydrochloride granules can improve 95.1% of gastrointestinal indigestion symptoms.

Itopride Hydrochloride granules are the fourth generation of gastrointestinal double dynamic medicines, which are used for curing most symptoms due to functional indigestion. The older generations are Metoclopramide Paspertin, Domperidone and Cisapride.

Itopride Hydrochloride granules are SDA-approved and entered the PRC pharmaceutical market in June 2005. Since 2005, Laiyang Jiangbo has seized the opportunity presented by this product by rapidly establishing a domestic sales network and developing the market for this product. Currently, this product has competition from two other famous stomach medicines, namely Dompendone Tablets and Vitamin U Belladonna and Aluminum Capsules II. Itopride Hydrochloride granules are a new product for Laiyang Jiangbo, but it already has a nationwide sales network in China. Laiyang Jiangbo’s goal is to have sales of Itopride Hydrochloride granules exceed sales of the other two medicines in the near future.

Ciprofloxacin Hydrochloride tablets

Ciprofloxacin Hydrochloride tablets, Chinese Drug Approval Number H37022737, are an antibiotic drug used to cure infection caused by bacteria. Laiyang Jiangbo’s sales for this drug reached RMB 91.73 million (US $11.75 million) in fiscal 2007, which is approximately 19.61% of the total market for this type of antibiotic drug in China.

Due to a stoppage in production of raw material manufacturing in PRC in 2004, the price of certain raw materials which are used to produce Ciprofloxacin Hydrochloride tablets rose rapidly and Laiyang Jiangbo seized this opportunity by using its stored raw materials to produce a significant amount of Ciprofloxacin Hydrochloride tablets. As a result, Laiyang Jiangbo’s sales of this product won a large percentage of the market in PRC from 2004 to 2006. However, other companies resumed production in 2007, which has lead to stronger competition and a decrease in Laiyang Jiangbo’s profits for this product. Despite the recent decrease in profits for this product, Laiyang Jiangbo’s goal is to continue producing Ciprofloxacin Hydrochloride tablets as a principal product to promote the popularity of its product and brand.

Paracetamol tablets

Paracetamol tablets, Chinese Drug Approval Number H37022733, are a nonprescription analgesic drug, mainly used for curing fever due to common flu or influenza. It is also used for relief of aches and pains. Laiyang Jiangbo’s sales for this drug reached RMB 26.61 million (US $3.41 million) in fiscal 2007, which is approximately 0.6% of the total market for similar types of drugs in China.

Laiyang Jiangbo is authorized by the PRC Ministry of Health to be an appointed producer of common antibiotics in Jiangsu Province, Guangdong Province, Zhejiang Province, Fujian Province, Shandong Province and Guangxi Province. Paracetamol tablets are one of PRC’s national A-level Medicare medicines. This product entered the Chinese market in July 2004.

Baobaole Chewable tablets

Baobaole Chewable tablets, Chinese Drug Approval Number Z20060294, are a new product of Laiyang Jiangbo and entered the market in August 2007. Baobaole Chewable tablets are nonprescription drugs for gastric cavity aches. This drug stimulates the appetite and promotes digestion. Baobaole is used to cure deficiencies in the spleen and stomach, abdomen aches, loss of appetite, and loose bowels. Its effects are mild and lasting.

As of December 2007, Laiyang Jiangbo has completed its entire distribution network for this product and its goal is to reach sales volume of RMB 140 million (US $17.93 million) for this product for the fiscal year ended June 30, 2008.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES AND OUR CUSTOMERS

Laiyang Jiangbo has a well-established sales network across China. It has a distribution network covering 26 provinces in the PRC. Currently, Laiyang Jiangbo has approximately 1,060 distribution agents throughout the PRC. Laiyang Jiangbo will continue to establish more representative offices and engage additional distribution agents in order to strengthen its distribution network.

Laiyang Jiangbo recognizes the importance of branding as well as packaging. All of Laiyang Jiangbo’s products bear a uniform brand but have specialized designs to differentiate the different categories of Laiyang Jiangbo's products.

Laiyang Jiangbo conducts promotional marketing activities to publicize and enhance its image as well as to reinforce the recognition of its brand name including:

1.	publishing advertisements and articles in national as well as specialized and provincial newspapers, magazines, and in other media, including the Internet;

2.	participating in national meetings, seminars, symposiums, exhibitions for pharmaceutical and other related industries;

3.	organizing cooperative promotional activities with distributors; and

4.	sending direct mail to major physician offices and laboratories.

Currently, Laiyang Jiangbo has approximately 1,200 terminal clients. Terminal clients are hospitals and medical institutions which purchase large supplies of pharmaceutical drugs. Laiyang Jiangbo is also authorized by the PRC Ministry of Health as an appointed Medicare medication supplier in six provinces, namely Jiangsu Province, Shandong Province, Zhejiang Province, Fujian Province, Guangdong Province and Guangxi Province.

For the fiscal years ended June 30, 2007, 2006 and 2005, five customers accounted for approximately 33.3%, 30.5% and 47.39%, respectively, of Laiyang Jiangbo’s sales. These five customers represent 28.9% and 26.5% of Laiyang Jiangbo’s total accounts receivable as of June 30, 2007 and 2006, respectively.

COMPETITION

Laiyang Jiangbo has two major competitors in the PRC: Zhuhai Lizhu and Beijing Nohua. These companies have strong assets and a large market share in the pharmaceutical industry. Laiyang Jiangbo is able to compete with these competitors because of its favorable geographic position, strong R&D capability, unique products, extensive sales network, and lower prices. Other than these two competitors, most other competitors produce only one or two products.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE PRINCIPAL SUPPLIERS

Laiyang Jiangbo has strategic relationships with many research institutions in PRC developing new drugs, such as Jiangsu Drug Research Institute, Pharmaceutical Institute of Shandong University, Chinese Traditional Medicine Institute, Shandong Chinese Traditional Medicine Technical School, and the Institute for Drug Control Departments. These relationships help to ensure that Laiyang Jiangbo maintains a continuing pipeline of high quality drugs into the future. Laiyang Jiangbo’s own production facilities supply most of the raw materials used to manufacture its products. Laiyang Jiangbo designs, creates prototypes and manufactures its products at its manufacturing facilities located in Laiyang City, Shandong province. Its principal raw materials include Ciprofloxacin Hydrochloride tablets. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical prices, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

Laiyang Jiangbo relies on a combination of trademark, copyright and trade secret protection laws in PRC and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect its intellectual property and brand. Laiyang Jiangbo has been issued design patents in PRC for drug packaging and drug containers, each valid for 10 years, and it intends to apply for more patents to protect its core technologies. Laiyang Jiangbo is currently in the process of acquiring the rights to a new Class I drug recently patented and made available to Laiyang Jiangbo through its relationship with the Pharmaceutical Institute of Shandong University. This is a Class I drug which means that all PRC national hospitals and other major medical facilities must carry this drug. Laiyang Jiangbo also enters into confidentiality, non-compete and invention assignment agreements with its employees and consultants and nondisclosure agreements with third parties. “Jiangbo” and a certain circular design affiliated with our brand are our registered trademarks in the PRC.

Pharmaceutical companies are at times involved in litigation based on allegations of infringement or other violations of intellectual property rights. Furthermore, the application of laws governing intellectual property rights in the PRC and abroad is uncertain and evolving and could involve substantial risks to us.

GOVERNMENT APPROVAL AND REGULATION OF LAIYANG JIANGBO'S PRINCIPAL PRODUCTS OR SERVICES

General PRC Government Approval

The Drug Administration Law of the PRC governs Laiyang Jiangbo and its products. The State Food & Drug Administration of the PRC regulates and implements PRC drug laws. The State FDA has granted Laiyang Jiangbo government permits to produce the following products: Clarithromycin sustained-released tablets, Itopride Hydrochloride granules, Ciprofloxacin Hydrochloride tablets, Paracetamol tablets, Baobaole Chewable tablets, Compound Sufamethoxazole tablets, and Vitamin C tablets.

The drug approval process takes about two years: including local SFDA approval, Local SFDA test, State SFDA processing, state SFDA expert valuation, clinical trial, final approval.

No enterprise may start production at its facilities until it receives approval from the PRC Ministry of Agriculture to begin operations. Laiyang Jiangbo currently has obtained the requisite approval and licenses from the Ministry of Agriculture in order to operate its production facilities.

Circular 106 Compliance and Approval

On May 31, 2007, the PRC State Administration of Foreign Exchange (“SAFE”) issued an official notice known as "Circular 106," which requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China.

In early September 2007, the three owners of 100% of the equity in Laiyang Jiangbo, Cao Wubo, Xun Guihong and Zhang Yihua, submitted their application to SAFE. On September 19, 2007, SAFE approved their application, permitting these Chinese citizens to establish an offshore company, Karmoya International Ltd., as a “special purpose vehicle” for any foreign ownership and capital raising activities by Laiyang Jiangbo.

After SAFE’s approval, Cao Wubo, Xun Guihong and Zhang Yihua became the majority owners of Karmoya International Ltd. on September 20, 2007.

RESEARCH AND DEVELOPMENT

Laiyang Jiangbo places great emphasis on product research and development and maintains strategic relationships with many research institutions in PRC developing new drugs, such as Jiangsu Drug Research Institute, Pharmaceutical Institute of Shandong University, Chinese Traditional Medicine Institute, Shandong Chinese Traditional Medicine Technical School, and the Institute for Drug Control Departments. These relationships help to ensure that Laiyang Jiangbo maintains a continuing pipeline of high quality drugs into the future. Major projects currently being undertaken by Laiyang Jiangbo focus on the following products:

Ligustrazine Ferulic Acid Acetate (LFAA)

LFAA is a Cardiac Cerebral Vascular innovative medicine, researched by Pharmaceutical Institute of Shandong University. It is protected by patent. Its PRC invention patent application number is 02135989X, publication number is CN1424313A and patent number is ZL02135989X filed in December 2005.

LFAA is a synthetic innovation medicine based on Liqustrazine. It is the successor of Liqustrazine, which has independent intellectual property rights. LFAA helps to reduce blood clotting and prevent platelets in the blood from clumping together. Based on clinical studies, LFAA’s artery endothelium cell proliferation stimulating function is 20 times better than Liqustrazine, its protecting function for endothelium cell is 40 times better than Liqustrazine, and its anti-cerebral ischemia activity is 4 times better than Liqustrazine. Laiyang Jiangbo’s goal is to reach sales revenue of RMB $300 million for LFAA after it is put into production.

Compound Salvia Miltiorrhiza Cold Powder Injection

Compound Salvia Miltiorrhiza Cold Powder Injection is a PRC “Level B” new medicine. It has the effect of decreasing blood pressure, reducing blood fat and protecting heart. It is an improved generation drug with higher content of active ingredients, better stability and better clinical effectiveness than the older generation drug. Laiyang Jiangbo’s goal is to reach sales revenue of RMB $300 million RMB for this product after it is put into production.

For the fiscal year ended June 30, 2007, Laiyang Jiangbo spent approximately US $11 million or approximately 14.6% of its fiscal 2007 revenue on research and development of various pharmaceutical products. For the fiscal year ended June 30, 2006, Laiyang Jiangbo spent approximately US $13.6 million or approximately 27.8% of its fiscal 2006 revenue on research and development of products.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

In compliance with PRC environmental regulations, Laiyang Jiangbo spent approximately $1,500 in fiscal 2005, $1,600 in fiscal 2006, and approximately $2,000 in fiscal 2007, mainly for the wastewater treatment in connection with its production facilities.

 EMPLOYEES

Laiyang Jiangbo currently has more than 1,280 employees, including 220 production crew, 440 full-time salespersons and 620 part-time salespersons. Approximately 200 of these employees are represented by Laiyang City Jiangbo Pharmaceuticals Union, which is governed by the City of Laiyang. Laiyang Jiangbo has not experienced a work stoppage since inception and does not anticipate any work stoppage in the foreseeable future. Management believes that its relations with its employees and the union are good.

CORPORATE INFORMATION

Laiyang Jiangbo’s principal executive offices are located at Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park, Laiyang City, Yantai, Shandong Province, PRC 710075.

 RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Laiyang Jiangbo commenced operations in 2003 and first achieved profitability in the fiscal year ended June 30, 2005. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the pharmaceutical industry in China. Some of these risks and uncertainties relate to our ability to:

.	maintain our market position in the pharmaceuticals business in China;
.	offer new and innovative products to attract and retain a larger customer base;
.	attract additional customers and increase spending per customer;
.	increase awareness of our brand and continue to develop user and customer loyalty;
.	respond to competitive market conditions;
.	respond to changes in our regulatory environment;
.	manage risks associated with intellectual property rights;
.	maintain effective control of our costs and expenses;
.	raise sufficient capital to sustain and expand our business;
.	attract, retain and motivate qualified personnel; and
.	upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We May Need Additional Financing to Execute Our Business Plan

The revenues from the production and sale of pharmaceutical products and the projected revenues from these products may not be adequate to support our expansion and product development programs. We may need substantial additional funds to build our new production facilities, pursue further research and development, obtain regulatory approvals, market our products, and file, prosecute, defend and enforce our intellectual property rights. We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources. We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

There are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

Our Success Depends On Collaborative Partners, Licensees and Other Third Parties Over Whom We Have Limited Control

Due to the complexity of the process of developing pharmaceuticals, our core business depends on arrangements with pharmaceutical institutes, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of our products. We have several research collaborations. Our license agreements could obligate us to diligently bring potential products to market, make milestone payments and royalties that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications. There are no assurances that we will be able to establish or maintain collaborations that are important to our business on favorable terms, or at all.

A number of risks arise from our dependence on collaborative agreements with third parties. Product development and commercialization efforts could be adversely affected if any collaborative partner:

.	terminates or suspends its agreement with us
.	causes delays
.	fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials
.	fails to adequately perform clinical trials
.	determines not to develop, manufacture or commercialize a product to which it has rights or
.	otherwise fails to meet its contractual obligations.

Our collaborative partners could pursue other technologies or develop alternative products that could compete with the products we are developing.

The Profitability of Our Products Will Depend in Part on Our Ability to Protect Proprietary Rights and Operate Without Infringing the Proprietary Rights of Others

The profitability of our products will depend in part on our ability to obtain and maintain patents and licenses and preserve trade secrets, and the period our intellectual property remains exclusive. We must also operate without infringing the proprietary rights of third parties and without third parties circumventing our rights. The patent positions of pharmaceutical enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. The pharmaceutical patent situation outside the PRC is uncertain, is currently undergoing review and revision in many countries, and may not protect our intellectual property rights to the same extent as the laws of the PRC. Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

Most of our drug products have been approved by the PRC's Food and Drug Administration (SFDA) but have not received patent protection. For instance, Clarithromycin sustained-release tablets, one of our most profitable products, are produced by other companies in China. If any other company were to obtain patent protection for Clarithromycin sustained-release tablets in China, or for any of our other drug products, it would have a material adverse effect on our revenue.

Other companies may independently develop similar products and design around any patented products we develop. We cannot assure you that:

.	any of our patent applications will result in the issuance of patents
.	we will develop additional patentable products
.	the patents we have been issued will provide us with any competitive advantages
.	the patents of others will not impede our ability to do business; or
.	third parties will not be able to circumvent our patents.

A number of pharmaceutical, research, and academic companies and institutions have developed technologies, filed patent applications or received patents on technologies that may relate to our business. If these technologies, applications or patents conflict with ours, the scope of our current or future patents could be limited or our patent applications could be denied. Our business may be adversely affected if competitors independently develop competing technologies, especially if we do not obtain, or obtain only narrow, patent protection. If patents that cover our activities are issued to other companies, we may not be able to obtain licenses at a reasonable cost, or at all; develop our technology; or introduce, manufacture or sell the products we have planned.

Patent litigation is becoming widespread in the pharmaceutical industry. Such litigation may affect our efforts to form collaborations, to conduct research or development, to conduct clinical testing or to manufacture or market any products under development. There are no assurances that our patents would be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe our patents in the event of patent litigation. Our business could be materially affected by an adverse outcome to such litigation. Similarly, we may need to participate in interference proceedings declared by the U.S. Patent and Trademark Office or equivalent international authorities to determine priority of invention. We could incur substantial costs and devote significant management resources to defend our patent position or to seek a declaration that another company's patents are invalid.

Much of our know-how and technology may not be patentable, though it may constitute trade secrets. There are no assurances that we will be able to meaningfully protect our trade secrets. We cannot assure you that any of our existing confidentiality agreements with employees, consultants, advisors or collaborators will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Collaborators, advisors or consultants may dispute the ownership of proprietary rights to our technology, for example by asserting that they developed the technology independently.

We May Encounter Difficulties in Manufacturing our Products

Before our products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including GMP, production and quality control regulations. If we cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in the manufacturing process, we may not be able to conduct clinical trials, obtain regulatory approval or meet demand for our products. Production of our products could require raw materials which are scarce or which can be obtained only from a limited number of sources. If we are unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

We Could Need More Clinical Trials or Take More Time to Complete Our Clinical Trials Than We Have Planned

Clinical trials vary in design by factors including dosage, end points, length, and controls. We may need to conduct a series of trials to demonstrate the safety and efficacy of our products. The results of these trials may not demonstrate safety or efficacy sufficiently for regulatory authorities to approve our products. Further, the actual schedules for our clinical trials could vary dramatically from the forecasted schedules due to factors including changes in trial design, conflicts with the schedules of participating clinicians and clinical institutions, and changes affecting product supplies for clinical trials.

We rely on collaborators, including academic institutions, governmental agencies and clinical research organizations, to conduct, supervise, monitor and design some or all aspects of clinical trials involving our products. Since these trials depend on governmental participation and funding, we have less control over their timing and design than trials we sponsor. Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timelines for our product releases. Such delays could reduce investors' confidence in our ability to develop products, likely causing our share price to decrease.

We May Not Be Able to Obtain the Regulatory Approvals or Clearances That Are Necessary to Commercialize Our Products

The PRC and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of pharmaceutical products. Each regulatory authority typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured. Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products. Addressing these criteria requires considerable data collection, verification and analysis. We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

.	the commercialization of our products could be adversely affected;
.	any competitive advantages of the products could be diminished; and
.	revenues or collaborative milestones from the products could be reduced or delayed.

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate. Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that force us to withdraw the product from the market.

Any marketed product and its manufacturer will continue to be subject to strict regulation after approval. Results of post-marketing programs may limit or expand the further marketing of products. Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

In manufacturing our products we will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation. We cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, we may not be allowed to develop or market the product candidates. If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Competitors May Develop and Market Pharmaceutical Products That Are Less Expensive, More Effective or Safer, Making Our Products Obsolete or Uncompetitive

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from pharmaceutical companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products we are developing. Alternative products may be developed that are more effective, work faster and are less costly than our products. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours. In addition, other forms of treatment may be competitive with our products. Over time, our technology or products may become obsolete or uncompetitive.

Our Products May Not Gain Market Acceptance

Our products may not gain market acceptance in the pharmaceutical community. The degree of market acceptance of any product depends on a number of factors, including establishment and demonstration of clinical efficacy and safety, cost-effectiveness, clinical advantages over alternative products, and marketing and distribution support for the products. Limited information regarding these factors is available in connection with our products or products that may compete with ours.

To directly market and distribute our pharmaceutical products, we or our collaborators require a marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to further establish sales, marketing and distribution capabilities or enter into arrangements with third parties on acceptable terms. If we or our partners cannot successfully market and sell our products, our ability to generate revenue will be limited.

Our Operations and the Use of Our Products Could Subject Us to Damages Relating to Injuries or Accidental Contamination.

Our research and development processes involve the controlled use of hazardous materials. We are subject to PRC national, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated. In the event of an accident involving hazardous materials, we could be held liable for resulting damages. We are not insured with respect to this liability. Such liability could exceed our resources. In the future we could incur significant costs to comply with environmental laws and regulations.

If We Were Successfully Sued for Product Liability, We Could Face Substantial Liabilities That May Exceed Our Resources.

We may be held liable if any product we develop, or any product which is made using our technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. These risks are inherent in the development of agricultural and pharmaceutical products. We currently do not have product liability insurance. We are not insured with respect to this liability. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we develop may be prevented or inhibited. If we are sued for any injury caused by our products, our liability could exceed our total assets.

We Have Limited Business Insurance Coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

Our Success Depends on Attracting and Retaining Qualified Personnel

We depend on a core management and scientific team. The loss of any of these individuals could prevent us from achieving our business objective of commercializing our product candidates. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

Risks Related to Our Corporate Structure

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our affiliated Chinese entity, Laiyang Jiangbo, and its shareholders. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of pharmaceutical business and companies, including limitations on our ability to own key assets.

The PRC government regulates the pharmaceutical industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the pharmaceutical industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of the pharmaceutical industry include the following:

.	we only have contractual control over Laiyang Jiangbo. We do not own it due to the restriction of foreign investment in Chinese businesses; and
.
uncertainties relating to the regulation of the pharmaceutical business in China, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, pharmaceutical businesses in China, including our business.

In order to comply with PRC laws limiting foreign ownership of Chinese companies, we conduct our pharmaceutical business through Laiyang Jiangbo by means of contractual arrangements. If the PRC government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.

The PRC government restricts foreign investment in pharmaceutical businesses in China. Accordingly, we operate our business in China through Laiyang Jiangbo. Laiyang Jiangbo holds the licenses and approvals necessary to operate our pharmaceutical business in China. We have contractual arrangements with Laiyang Jiangbo and its shareholders that allow us to substantially control Laiyang Jiangbo. We cannot assure you, however, that we will be able to enforce these contracts.

Although we believe we comply with current PRC regulations, we cannot assure you that the PRC government would agree that these operating arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Our contractual arrangements with Laiyang Jiangbo and its shareholders may not be as effective in providing control over these entities as direct ownership.

Since PRC law limits foreign equity ownership in companies in China, we operate our pharmaceutical business through an affiliated Chinese company, Laiyang Jiangbo. We have no equity ownership interest in Laiyang Jiangbo and rely on contractual arrangements to control and operate such business. These contractual arrangements may not be as effective in providing control over Laiyang Jiangbo as direct ownership. For example, Laiyang Jiangbo could fail to take actions required for our business despite its contractual obligation to do so. If Laiyang Jiangbo fails to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that Laiyang Jiangbo's shareholders would always act in our best interests.

The Chairman of the Board of Directors of Laiyang Jiangbo has potential conflicts of interest with us, which may adversely affect our business.

Mr. Cao Wubo, our Chairman and Chief Executive Officer, is also the Chairman of the Board of Directors and General Manager of Laiyang Jiangbo. Conflicts of interests between his duties to our company and Laiyang Jiangbo may arise. As Mr. Cao is a director and executive officer of our company, he has a duty of loyalty and care to us under Florida law when there are any potential conflicts of interests between our company and Laiyang Jiangbo. We cannot assure you, however, that when conflicts of interest arise, Mr. Cao will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Mr. Cao could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Mr. Cao, we would have to rely on legal proceedings, which could result in the disruption of our business.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

If PRC law were to phase out the preferential tax benefits currently being extended to foreign invested enterprises and “new or high-technology enterprises” located in a high-tech zone, we would have to pay more taxes, which could have a material and adverse effect on our financial condition and results of operations.

Under PRC laws and regulations, a foreign invested enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as “new or high-technology enterprise”. As a foreign invested enterprise as well as a certified “new or high-technology enterprise” located in an economic development zone in Laiyang City, GJBT is entitled to a three-year exemption from enterprise income tax beginning from its first year of operation, a 7.5% enterprise income tax rate for another three years followed by a 15% tax rate so long as it continues to qualify as a “new or high-technology enterprise.” Laiyang Jiangbo is currently subject to a 15% enterprise income tax rate for so long as its status as a “new or high-technology enterprise” remains unchanged. Furthermore, GJBT may apply for a refund of the 5% business tax levied on its total revenues derived from its technology consulting services. If the PRC law were to phase out preferential tax benefits currently granted to “new or high-technology enterprises” and technology consulting services, we would be subject to the standard statutory tax rate, which currently is 33%, and we would be unable to obtain business tax refunds for our provision of technology consulting services. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

Laiyang Jiangbo is subject to restrictions on making payments to us.

We are a holding company incorporated in the State of Florida and do not have any assets or conduct any business operations other than our investments in our affiliated entity in China, Laiyang Jiangbo. As a result of our holding company structure, we rely entirely on payments from Laiyang Jiangbo under our contractual arrangements. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on its own in the future, the instruments governing the debt may restrict its ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our ordinary shares.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our affiliated Chinese entity, Laiyang Jiangbo. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in the prospectus.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, most of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from Laiyang Jiangbo. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. We rely entirely on fees paid to us by our affiliated entity in China. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to an Investment in Our Securities

To Date, We Have Not Paid Any Cash Dividends and No Cash Dividends Will be Paid in the Foreseeable Future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for our operations.

The Application of the "Penny Stock" Rules Could Adversely Affect the Market Price of Our Common Stock and Increase Your Transaction Costs to Sell Those Shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our Common Shares are Thinly Traded and, You May be Unable to Sell at or Near Ask Prices or at All if You Need to Sell Your Shares to Raise Money or Otherwise Desire to Liquidate Your Shares.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Our common shares have historically been sporadically or "thinly-traded" on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual agreements with Laiyang Jiangbo; and additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this Current Report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price. However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in Our Common Share Price May Subject Us To Securities Litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our Corporate Actions are Substantially Controlled by our Principal Shareholders and Affiliated Entities.

Our principal shareholders and their affiliated entities will own approximately 75% of our outstanding ordinary shares, representing approximately 75% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of our company.

The Elimination of Monetary Liability Against our Directors, Officers and Employees under Florida law and the Existence of Indemnification Rights to our Directors, Officers and Employees may Result in Substantial Expenditures by Us and May Discourage Lawsuits Against our Directors, Officers and Employees.

Our articles of incorporation contain specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, and we are prepared to give such indemnification to our directors and officers to the extent provided by Florida law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements May Impact our Future Financial Position and Results of Operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Past Activities Of Genesis And Its Affiliates May Lead To Future Liability.

Prior to the Exchange Agreement among Genesis, Karmoya and the Karmoya Shareholders executed on October 1, 2007, we engaged in businesses unrelated to our current operations. Neither Genesis’s prior management nor any of its shareholders prior to the Exchange Transaction are providing indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, and any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on our company.

    For example, we are aware of three lawsuits arising from past activities of Genesis, alleging breach of contract. Please see Item 3, “Legal Proceedings” for more information.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

.	actual or anticipated fluctuations in our quarterly operating results;
.	changes in financial estimates by securities research analysts;
.	conditions in pharmaceutical and agricultural markets;
.	changes in the economic performance or market valuations of other pharmaceutical companies;
.	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
.	addition or departure of key personnel;
.	fluctuations of exchange rates between RMB and the U.S. dollar;
.	intellectual property litigation;
.	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from a proposed offering will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission (the “SEC”), as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park, Laiyang City, Yantai, Shandong Province, PRC 710075, where we have developed approximately 45,356 square meters of production, office, and garage space. Our total building area is 7172 square meters and our production workshop area is more than 3132 square meters.

On August 13, 2003, the Laiyang Development Planning Agency approved Laiyang Jiangbo’s plan to invest in Section A of the Industrial Park for construction of garage and office space. On August 18, 2003, the Laiyang Industrial Park Administration certified Laiyang Jiangbo’s investment of RMB $10 million (US $1.33 million) in Section A of the Industrial Park for a total construction of 13,000 square meters.

We currently do not lease any real property.

ITEM 3. LEGAL PROCEEDINGS

Except as discussed below, we are not a party to any pending legal proceeding, nor are we aware of any legal proceedings being contemplated against us by any governmental authority:

Elizabeth Hiromoto et al v. Telecom Communications, Inc. et al. - Case No. 2:07-cv-07858-PSG-E, United States District Court, Central District of California (Western Division - Los Angeles)

On December 3, 2007, two individuals filed a lawsuit against the Company, our former Chief Executive Officer James Wang, and certain others, alleging breach of contract. As of the date of this report, neither we nor our registered agent have been served with a complaint in this action, and we have only become aware of this lawsuit as a result of recent due diligence performed by one of our potential financing sources. As of the date of this report, we are unable to estimate a loss, if any, we may incur related to this lawsuit. We plan to vigorously defend our position.

Kenneth Clinton vs. Genesis Pharmaceuticals Enterprises, Inc., GTEC Holdings, Capital Growth Financial, Inc., Gary L. Wolfson and Pacific Rim Consultants, Inc. - Case No. 50 2007 CA 023923, Palm Beach County, Florida

On December 21, 2007, Kenneth Clinton, a former director and former President of the Company, filed a lawsuit against the Company and certain entities and persons related to our predecessor Genesis Technology Group, Inc. The complaint alleges, among other things, breach of contract against the Company for an agreement to pay the plaintiff certain shares of other public companies (collectively, the “Reverse Merger Shares”) in connection with reverse merger transactions arranged by our predecessor, and breach of contract against the Company for failure to allow the plaintiff to exercise certain stock options for shares in the Company or exchange such options for new shares in the Company. The plaintiff is seeking relief in the form of (1) delivery of the Reverse Merger Shares, or in the alternative damages in the amount of those shares, (2) a judgment against the Company to allow the plaintiff to exchange and exercise his stock option for shares in the Company, or in the alternative damages in the amount of those shares, and (3) a declaratory judgment regarding a pledge and escrow agreement with defendant Capital Growth Financial. As of the date of this report, we are unable to estimate a loss, if any, we may incur related to this lawsuit. We plan to vigorously defend our position.

CRG Partners, Inc. and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (ARBITRATION) - Case No. 32 145 Y 00976 07, American Arbitration Association, Southeast Case Management Center

On December 4, 2007, CRG Partners, Inc. (“CRG”), a former consultant of the Company, filed a demand for arbitration against the Company alleging breach of contract and seeking damages of approximately $10 million as compensation for consulting services rendered to the Company. The amount of damages sought by the claimant is equal to the dollar value as of 29,978,900 shares of the Company’s common stock which the claimant alleges are due and owing to CRG. On December 5, 2007, we gave notice of termination of our relationship with CRG under the consulting agreement. The arbitration is scheduled to be conducted in Miami Dade County, Florida. We plan to vigorously defend our position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report on Form 10-KSB.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Our common stock is not listed on any stock exchange. Our common stock is traded over-the-counter on the Over-the-Counter Electronic Bulletin Board under the symbol “GTEC.OB”. The following table sets forth the high and low bid information for our common stock for each quarter within our last two fiscal years, as reported by the Over-the-Counter Electronic Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	LOW	HIGH
2007
Quarter ended September 30, 2007	$0.085	$0.15
Quarter ended June 30, 2007	$0.101	$0.185
Quarter ended March 31, 2007	$0.12	$0.185

2006
Quarter ended December 31, 2006	$0.08	$0.179
Quarter ended September 30, 2006	$0.09	$0.185
Quarter ended June 30, 2006	$0.16	$0.361
Quarter ended March 31, 2006	$0.031	$0.55

2005
Quarter ended December 31, 2005	$0.03	$0.64

As of January 14, 2008, the closing sales price for shares of our common stock was $0.25 per share on the Over-The-Counter Bulletin Board.

Holders

As of January 1, 2008, there were approximately 881 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Computershare Trust Company, 350 Indiana St., #800, Golden, Colorado 80401, and its telephone number is (303) 262-0600.

Dividend Policy

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. In the past our board of directors has declared dividends on our then outstanding preferred stock. We paid these preferred stock dividends with common stock.

Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.

Recent Sales of Unregistered Securities

This information has been previously included in a current report on Form 8-K and therefore need not be furnished pursuant to SEC rules regarding Form 10-KSB. Reference is made to Item 3.02 of our Current Report on Form 8-K filed on October 5, 2007, which is hereby incorporated by reference, for a description of our recent sales of unregistered securities during the period covered by this annual report on Form 10-KSB.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following analysis of our consolidated financial condition and results of operations for the years ended September 30, 2007 and 2006, should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this annual report on Form 10-KSB. When used in this section, "fiscal 2007" means our fiscal year ended September 30, 2007 and "fiscal 2006" means our fiscal year ended September 30, 2006.

OVERVIEW

We were originally incorporated in Florida on August 15, 2001 under the name Genesis Technology Group, Inc. with a principal business objective to operate as a business development and marketing firm specializing in advising and providing turn-key solutions for Chinese small and mid-sized companies entering Western markets. On October 12, 2001, we consummated a merger with NewAgeCities.com, an Idaho public corporation originally formed in 1969. We were the surviving entity after the merger with the Idaho public corporation.

Effective June 20, 2005, we established Genesis Equity Partners, LLC, a Florida limited liability company (“GEP”), in which we owned 51% and strategic partners owned the remaining 49%. On May 15, 2007, GEP amended its membership agreement and accordingly, as of March 1, 2007, we own 71%. Subsequently, we organized additional limited liability companies, dedicated to specific Chinese partner companies. While our equity position in these LLCs varied, the minimum ownership was maintained at 51%, to ensure reporting of consolidated earnings. The following limited liability companies were established during fiscal 2007:

o Genesis Equity Partners, LLC (Huayang) - established in the State of Delaware on February 1, 2007 and which we own 100%.

o Genesis Equity Partners, LLC (Liziyuan) -established in the State of Delaware on February 27, 2007 and which we own 100%.

o Genesis Equity Partners, LLC (Site) - established in the State of Delaware on March 28, 2007 and which we own 100%.

o Genesis Equity Partners II, LLC (GEP II) - established in the State of Florida on August 8, 2007 and which we own 71%. The minority members of GEP II include China West II, LLC, holding 24.5% of GEP II, and Shaohua Tan, Inc., a company owned by Dr. Shaohua Tan, a former member of our board of directors, holding 24.5%.

Collectively, the above LLCs are referred to as the "GEP Companies". The GEP Companies are full service advisory companies specializing in small Chinese-based companies, which are traded on or are expected to be traded on the U.S. public markets. The GEP Companies offer a comprehensive suite of services tailored to the specific needs of their clients, including:

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

* Coordination of professional resources

* Corporate asset evaluation

* Public relations

* Advice and structure assistance for strategic alliances, partnerships and joint ventures

GEP and the GEP Companies

The GEP Companies enter into agreements with their consulting clients which provide for a fixed fee to it for its services. The amount of fee varies based upon the scope of the services GEP renders. For the year ended September 30. 2006, all of the GEP Companies' fees were paid in shares of their clients' securities which are valued at fair market value for the purposes of revenue recognition. The shares received are unregistered shares. Our policy is to sell securities we receive as compensation as soon as we remove any restriction and not to hold these securities as investments.

In March 2006, GEP, organized in the State of Florida, signed a General Partnership Agreement with Liang Fang Pharmaceutical, Ltd. ("Liang"), a company registered in the People's Republic of China. In August 2006, GEP and the members of Liang established Lotus Pharmaceutical International, Inc., a Nevada company ("Lotus") and in September 2006, Lotus and its stockholders closed a reverse merger with Lotus Pharmaceuticals, Inc. (formerly S.E. Asia Trading Company, Inc.), a publicly-trading company ("LTUS"). At closing, GEP received 13,209,600 restricted common shares of LTUS for services performed in assisting Lotus facilitate the merger with LTUS and for other business development services. We valued the 13,209,600 shares received at $.51 per share based on an accredited business valuation performed by an independent party. Accordingly, during fiscal year 2006, we recorded revenue of $6,736,896 related to the receipt of these restricted marketable equity securities. On September 28, 2006, GEP immediately distributed 3,170,304 shares of LTUS valued at $1,616,855 to Shaohua Tan, Inc., a company owned by Dr. Tan, which represented 24% of the shares received as compensation for our services. In addition, during year ended September 30, 2007 we distributed 3,469,067 shares of LTUS valued at $1,850,891 to the beneficial owner, China West, LLC.

In the fall of 2005, GEP signed a General Partnership Agreement with Inner Mongolia Jin Ma Construction Co., Ltd. and its related companies, Inner Mongolia Jin Ma Real Estate Development Co., Ltd and Inner Mongolia Jin Ma Hotel Co., Ltd., (the "Jin Ma companies"), a construction, real estate development, and hospitality company in Western China. On August 28, 2006, the members of Jin Ma established Gold Horse International, Inc., a Nevada company ("Gold Horse"). On June 29, 2007, Gold Horse and the stockholders of 100% of Gold Horse's common stock executed a Share Exchange Agreement ("Gold Horse Exchange Agreement") with Speedhaul Holdings, Inc., Inc., a publicly-trading company ("SPEH"). The Gold Horse Exchange Agreement closed on June 29, 2007 and GEP received 16,750,000 restricted common shares of SPEH for services performed in helping Gold Horse facilitate the merger with SPEH and for other business development services. Gold Horse owns 100% of Global Rise International, Limited ("Global Rise"), a Cayman Islands corporation. Through Global Rise, Gold Horse operates, controls and beneficially owns the Jin Ma Companies under a series of contractual arrangements.

In order to complete the transaction and to provide funds necessary to satisfy our obligations under our agreement with the Jin Ma Companies, we borrowed $325,000 from a former officer of the Company under a secured promissory note due December 31, 2007. We valued the 16,750,000 shares we received as our compensation at $0.18 per share based on an accredited business valuation performed by an independent party. We believe that it was appropriate to use an independent valuation for purposes of valuing the shares of SPEH received in as much as SPEH was essentially a shell corporation with no sales and assets. The essential basis for the valuation of the restricted common shares received by us was predicated on the valuation of the operation, history and prospects of the Jin Ma Companies, in as much as the common shares received by us occurred in conjunction with the completed merger.

Based on the circumstances, we believe that in order to determine the fair value of the restricted shares of SPEH received on June 29, 2007, the valuation report would provide a more cogent estimation of the value of the restricted common shares received than the lack of trading prices posted for SPEH prior to the merger. In connection with the receipt of the restricted common shares of SPEH, the Company recorded revenue of $3,015,000, which accounts for approximately 99.3% of our revenues for the year ended September 30, 2007. We immediately distributed an aggregate of 4,857,500 shares of SPEH valued at $874,350 to the minority members of GEP, and we transferred an additional 3,350,000 shares of SPEH valued at $603,000 to a former officer of the Company as compensation expense in connection with a short-term promissory note.

On November 20, 2006, one of the GEP Companies organized in the State of Delaware signed a contract with a Chinese environmental technologies company in the power generation and industrial dyeing sectors. GEP could receive a significant equity position and ongoing consulting fees for coordination and oversight of the U.S. business activities of the Chinese company. This Chinese company required that the GEP Company refrain from publicizing its name or exact location until the audit by an accredited U.S. accounting firm has been completed. We were responsible for paying for the audit and other expenses, and the procedure typically takes 60-120 days, unless unforeseen complexities are discovered during the process. A New York-based auditing firm was engaged in early February 2007. In September 2007, we determined that this transaction could not be completed and related deferred contract costs should be fully written off.

On March 11, 2007, one of the GEP Companies organized in the State of Delaware, signed a contract with a Chinese health foods beverage company. GEP could receive a significant equity position and ongoing consulting fees for coordination and oversight of the U.S. business activities of the Chinese Company. This Chinese company required that GEP refrain from publicizing its name or exact location until the audit by an accredited U.S. accounting firm has been completed. GEP was responsible for paying for the audit and other expenses, and the procedure typically takes 60-120 days, unless unforeseen complexities are discovered during the process. In July 2007, we determined that this transaction could not be completed and related deferred contract costs should be fully written off.

In May 2007, GEP of Florida, signed a General Partnership Agreement with Laiyang Jiangbo Pharmaceutical Co., Ltd. (“Laiyang Jiangbo”), a company registered in the People's Republic of China. Our wholly-owned subsidiary, Karmoya International Ltd., a British Virgin Islands company (“Karmoya”), was established as a “special purpose vehicle” for the purpose of engaging in foreign capital-raising for Laiyang Jiangbo. China’s State Administration of Foreign Exchange (“SAFE”) requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matter under the “Circular 106” in PRC. On September 19, 2007, Karmoya was approved by local Chinese SAFE as a “special purpose vehicle” offshore company.

On September 20, 2007, Karmoya acquired 100% of Union Well International Limited (“Union Well”), a Cayman Islands corporation established on May 9, 2007. On September 17, 2007, Union Well established a 100% subsidiary, Genesis Jiangbo (Laiyang) Biotech Technology Co., Ltd. (“GJBT”), in PRC as a wholly owned foreign limited liability company.

On October 1, 2007, we executed a Share Acquisition and Exchange Agreement by and among us, Karmoya, and the shareholders of 100% of Karmoya’s capital stock (the “Karmoya Shareholders”). As a result of this exchange transaction, the Karmoya Shareholders became our controlling shareholders and Karmoya became our wholly-owned subsidiary. In connection with Karmoya becoming our wholly owned subsidiary, we acquired the business and operations of Karmoya, Union Well, GJBT and Laiyang Jiangbo (the “LJ Group”). Through various consulting service agreements and equity-related agreements between certain LJ Group entities, our principal business activities shall be conducted through the LJ Group’s operating company in China, Laiyang Jiangbo. Laiyang Jiangbo is engaged in the business of developing, manufacturing and selling healthy medicines.

While it is not our policy to hold securities we accept as payment for services as long-term investments, we are not always able to immediately liquidate such securities as a result of either market conditions or restrictions on resale imposed by Federal securities laws. These unsold securities comprise substantially all of our assets at September 30, 2007. Our balance sheet reflects investments in marketable securities, which are securities which are freely saleable by us, and restricted investments in marketable securities held for sale, which represent securities which are not freely saleable under Federal securities laws. Realized gains or losses on securities are recognized at the time the securities are sold. Unrealized gains or losses on trading securities are recognized on a monthly basis in our statement of operations based upon the changes in the fair market value of the securities. Unrealized gains or losses on investment in marketable securities held for sale are recognized as a component of comprehensive income on a monthly basis based on changes in the fair market value of the securities. These changes in valuations of the securities can have the effect of significantly increasing our net income and comprehensive income, if the price of the securities increases from the original value assigned to it at the time the related revenue was recognized. Conversely, if the price were to decline, such decreases could negatively impact our net income and comprehensive income.

Our revenues for fiscal 2006 and fiscal 2007 were materially dependent on a limited number of consulting clients. In addition, under our present business model, our ability to generate revenues from our consulting contracts is dependent upon factors which may be out of our control. Accordingly, while we could enter into agreement with companies which may produce revenue for us in future periods, it is also possible that the events necessary for us to receive payment for our services may never occur. In addition, we are responsible for the payment of various fees and expenses to third parties related to the services we provide, which such payments are not conditioned upon our receipt of payment from our client. While we do not believe it to be likely, it is possible that we could expend significant funds on behalf of a particular client and never earn our fee from that client.

SPECIAL CONSIDERATIONS REGARDING THE INVESTMENT ACT OF 1940

It has not been our intention to function as an investment company and to be primarily engaged and operate in a manner in which our asset base would be comprised in substantial part of securities and passive investments in which we would not have a significant control relationship. As is evidenced from our historical experience, our primary asset until mid-February 2006 was our 80% owned subsidiary, Chorry Technology Development Co., Ltd. In addition, we held at least a majority owned interest in several other companies which we disposed of or discontinued their operations between the end of 2004 and September 30, 2006.

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

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2006. We have marketable securities classified as trading and available for sale securities at September 30, 2007. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for three consecutive quarters, absent evidence to the contrary.

Our investment impairment analysis generally included and will include in the future review and analysis of several factors, including:

1. Discussions with each company's respective management to review the status of key internally established development milestones. As a result of our strategic alliance with partner companies, we regularly had access to information regarding technology developments and business initiatives that was generally not available to the investor community.

2. Our knowledge of partner company's activities relating to new agreements, new investor funding and milestone achievements.

3. Our review of financial position, primarily the cash resources and operating cash flow, to determine if cash levels were sufficient to continue to fund projected operations and ongoing technology development.

Additionally, we consider EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). According to EITF 03-01, a security is impaired when its fair value is less than its carrying value, and an impairment is other than- temporary if the investor does not have the "ability and intent" to hold the investment until a forecasted recovery of its carrying amount. EITF 03-01 holds that the impairment of each security must be assessed using the ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment. We intend to hold its investment in marketable securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Substantially all of the services we provide are paid in common shares issued by our clients. These instruments are classified as marketable equity securities on the consolidated balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with the provision of Statement of Financial Accounting Standards No. 115,"Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2007 COMPARED THE YEAR ENDED SEPTEMBER 30, 2006

	2007	2006	$ Change	Change (+/-)

Net revenues	$3,305,000	$6,750,229	$(3,71,229)	(55%

Operating expenses:

Cost of services performed	659,066	318,916	340, 150	106.7%

Consulting expense	1,195,147	137,506	1,057,641	769.2%

Salaries and non-cash compensation	5,084,451	965,803	4,118,648	426.5%

Impairment loss on deferred contract cost	632,357	-	632,357	100%

Other selling and general and administrative expenses	1,301,745	652,219	649,526	99.6%

Total operating expenses	8,872,766	2,074,444	6,798,322	327.7%

Income (loss )from operations	(5,837,766)	4,675,785	(10,513,551)	(224.6%)

Other income (expense):

Gain (loss) on sale of marketable securities	154,020	1,046,916	(892,896)	(85.3%)

Loss on impairment of none marketable securities	(26,000)	(20,300)	(5,700)	28.1%

Unrealized gain on trading securities	547,811	-	(547,811)	100%

Settlement expense	(184,540)	-	-	100%

Interest income	6,631	17,351	(10,720)	(61.8%)

Interest expense- related party	(3,287)	-	(3,287)	(100%)

Total other income (expense)	494,635	1,043,967	(549,332)	(52.3%)

Income (loss) before discontinued operations, income taxes, and minority interest	(5,434,131)	5,719,752	(11,062,883)	(193.4%)

Total gain (loss) from discontinued operations	-	246,501	(246,501)	(100%)

Provision for income taxes	-	-	-	-

Minority interest in income (loss) of subsidiary	(477,453)	(3,056,647)	2,579,194	(84.4%)

Net income (loss)	(5,820,584)	2,909,606	(8,730,190)	(300.1%)

REVENUES

For the year ended September 30, 2007, we had consolidated revenues of $3,035,000 as compared to $6,750,220 for the year ended September 30, 2006, an decrease of $3,715,220 or 55%. The decrease in revenue is primarily attributable to a Share Exchange Agreement closed on June 29, 2007 by and among SPEH whereby GEP, our 51%-owned subsidiary, received 16,750,000 restricted common shares of SPEH for services performed in helping Gold Horse facilitate the merger with SPEH and for other business development services. We valued these shares at $.18 per share based on an accredited business valuation performed by an independent party. Accordingly, we recorded revenue of $3,015,000 related to the receipt of these restricted marketable equity securities. These revenues do not represent recurring revenues. As set forth above, GEP immediately distributed 4,857,500 shares of SPEH valued at $874,350 to the minority members of GEP which represented 29% of the shares received as compensation for our services. Additionally, in connection with a loan of $325,000 to us made by a former officer of the Company which is secured by additional stock we own and due on December 31, 2007, we distributed 3,350,000 shares of SPEH common stock valued at $603,000 to him as compensation expense. Accordingly, we own the remaining 8,542,500 shares of SPEH which we received as compensation for our services. As described later in this report, there are no assurances when or if we will be able to liquidate these shares to generate cash to fund our operations.

OPERATING EXPENSES

For the year ended September 30, 2007, operating expenses which includes cost of services performed, consulting fees, compensation expense, professional fees and other selling, general and administrative, were $8,872,766 compared to $2,074,444 for the year ended September 30, 2006, an increase of $6,798,322 or 327,7%.

The increase in operating expenses was primarily attributable to the following:

* Our cost of services performed increased to $659,006 for the year ended September 30, 2007 as compared to $318,916 for the year ended September 30, 2006. The increase in the cost of services was primarily attributable to increase in direct costs incurred in rendering the services to our client companies, which include marketing, travel, legal, accounting fees, and third party consultants fees directly related to SPEH.

* Our consulting expense increased to $1,195,147 for the year ended September 30, 2007 from $137,506 for the year ended September 30, 2006, an increase of $1,057,641 or 769.2%. The increase was due to an increase in the use of consultants to actively pursuit small to medium size China -base client companies for business opportunities as well as corporate financing activities. For the year ended September 30, 2007, stock-based consulting expense amounted to $281,345 as compared to $122,581 in fiscal 2006. Cash payments to consultants amount to $894,828 as compared to $14,925 in fiscal 2006.

* Compensation expense, which includes salaries and stock-based compensation expense, increase to $5,084,451 for the year ended September 30, 2007 from $965,803 for year ended September 30, 2006, an increase of $4,118,648 or 426.5%. The increase in salaries and stock-based compensation expense was attributable to-

1.
An increase in the amount of stock-based compensation of $2,608,128 in fiscal 2007 as compared to the fiscal 2006 of $851,301 recognized from amortization of deferred compensation in connection with the granting of stock options to officers, employees, and directors in fiscal 2007.

2.
In fiscal 2007, we paid a bonus to two former officers of the Company in the aggregate amount of $733,506 consisting of a distribution of 653,690 shares (326,845 each) of common stock of LTUS held by the Company to the two former officers with a fair value of $653,690 and cash payments of $79,816. We also paid a compensation expense in the aggregate amount of $136,750 consisting of a distribution of 2,200,001shares of common stock of Dragon Capital Group (DRGV) with a fair value of $66,000 and a cash payments of $42,075.

3.
In connection with a loan of $325,000 to us made by a former officer of the Company which is secured by additional stock we own and due on December 31, 2007, we distributed 3,350,000 shares of SPEH common stock valued at $603,000 to him as compensation expense.

4.
We recorded compensation expense of $435,269 to a former director in connection with the distribution of restricted marketable equity securities to this former director in excess of his basis in GEP. On April 13, 2007, our then-current board of directors unanimously consented that GEP member Shaohua Tan, Inc., owned by a former director of the Company, shall bear no direct, indirect or personal expenses for managing the GEP program and shall be reimbursed, on a timely basis, for any charges that he bears and incurs. Accordingly, we recorded compensation expense of $435,269 which represents the distribution of his proportionate percentage of restricted common stock received by GEP for services rendered in excess of the former director's basis in GEP.

5.
We incurred an increase in overall salary expense of 10% for our executive officers, and we reduced stock-based compensation by $48,119 due to a one-time cancellation of common stock. At September 30, 2007, we had deferred compensation of $28,750. Included in our compensation expense for fiscal 2007 is approximately $718,000 in cash compensation, approximately $2,608,000 in stock-based compensation, and approximately $ 1,758,000 in distribution of our investment stocks as compared to approximately $115,000, $851,000 and $0 in fiscal 2006

*We recorded impairment loss on deferred contract costs of $608,357 in fiscal 2007. In an effort to preserve and enhance stockholder value, we sought to identify, evaluate and consider various companies and compatible or alternative business opportunities pursuant to which we would acquire a target company with an operating business and continue the acquired company’s business as a publicly-held entity. We identified the target company, Laiyang Jiangbo, in May 2007. In September 2007, we determined to complete the Laiyang Jiangbo acquisition and subsequently decided to cease our business development and marketing operations. We deemed the carrying value of our deferred contract costs was not recoverable. As a result, we wrote down the carrying value of deferred acquisition cost of $608,357 and recorded this expense as an impairment loss on deferred contract cost.

* Other selling, general and administrative expenses increased to $1,301,745 for the year ended September 30, 2007 from $652,219 for the year ended September 30, 2006, an increase of $27,086 or 4%. Other selling, general and administrative expenses included the following:

	2007	2006

Professional fees	$816,021	$250,171
Rent	55,214	50,536
Travel and entertainment	159,555	88,883
Other selling, general and administrative	264,956	262,629
Total	$1,295,746	$652,219

In fiscal 2006, professional fees increased by $610,850 or 297.7% due to an increase in legal fees of $254,000 related to general corporate matters, acquisition, litigation matter against two former employees, and other legal matters in which we are the plaintiff, and an increase in accounting and auditing fee of approximately $378,000 primarily due to acquisition related activities.

Rent expense increase to $55,214 for the year ended September 30, 2007 from $50,536 for year ended September 30, 2006, a slight increase decrease of $4,678 or 9.3%. The increase was due to increase in rate related charges.

During the year ended September 30, 2007, travel related expenses increased by $70,672 or 79.5% as compared to fiscal 2006 and was attributable to increase in executives’ travel to China.

Other selling, general and administrative expenses include office expenses and supplies, telephone and communications, and other expenses. In fiscal 2007, other selling, general and administrative expenses amounted to $264,956 compared to $262,629 during fiscal 2006, a slight increase of $2,327 or 0.9%.

GAIN FROM SALE/DISPOSAL OF MARKETABLE SECURITIES

In fiscal 2007, we recorded a gain from the sale of marketable securities of $154,020 compared to $1,046,916 for the year ended September 30, 2006. The gain from the sale of marketable securities relates to marketable securities that we had previously received for business development services rendered by us and which we had previously valued and recorded as revenue over the contract period. The gain represents the difference in the sale price of the marketable securities and the fair value of services provided which was previously recorded as revenue. Additionally, in connection with services previously rendered, we were granted warrants to purchase marketable securities which we exercised at a price less than fair market value. These marketable securities were sold and contributed to the gain from sale of marketable securities.

UNREALIZED GAIN ON TRADING SECURITIES

We recorded an unrealized gain on trading securities of $547,811 for the year ended September 30, 2007 as compared to $0 for the year ended September 30, 2006. The unrealized gain on trading securities relates to marketable securities that we had previously received for business development services rendered by us and which we had previously valued and recorded as revenue over the contract period. The gain represents the difference between the fair values at the end of each reporting period.

LOSS ON IMPAIRMENT OF MARKETABLE SECURITIES

In fiscal 2007, we recorded an impairment loss of $26,000 as compared to $20,300 in 2006 related to the reduction in the fair market value of certain marketable equity securities that management deemed to be other than temporary. These securities represented shares which we had received as compensation for our services in fiscal 2004. At the time of receipt we recognized revenue of $22,000 related to these securities

INTEREST INCOME

Interest income was $6,631for the year ended September 30, 2006 as compared to interest income of $17,351for the year ended September 30, 2005, a decrease of $10,720 or 61.8%. The decrease was attributable to an decrease in interest-bearing cash balances.

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES AND MINORITY INTEREST

For the year ended September 30, 2007 our loss before discontinued operations, income taxes and minority interest is $5,343,131 as compared to an income before discontinued operations, income taxes and minority interest of $5,719,752 for the year ended September 30, 2006, a decrease of $11,062,883 as a result of decrease net revenues and increased expenses.

GAIN (LOSS) FROM DISCONTINUED OPERATIONS

For the year ended September 30, 2006, we recorded a gain from discontinued operations of $9,124 associated with the discontinuation of our Chorry subsidiary which was sold on February 14, 2006 and from Extrema.

On November 2, 2005, we entered into a stock purchase agreement with Dragon Ventures (OTC: DRGV), a Nevada public corporation, for the sale of our majority-owned subsidiary, Chorry Technology Development Co., Inc (“Chorry”). In connection with this agreement, we delivered 100% of our shares in Chorry, representing our 80% ownership of that subsidiary, to DRGV, we received 17,159,965 common shares of DRGV valued at closing at approximately $463,000 calculated at the average closing price of $.027 per share on December 15, 2005. In connection with the sale of Chorry, for the year ended September 30, 2006, we reported a gain from the sale of Chorry of $237,377.

The following table sets forth for the fiscal years indicated selected financial data of our discontinued operations.

2006
Revenue	$7,398,358
Cost of sales	7,259,500
Gross profit	138,858
Operating and other non-operating expenses	129,734
Gain (loss) from discontinued operations	9,124
Gain (loss) from disposal of discontinued operations	237,377
Total gain (loss) from discontinued operations	246,501

Minority interest

For the year ended September 30, 2007, we reported a minority interest expense of $477,453 as compared to minority interest income of $3,056,647 for the year ended September 30, 2006. The minority interest is attributable to GEP's minority LLC members, and had the effect of reducing our net income.

OVERALL

We reported a net loss for the year ended September 30, 2007 of $5,820,584 compared to a net loss for the year ended September 30, 2005 of $2,909,606. This translates to an overall basic and diluted per-share loss available to shareholders of $.07 for the year ended September 30, 2007, respectively, compared to basic and diluted per-share income of $.04 for year ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2007 and September 30, 2006:

	September 30		2007 v.s.	% Change
	2007	2006	2006	(+/-)
Working capital	(1,106,424)	868,915	(1,975,339)	-227.3%

Cash	534,950	592,610	(57,660)	-9.7%

Marketable equity securities, at market	370,330	601,565	(231,235)	-38.4%

Deferred contract cost		100,503	(100,503)	-100.0%

Total current assets	945,900	1,301,408	(355,508)	-27.3%

Restricted marketable securities, at market	1,746,809	4,184,917	(2,438,108)	-58.3%
Restricted marketable securities, at market- related party	-	1,684,224	(1,684,224)	-100.0%
Other receivable- related party	3,250,000	-	3,250,000	100.0%

Total assets	5,949,792	7,231,773	(1,281,981)	-17.7%

Loan payable- related parties	515,000	-	$515,000	100.0%

Accounts payable and accrued expense	1,085,323	207,504	877,819	423.0%

Liabilities from discontinued operationgs	120,709	150,709	(30,000)	-19.9%
Due to related party	331,292	75,000	256,292	341.7%
Total current liabiltiies	2,052,324	433,213	1,619,111	373.7%

Minority interest	121,063	1,577,395	(1,456,332)	-92.3%

Total stockholders' equity	3,776,405	5,221,165	(1,444,760)	-27.7%

At September 30, 2007, we had cash on hand of approximately $545,000 and working capital of approximately $(1,106,000). Our current assets primarily include approximately $370,000 in investments in trading marketable equity securities. Our current liabilities primarily consist of $1,085,000 of accounts payable and accrued expenses, $331,000 due to a former director for services rendered, and $121,000 of liabilities from discontinued operations. Subsequent to September 30, 2007, we effectively sold all of our investments in trading marketable equity securities to satisfy our accounts payable and accrued expense obligation.

At September 30, 2007, our marketable equity securities consist of the following:

Description	Fair Market Value

Un-restricted marketable equity securities:

Lotus Pharmaceuticals Inc.	$320,621
Dragon International Corp	13,112
Com-guard.com, Inc.	140
Other mutual funds	36,457
$370,330
Restricted marketable equity securities:

Gold Horse International (GHII, formally SPEH)	$1,474,650
Dragon Capital Group (DRGV.PK)	272,159
$1,746,809

While the value of investments in restricted marketable equity securities held for sale represent substantially all of our assets, we are not presently able to liquidate these securities and generate cash to pay our operating expenses. Under Federal securities laws these securities cannot be readily resold by us generally absent a registration of those securities under the Securities Act of 1933. We cannot predict when, if ever, that we will be able to liquidate those securities or the amount of proceeds we can expect to receive from the sale. While under generally accepted accounting principles we are required to reflect the fair value of these securities on our balance sheet, they are not readily convertible into cash. We have met our obligations from cash proceeds received from the sale of marketable equity securities. Although proceeds from sales of marketable equity securities have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital from sales of our capital stock, but there can be no assurances that we will be able to raise additional capital in this manner.

Net cash used in operations was $2,054,137 for the year ended September 30, 2007 as compared to net cash used in operations of $914,353 for the year ended September 30, 2006. For the year ended September 30, 2007, we used cash to fund our net loss of $5,820,584 and recorded revenues from the receipt of restricted marketable securities for services of $3,035,000, add back of non-cash items such as stock-based compensation and consulting expense of $3,015,000, depreciation and amortization expense of $17,561, loss on impairment of deferred contract cost of $608,357, loss on impairment of cost-method investment of $26,000, minority interest expense of $154,020, compensation expense from distribution of restricted marketable equity securities of $1,691,856 as well as changes in assets and liabilities of $1,608,658 offset by gain on sale of marketable securities of $154,020, unrealized gain on trading securities of $547,811. For the year ended September 30, 2006, we used cash to fund our net income of $2,909,606 ($2,663,105 from continuing operations and $246,501 from discontinued operations) and recorded revenues from the receipt of restricted marketable securities for services of $6,736,896, add back of non-cash items such as stock-based compensation of $981,672, depreciation and amortization expense of $7,915, loss on impairment of marketable securities of $20,300, loss on impairment of cost-method investment of $34,000, minority interest expense of $3,056,647 as well as changes in assets and liabilities of $113,488 offset by gain on sale of marketable securities of $1,046,916.

Net cash provided by investing activities for the year ended September 30, 2007 was $,1849876 as compared to net cash used in investing activities for the year ended September 30, 2006 of $812,976. For the year ended September 30, 2007, we received cash from the sales of marketable securities of $1,851,796 as compared to $1,413,307 in 2006 In fiscal 2006, we exercised stock warrants and purchased marketable securities for $600,331.

Net cash provided by financing activities was $176,601 for the year ended September 30, 2007 as compared to net cash provided by financing activities of $675,930 for the year ended September 30, 2006. For the year ended September 30, 2007, net cash provided by financing activities related to contributions from LLC members of $176,601as compared to net cash provided by financing activities related to proceeds received from the exercise of stock options and warrants of $548,380 and contributions from LLC members of $127,550 in fiscal 2006.

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

RELATED PARTY TRANSACTIONS

Distribution of marketable equity securities

On May 21, 2007, our then-current board of directors approved the distribution of an aggregate of 653,690 shares (326,845 each) of common stock of LTUS held by us to two former officers of the Company. In connection with the distribution of the LTUS shares, we recorded compensation expense of $653,690, which was based on the fair market value of the LTUS shares on the distribution date.

On June 29, 2007, in connection with the receipt of 16,750,000 common shares of SPEH for services rendered, we immediately distributed 4,020,000 of these shares to a company that owns 24% of GEP II, our partially-owned subsidiary and is owned by Shaohua Tan, a former director of the Company. We also immediately distributed 837,500 of these shares to a member of GEP II that owns 5% of GEP II.

In August 2007, we distributed 2,200,001 shares of Dragon Capital Group Corp. (“DRGV”) to one of our former directors for services provide to us. The shares were valued at $66,002 or $0.03 per share.

During the year ended September 30, 2007, we distributed 3,469,067 shares of LTUS to China West, LLC, a member of GEP, an LLC organized in the State of Florida, valued at $1,850,891.

Other receivables - related party

In connection with a $325,000 secured promissory note issued to the former director/officer and in June 2007 (see “Loan payable” section below), 3,250,000 shares of Lotus Pharmaceuticals, Inc.'s ("LTUS") common stock owned by us are held in escrow account in the name of the former director/officer. The LTUS shares were valued at $3,250,000 or $1 per share at September 30, 2007 and are recorded as other receivable-related party in the accompanying consolidated balance sheet since the shares are in the name of the former director/officer. In December 2007, we placed $325,000 loan repayment fund in a trust account and notified the former director/officer that we intended to repay the loan amount in full. The former director /officer has since declined to receive the $325,000 loan repayment and refused to return the 3,250,000 LTUS shares in escrow and subsequently filed a complaint against us and our former CEO for breach of contract. In his complaint, the former director/officer demanded that we issue an additional 740,000 shares to him and allow him to exercise the options issued to him in 2007 with a promissory note and agree to register his shares, or, in the alternative, damages. We believe the claims of the former director/officer are without merit and the possibility of any adverse decision to the Company, with any contingent liability, to be remote, as the term is used in FASB 5 Accounting for Contingencies. As such, we have not accrued a related loss contingency in the accompanying financial statements pursuant to FAS 5.

Due to related party

At September 30, 2007, we owed $331,292 to Shaohua Tan, a former director, for services rendered during the year ended September 30, 2007.

Loan payable

On June 29, 2007, we issued a $325,000 secured promissory note to one of our former officers in connection with a loan to provide us with cash to satisfy certain contractual obligations under our agreement with the Jin Ma Companies. The principal balance is and payable on December 31, 2007. In lieu of interest, the former officer received 20% interest in the capital stock position in SPEH obtained by GEP. Accordingly, this former officer received 3,350,000 shares of SPEH common stock obtained by GEP. We valued these shares at $0.18 per share or $603,000 and for the six months ended June 30, 2007 recorded as compensation expense of $603,000. The note is secured by 3,250,000 shares of Lotus Pharmaceuticals, Inc.'s ("LTUS") common stock owned by us, which are held in escrow.

On July 31, 2007, our 71% owned subsidiary, GEP II, issued a promissory note to a member of GEP II in the amount of $190,000 for working capital purposes. The note bears interest at 10% per annum and is due on July 31, 2008. Upon receipt by us of shares or other equity distribution in connection with the reverse merger transaction with a certain GEP II client and distribution of 24.5% of the reverse merger distribution to the note holder in accordance with GEP II operating agreement, our obligation under this note shall terminate. The note is secured by 2,000,000 shares of our common stock which may be adjusted from time to time.

Other

During the year ended September 30, 2007, we incurred $77,148 in accounting fees to a company owned by Mr. Adam Wasserman, our former chief financial officer for accounting services rendered related to contract clients of the various GEP LLCs.

On January 22, 2007, we entered into a consulting agreement with Venture Spark, LLC, a company owned by Robert D. Cain, a member of our board of directors. Venture Spark, LLC agreed to develop a business prospectus and other materials for us to be used in business development activities. In connection with this agreement, we paid Venture Sparks, LLC $18,000. Additionally, on April 13, 2007, we entered into a one-year Financing Representation Agreement with this director for financing and financial advisory services. In connection with this agreement, the director is entitled to success fees of 5% of the financing and warrants to purchase our common stock. In August, 2007, we distributed 8,000 shares of LTUS to Mr. Cain for services provided to us and recorded $8,000 consulting expense accordingly.

On April 13, 2007, our then-current board of directors unanimously consented that GEP member Shaohua Tan, Inc., owned by our former director Dr. Joshua Tan shall bear no direct, indirect or personal expenses for managing the GEP program and shall be reimbursed, on a timely basis, for any charges that he bears and incurs. Accordingly, we recorded compensation expense of $435,269 which represents the distribution of his proportionate percentage of restricted common stock received by GEP for services rendered in excess of the former director's basis in GEP.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Our management is still evaluating what effect this will have on the our financial statements. In September 2006, the SEC issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not anticipate that SAB 108 will have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. This Statement is to be effective for our financial statements which will be issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007 FASB issued FAS 141(R) “Business Combinations” and FAS 160 “Noncontrolling Interests in Consolidated Financial Statements”  These statements are effective for fiscal years, and interim periods within those fiscal years in case of FAS 160, beginning on or after December 15, 2008.  Earlier adoption is prohibited.   Together these statements revise the accounting rules with respect to accounting for business combinations. Specifically, the objective of FAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that the reporting entity provides in its financial reports about a business combination and its effects.  This statement thus establishes principles and requirements for how the acquirer:

·	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree

·	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase

·	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

The objective of FAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

·
The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

·	The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

·
Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

·
When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

·	Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

 Together these statements are not currently expected to have a significant impact on the entity consolidated financial statements.  A significant impact may however be realized on any future acquisition(s) by this company.  The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisition(s), if any.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" beginning on page F-1 below for our financial statements included in this annual report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent auditors. We engaged our independent auditors, Sherb & Co., LLP, on May 11, 2002.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this annual report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this annual report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Current Management

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees:

Name	Age	Position
Cao Wubo	43	Chief Executive Officer and Chairman of the Board
Elsa Sung	34	Chief Financial Officer
Xu Haibo	36	Vice President, Chief Operating Officer and Director
Dong Lining	47	Vice President, Director of Technology
Yang Weidong	36	Vice President, Director of Sales
Xin Jingsheng	52	Director of Equipment
Xue Hong	39	Controller
Feng Xiaowei	40	Director
Huang Lei	26	Director
Ge Jian	36	Director
Zhang Yihua	26	Director
Rodrigo Arboleda	65	Director
Robert Cain	45	Director

Cao Wubo, age 43, has served as the chairman and general manager of Laiyang Jiangbo since 2003, and shall serve as Chairman and CEO of the combined entity. Mr. Cao was born in September 1965 and is of Chinese nationality. He graduated from Tsinghua University with a masters degree. From 1981 to 1988, Mr. Cao completed his military service in the Chinese Army, during which he was sales section director in Laiyang Yongkang Pharmaceutical Factory. From 1988 to 1998, he continued working in Laiyang Yongkang Pharmaceutical Factory as Marketing Manager. From 1998 until 2003, he was general manager of Laiyang Jiangbo Pharmacy Co. Ltd. and Laiyang Jiangbo Chinese and Western Pharmacy Co. Ltd. Since 2003, he has been chairman and general manager of Laiyang Jiangbo Pharmaceutical Co. Ltd. He is the founder of Laiyang Jiangbo Pharmacy Co. Ltd., Laiyang Jiangbo Chinese and Western Pharmacy Co. Ltd., and Laiyang Jiangbo Pharmaceutical Co. Ltd.

Elsa Sung, age 34, has served as Chief Financial Officer of the combined entity since October 2007. She is also Vice President of CFO Oncall, Inc. Prior to joining CFO Oncall, Inc., Ms. Sung was an Audit Manager at Sherb & Co., Boca Raton, Florida, responsible for managing, monitoring, as well as performing audits for domestic and international clients. Before joining Sherb & Co., Ms. Sung was a Senior Internal Auditor at Applica Consumer Products, Inc., a U.S. public traded company. Prior to this, Ms. Sung was with Ernst & Young, LLP in West Palm Beach, Florida as a Senior Auditor in the Assurance and Advisory Business Service Group. Ms. Sung is a licensed CPA in the State of Georgia and a member of the American Institute of Certified Public Accountants. She received her Master of Business Administration and Bachelor’s Degree, graduated “Cum Laude”, in Accounting from Florida Atlantic University. She also holds a Bachelor’s Degree in Sociology from National Chengchi University in Taipei, Taiwan.

Xu Haibo, age 36, has served as a deputy general manager of Laiyang Jiangbo since August 2006, and shall serve as Vice President and COO of the combined entity. Mr. Xu was born in October 1970 and is of Chinese nationality. He graduated from Shanghai Financial and Economic University on July 1, 1993 and has engaged in a banking career for more than ten years. From July 1993 to July 2004, he worked in the Bank of China Yantai Branch as Credit Clerk in the Credit Department, Section Chief in the Operation Department, Governor of the Bank of China Yantai Fushan Branch, and Director of the Risk Control Department in the Bank of China Yantai Branch. From August 2004 to July 2006, he was general manager of Shandong Province Licheng Investment Co. Ltd. From August 2006 until the present, he has been the deputy general manager of Laiyang Jiangbo Pharmaceutical Co. Ltd. Mr. Xu has a national registered accountant certificate in China.

Dong Lining, age 47, has served as deputy manager of Laiyang Jiangbo since July 2003 and shall continue to serve as Vice President and Director of Technology of the combined entity. Mr. Dong Lining was born in January 1960 and is of Chinese nationality. He graduated from Shandong Pharmacy University in 1995. From July 1986 to July 2003, he worked in Laiyang Biochemistry Pharmaceutical Factory, where he was a checker, technologist, workshop director, product technology section chief, technology deputy factory director, and factory director. He has been deputy manager of Laiyang Jiangbo Pharmaceutical Co. Ltd. from July 2003 until now. He has published several pharmaceutical thesis articles in magazines such as, Chinese Biochemical Medical Magazine, Food and Drug, and China New Clinical Medicine.

Yang Weidong, age 36, has served as a deputy general manager for Laiyang Jiangbo since August 2004 and shall continue to serve as Vice President and Director of Sales of the combined entity. Mr. Yang was born in 1971 and is of Chinese nationality. He graduated from Nanjing University with a masters degree. From February 1995 to March 2000, he worked at Jiangsu Yangtze Pharmaceutical Co. Ltd as a sales clerk. From April 2000 to July 2004, he was area director in Jiangsu Jizhou Pharmaceutical Co. Ltd. Since August 2004, he has been deputy general manager in Laiyang Jiangbo Pharmaceutical Co. Ltd.

Xin Jingsheng, age 52, has served as a deputy general manager of Laiyang Jiangbo since October 2003 and shall continue to serve as Director of Equipment of the combined entity. Mr. Xin was born in July 1955 and is of Chinese nationality. He graduated from the Chinese People’s Liberation Army Shengqing Engineering Institute in August 1978. Mr. Xin has experience as a member of a group of trained personnel at 54685 Army Pharmacy from April 1983 to August 2001 and at China Laiyang Construction Bureau from August 2001 to September 2003. Since October 2003, he has been deputy general manager in China Laiyang Jiangbo Pharmaceutical Co. Ltd. He has been engaged in the pharmaceutical industry for more than 20 years, and his varied experience includes positions as a technician, engineer assistant, engineer, deputy factory director, factory director and deputy general manager. He has participated in industry training held by the Chinese National Drug Supervising Department and Shandong Drug Supervising Department and is very familiar with laws and statutes in the Chinese pharmaceutical industry.

Xue Hong, age 39, has served as finance controller of Laiyang Jiangbo since April 2003 and shall continue to serve as Controller of the combined entity. Ms. Xue was born in November 1967 and is of Chinese nationality. From July 1988 to March 1989, she worked in Qingzhou Iron and Steel Works as quality control inspector and auditor. From March 1999 to March 2000, she worked as an accountant at Laiyang Yongkang Company. From March 2000 to September 2003, she was the chief accountant of Laiyang Jiangbo Pharmacy. From April 2003 until now, she has served as the finance controller for Laiyang Jiangbo Pharmaceutical Co. Ltd.

Feng Xiaowei, age 40, was born in August 1967 and is of Chinese nationality. Mr. Feng graduated from Dalian Jiaotong University Railway Locomotive & Car Department with a bachelors degree and Jilin University Postgraduate Research Institute Foreign Economic Law Department with a masters degree. Over the course of his career, he has been procurator in Shenyang Railroad Transportation Procuratorate, associate professor in Jilin University, counsel in China Jilin International Trust and Investment Corporation, expert commissary of China Strategy and Administration Association, and deputy secretary-general of the “China Strengthening Self-Innovative Capacity and Building Innovative Nation Forum”. He has participated in the Research on National Economic Development Strategy and in the subject investigation of Beijing Olympic Games, Guangzhou Development Zone and Tianjin Development Zone. He has been commissioner of Yunnan Province Policy and Economic Development Task Team, commissioner of the Xinjiang Uygur Autonomous Region Policy and Economic Development Task Team and commissioner of the China Shi Hezi National Economic Development Zone Task Team. He is the founder of the Chinese Young People Network Home Co. Ltd., and has presided over the China Young People Card Project.

Huang Lei, age 26, was born in July 1983 and is of Chinese nationality. Ms. Huang graduated from Kwantlen University College in Canada. She also earned her MBA degree from the University of British Columbia in October 2006. From November 2006 to 2007, she was a marketing manager in CúC Top Enterprises Ltd. While a student, Ms. Huang has published articles on business administration at Canada Weekly and school magazines, and earned the Best International Student Scholarship and a full scholarship. Ms. Huang speaks English, French, Mandarin and Cantonese, and has a working knowledge of accountancy and business administration.

Ge Jian, age 36, was born in January 1971 and is of Chinese nationality. Mr. Ge Jian graduated from Shandong University Management Sciences Department with a Bachelor of Business Administration in 1992. From 1992 to the end of 2000, he worked for the Development and Reform Commission of Yantai. From 2001 to 2006, he was the minister of the Capital Operation Department and the minister of the Development Department in Zhenghai Group Co. Ltd., and a director of Yantai Hualian Development Group Co. Ltd. At present, he is general manager of Yantai Zhenghai Pawn Co. Ltd.

Zhang Yihua, age 29, has served as a director of Laiyang Jiangbo since November 2003. Ms. Zhang was born in July 1978 and is of Chinese nationality. She graduated from Shandong Economic Institute in July 2001. From September 2001 to August 2003, she was minister of human resources department in Yantai Huafa Pharmaceutical Co. Ltd., and from September 2002 to October 2003, she was also manager of the Labor and Personnel Department and General Manager Assistant. Since November 2003, she has been a director of Laiyang Jiangbo Pharmaceutical Co. Ltd. After years of dealing with enterprise administration and management work, she has a deep understanding about enterprise operations of administration and management.

Rodrigo Arboleda, age 65, has served as a director of the Registrant since November 30, 2006 and shall continue to serve as a director of the combined entity. Mr. Arboleda has 40 years of experience in top executive positions in the private sector and is currently a partner in Miami-based Globis Group, LLC (“Globis”). Globis is a business development firm for the Ibero-American market, China and the United States. Among its current projects is securing a network of distributorships in Latin America for AMI-First Automotive Works, the largest vehicle manufacturer in China. In addition, Globis seeks opportunities for the Exxel Group, a large private equity fund based in Argentina. Prior to forming Globis, Mr. Arboleda was the Executive VP of Ogden Corporation of NY, a Fortune 100 Service multinational corporation with worldwide interests in Aviation, Energy and Entertainment. Mr. Arboleda was responsible for the Business Development efforts in Latin America and Spain for almost 10 years. He lead the efforts of opening 10 bases of airport services in Latin America and in Spain, of being awarded the largest airport management privatization project in the world, 33 airports in Argentina, in consortium with Malpensa 2000 of Milan, Italy, and a local Argentinean entrepreneur. He directed the construction of the largest Fair and Exhibit complex in Latin America, at La Rural de Palermo, in Buenos Aires, Argentina, a joint venture with the emblematic Sociedad Rural Argentina. Mr. Arboleda holds a Bachelor of Architecture degree from MIT.

Robert D. Cain, age 45, has served as a director of the Registrant since January 2007 and shall continue to serve as a director of the combined entity. Mr. Cain has sixteen years of experience in the entertainment and Internet industries, primarily as a production, finance, strategy and corporate development expert. He has consulted to most of Hollywood's major studios and talent guilds, and to numerous entertainment, Internet and software industry startups. Mr. Cain earned his MBA from the Wharton School at the University of Pennsylvania, after completing his undergraduate work in East Asian Studies at Harvard University. With decades of study, he speaks Chinese and has traveled extensively throughout the country since 1987. Mr. Cain resides in Los Angeles, California.

Board of Directors

Our board of directors is currently composed of eight members, two of whom, Mr. Cao Wubo and Mr. Xu Haibo, are employees. All members of our board of directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. Our bylaws provide that the authorized number of directors will be between three (3) and ten (10).

Mr. Cao Wubo has been elected as the Chairman of our board of directors. In this capacity he is responsible for meeting with our Chief Financial Officer to review financial and operating results, reviewing agendas and minutes of board and committee meetings, and presiding at the meetings of the committees of our board of directors.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Board Committees and Director Independence

As of this date our board of directors has not appointed an audit, nominating or compensation committee, however, we are not currently required to have such committees. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act of 1933 and the Securities and Exchange Act of 1934. The functions ordinarily handled by these committees are currently handled by our entire board of directors. Our board of directors intends, however, to review our governance structure and institute board committees as necessary and advisable in the future, to facilitate the management of our business.

We do not believe that any of our current directors are considered “independent” under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our board of directors include "independent" directors.

Code of Ethics

In January 2006, we adopted a Code of Ethics and Business Conduct to provide guiding principles to our officers, directors and employees. Our Code of Ethics and Business Conduct also strongly recommends that all directors and employees of our company comply with the code in the performance of their duties. Generally, our Code of Ethics and Business Conduct provides guidelines regarding:

o	compliance with laws, rules and regulations,
o	conflicts of interest,
o	insider trading,
o	corporate opportunities
o	competition and fair dealing,
o	discrimination and harassment,
o	health and safety,
o	record-keeping,
o	confidentiality,
o	protection and proper use of company assets, and
o	payments to government personnel.

Our Code of Ethics and Business Conduct also provides guiding principles to our Chief Executive Officer and Chief Financial Office in the performance of their duties. A copy of our Code of Ethics and Business Conduct is incorporated by reference as an exhibit to this annual report on Form 10-KSB.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

We are not subject to Section 16(a) of the Securities Exchange Act of 1934, which requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.

ITEM 10. EXECUTIVE COMPENSATION

Director Compensation

Our directors do not currently receive any cash compensation for service on our board of directors or any committee. Directors are eligible for option and stock grants under our 2002 Stock Option Plan, our 2003 Stock Option and our 2004 Stock Plan, as amended, and any compensation plans not previously approved by our shareholders. See “Equity Compensation Plans” below.

The following table sets forth information concerning the compensation of each person who served as a non-employee director during our fiscal year ended September 30, 2007. The compensation for each of our executive officers who also served as a director during fiscal year ended September 30, 2007 is fully reflected under our “Summary Compensation of Named Executive Officers” disclosure below.

Director Compensation of Non-Employee Directors
for Fiscal Year Ended September 30, 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Feng Xiaowei (1)	--	--	--	--	--	--	--
Huang Lei (1)	--	--	--	--	--	--	--
Ge Jian (1)	--	--	--	--	--	--	--
Zhang Yihua (1)	--	--	--	--	--	--	--
Rodrigo Arboleda		56,250		--	--	--	$ 56,250
Robert D. Cain		52,500		--	--	$8,000	$ 60,500
Shaohua Tan, Former Director (2)	$35,304	$0 (3)	$369,135 (3) (4)	--	--	$572,019	$976,458

(1)
This individual was appointed as a director in connection with the Exchange Transaction on October 1, 2007, and therefore did not receive any compensation from the Company for the most recent fiscal year ended September 30, 2007.

(2)	Effective October 1, 2007, Mr. Tan resigned as a member of our board of directors.

(3)	The aggregate number of stock awards and option awards issued to Mr. Tan and outstanding as of September 30, 2007 are 0 and 4,394,531, respectively.

(4)
During our fiscal year ended September 30, 2007, we granted Mr. Tan options for 2,894,531 shares exercisable at a price of $0.105 per share, which was the lowest closing price of our common stock on the OTC Bulletin Board in the 5 trading days immediately preceding the grant date. These options were granted to Mr. Tan on July 1, 2007 pursuant to our 2007 Stock Option Plan, and they expire on December 31, 2010. The value of the option award was calculated using the Black-Scholes option pricing model based on the following assumptions: weighted average life of 3.5 years; risk-free interest rate of4.5%; volatility rate of 195%; and fair market value of $0.128 per share at date of grant.

(5)	Mr. Tan’s fiscal 2006 and 2005 compensations were as following-

Fiscal Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
2006 2005	$75,000	--	$232,500	--	--	--	307,500

Effective October 1, 2007, we do not pay any compensation to members of our board of directors for their service on our board of directors. However, we intend to review and consider future proposals regarding board compensation.

Executive Compensation

The following executive compensation disclosures reflect all compensation for our fiscal years ended September 30, 2007, 2006 and 2006 received by our principal executive officer, principal financial officer, and three most highly compensated executive officers whose salary exceeded $100,000. We refer to these individuals in this annual report as “named executive officers.”

Summary Compensation of Named Executive Officers

The following table reflects all compensation awarded to, earned by or paid to our named executive officers for our fiscal years ended September 30, 2007, 2006, and 2005

Summary Compensation of Named Executive Officers
for Fiscal Year Ended September 30

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Cao Wubo, Chairman of the Board, Chief Executive Officer, and President (1)	2007	--	--	--	--	--	--	--	--

Elsa Sung, Chief Financial Officer (2)	2007	--	--	--	--	--	--	--	--

Xu Haibo, Director, Vice President, and Chief Operating Officer (3)	2007	--	--	--	--	--	--	--	--

Gary Wolfson, Former Director and Former Chief Executive Officer (4)	2007 (5) 2006 (6) 2005 (7)	$181,500 $167,750 $152,500	$ 415,970 -- --	$311,348(8) $815,408 $ 50,781	-- -- $359, 375	--	--	-- -- $77,676	$908,818 $983,158 $640,332

Adam Wasserman, Former Chief Financial Officer (9)	2007 (9)	$107, 210	$36,500	--	--	--	--	--	$143,710

Kenneth Clinton, Former Director and Former President (10)	2007 (11) 2006 (12) 2005 (13)	$181,500 $167,750 $131,660	$ 350,112 $ - $ -	$311,348(14) $815,408 $50,781	$ -- -- $359,375	-- --	-- --	$603,000 -- $77,826	$1,445,960 $983,158 $619,642

James Wang, Former Chairman of the Board and President	2005 (14)	$29,165						$184,675	$213,804

(1) Mr. Cao was appointed as our President and Chief Executive Officer in connection with the Exchange Transaction on October 1, 2007, and therefore did not receive any compensation from the Company for the most recent fiscal year ended September 30, 2007.

(2) Ms. Sung was appointed as our Chief Financial Officer in connection with the Exchange Transaction on October 1, 2007, and therefore did not receive any compensation from the Company for the most recent fiscal year ended September 30, 2007. A description of her employment agreement can be found below in the section titled “Employment Agreements”.

(3) Mr. Xu was appointed as our Vice President and Chief Operating Officer in connection with the Exchange Transaction on October 1, 2007, and therefore did not receive any compensation from the Company for the most recent fiscal year ended September 30, 2007.

(4) Effective October 1, 2007, Mr. Wolfson resigned from his positions as Chief Executive Officer and a director of the Company.

(5) Mr. Wolfson's compensation for fiscal 2007 included $181,000 salary payable under the terms of his employment agreement, $415,970 bonus payment, of which $326,845 was paid through the distribution of LTUS shares that were held in our investment securities account, and options to purchase 2,441,406 shares of our common stock at an exercise price of $0.105 per share representing other annual compensation which were valued at $311,348 pursuant to the terms of his employment

(6) Mr. Wolfson's compensation for fiscal 2006 included $167,750 salary payable under the terms of his employment agreement, of which $80,078 was paid through the issuance of 1,953,125 shares of ou common stock upon the exercise of stock options and 1,697,916 shares of our common stock valued at $84,896 issued to him in September 2005, options to purchase 3,700,000 shares of our common stock at an exercise price of $0.145 per share representing other annual compensation which were valued at $512,675 pursuant to the terms of his employment agreement. Options to purchase 1,953,125 shares of our common stock at an exercise price of $0.093 per share representing other annual compensation which were valued at $302,733 pursuant to the terms of his employment agreement,

(7) Mr. Wolfson's compensation for fiscal 2005 included $152,500 salary payable under the terms of his employment agreement, of which $50,000 was paid through the issuance of 773,810 shares of our common stock, options to purchase 1,953,125 shares of our common stock at an exercise price of $0.041 per share representing other annual compensation which were valued at $50,781 pursuant to the terms of his employment agreement, 3,125,000 shares of our common stock valued at $359,375 which represent pursuant to the terms of his employment agreement, and 1,140,319 shares of our common stock valued at $77,646 issued as other compensation. Mr. Wolfson's fiscal 2005 compensation reported above excludes 1,697,916 shares of our common stock valued at $84,896 issued to him in September 2005 for services to be rendered to us during fiscal 2006.

(8) The aggregate number of stock awards and option awards issued to Mr. Wolfson and outstanding as of September 30, 2007 is 0 and 5,644,531, respectively. During our fiscal year ended September 30, 2007, we granted Mr. Wolfson options for 2,441,406 shares exercisable at a price of $0.105 per share, which was the lowest closing price of our common stock on the OTC Bulletin Board in the 5 trading days immediately preceding the grant date. These options were granted to Mr. Wolfson on July 1, 2007 pursuant to our 2007 Stock Option Plan. The options expire on December 31, 2010. The value of the option award was calculated using the Black-Scholes option pricing model based on the following assumptions: weighted average life of 3.5 years; risk-free interest rate of4.5%; volatility rate of 195%; and fair market value of $0.128 per share at date of grant.

(9) Effective October 1, 2007, Mr. Wasserman resigned as Chief Financial Officer of the Company. The aggregate number of stock awards and option awards issued to Mr. Wasserman and outstanding as of September 30, 2007 is 0 and 250,000, respectively.

(10) Effective October 1, 2007, Mr. Clinton resigned from his positions as President and a director of the Company.

(10) The aggregate number of stock awards and option awards issued to Mr. Clinton and outstanding as of September 30, 2007 is 0 and 5,644,531, respectively.

(11) Mr. Clinton's compensation for fiscal 2007 included $181,000 salary payable under the terms of his employment agreement, $350,112 bonus payment, of which $326,845 was paid through the distribution of LTUS shares that were held in our investment securities account, an one time distribution of 3,350,000 shares of SPEH common stock, and options to purchase 2,441,406 shares of our common stock at an exercise price of $0.105 per share representing other annual compensation which were valued at $311,348 pursuant to the terms of his employment.

(12) Mr. Clinton's compensation for fiscal 2006 included $167,750 salary payable under the terms of his employment agreement, of which $80,078 was paid through the issuance of 1,953,125 shares of our common stock upon the exercise of stock options and 1,697,916 shares of our common stock valued at $84,896 issued to him in September 2005, options to purchase 3,700,000 shares of our common stock at an exercise price of $0.145 per share representing other annual compensation which were valued at $512,675 pursuant to the terms of his employment agreement, and options to purchase 1,953,125 shares of our common stock at an exercise price of $0.093 per share representing other annual compensation which were valued at $302,733 pursuant to the terms of his employment agreement,

(13) Mr. Clinton's fiscal 2005 compensation included: $131,660 salary payable under the terms of his employment agreement, of which $41,664 was paid through the issuance of 664,800 shares of our common stock, options to purchase 1,953,125 shares of our common stock at an exercise price of $0.041 per share representing other annual compensation which were valued at $50,781 pursuant to the terms of his employment agreement, 3,125,000 shares of our common stock valued at $359,375 which represent pursuant to the terms of his employment agreement, and 1,161,675 shares of our common stock valued at $77,826 issued as other compensation. Mr. Clinton's fiscal 2005 compensation reported above excludes 1,697,916 shares of our common stock valued at $84,896 issued to him in September 2005 for services to be rendered to us during fiscal 2006.

(14) During our fiscal year ended September 30, 2007, we granted Mr. Clinton options for 2,441,406 shares exercisable at a price of $0.105 per share, which was the lowest closing price of our common stock on the OTC Bulletin Board in the 5 trading days immediately preceding the grant date. These options were granted to Mr. Clinton on July 1, 2007 pursuant to our 2007 Stock Option Plan. The options expire on December 31, 2010. The value of the option award was calculated using the Black-Scholes option pricing model based on the following assumptions: weighted average life of 3.5 years; risk-free interest rate of4.5%; volatility rate of 195%; and fair market value of $0.128 per share at date of grant.

(15) Dr. Wang served as our Chairman of the Board and President until December 13, 2004. Dr. Wang's compensation for fiscal 2005 included $29,165 of salary and severance payments equal to cash of $100,000, $95,000 worth of marketable securities held by the Company and 562,500 shares of our common stock valued at $61,875.

Outstanding Equity Awards

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of September 30, 2007 for the named executive officers below:

Outstanding Equity Awards at Fiscal Year Ended
September 30, 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gary Wolfson (1)	1,953,125	0	0	$0.093	8/1/2011	0	0	0	0
Gary Wolfson (2)	1,250,000	0	0	$0.14	8/1/2008	0	0	0	0
Gary Wolfson (3)	2,441,406	0	0	$0.105	12/31/2010	0	0	0	0
Adam Wasserman (4)	250,000	0	0	$0.31	2/14/2011	0	0	0	0
Shaohua Tan (5)	1,500,000	0	0	$0.093	8/1/2011	0	0	0	0
Shaohua Tan (6)	2,894,531	0	0	$0.105	12/31/2010	0	0	0	0
Kenneth Clinton (7)	1,953,125	0	0	$0.093	8/1/2011	0	0	0	0
Kenneth Clinton (8)	1,250,000	0	0	$0.14	8/1/2008	0	0	0	0
Kenneth Clinton (9)	2,441,406	0	0	$0.105	12/31/2010	0	0	0	0

(1)	These options were fully vested as of August 1, 2006.

(2)	These options were fully vested as of August 1, 2003.

(3)	These options were fully vested as of July 1, 2007.

(4)	These options were fully vested as of February, 14, 2006.

(5)	These options were fully vested as of August 1, 2006.

(6)	These options were fully vested as of July 1, 2007.

(7)	These options were fully vested as of August 1, 2006.

(8)	These options were fully vested as of August 1, 2003.

(9)	These options were fully vested as of July 1, 2007.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our named executive officers.

Nonqualified defined contribution and other nonqualified deferred compensation plans.

We currently have no defined contribution or other plans that provide for the deferral of compensation to our named executive officers on a basis that is not tax-qualified.

Potential payments upon termination or change-in-control.

We currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the registrant or a change in the named executive officer's responsibilities, with respect to each named executive officer.

Employment Agreements.

Our written employment agreements with our former Chief Executive Officer, Gary Wolfson, and our former President, Kenneth Clinton, expired on August 1, 2007. Effective October 1, 2007, Gary Wolfson resigned as our Chief Executive Officer, Adam Wasserman resigned as our Chief Financial Officer, and Kenneth Clinton resigned as our President.

We have an employment agreement with our current Chief Financial Officer, Elsa Sung. Under the terms of the employment agreement, Ms. Sung provides general services to us as CFO, including but not limited to advising our management about financial issues related to being a public company. We pay Ms. Sung for her services at an hourly rate of approximately $135 per hour. We estimate that our CFO fees will approximate $10,500 per month, of which $3,000 may be paid in shares of our common stock at the beginning of each quarterly period. The share price used to calculate the number of shares for our CFO fees are tied to the most recent price of our common shares in any financing by us. We reimburse Ms. Sung for any out of pocket expenses, including travel expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007 for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

• each of our directors and officers;

• all directors and officers as a group; and

• each person who is known by us to own beneficially five percent or more of our common stock prior to this offering.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Karmoya International Ltd., Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park, Laiyang City, Yantai, Shandong Province, PRC 710075. The percentage of class beneficially owned set forth below is based on 388,968,760 shares of common stock outstanding on December 31, 2007. The issued and outstanding shares do not include 40,740,611 shares of our common stock issuable upon the exercise of our outstanding warrants and options.

	Common Stock Beneficially Owned
Named executive officers and directors:	Number of Shares beneficially owned	Percentage of class beneficially owned after the Transaction
Cao Wubo (1)	194,263,661	49.9%
Elsa Sung	0	*
Xu Haibo	0	*
Dong Lining	0	*
Yang Weidong	0	*
Xin Jingsheng	0	*
Xue Hong	0	*
Feng Xiaowei	0	*
Huang Lei	0	*
Ge Jian	399,719	*
Zhang Yihua	0	*
Rodrigo Arboleda	500,000	*
Robert Cain	500,000	*
All directors and executive officers as a group (13 persons)	195,663,380	50.3%

5% Shareholders:
Verda International Limited (2)	194,263,661	49.9%
Wang Renhui (3)	22,384,290	5.7%
Pope Investments, LLC (4)	30,000,000	7.0%

* Represents less than one percent (1%).

(1)
Includes 194,263,661 shares of common stock owned by Verda International Limited, a company of which Mr. Cao is the Executive Director and owner of 100% of the equity interest. The address for Verda International Limited is A-1 Building Dasi Street,Laiyang City, Shandong province, China.

(2)
The address for Verda International Limited is A-1 Building Dasi Street,Laiyang City, Shandong province, China. The natural person with voting power and investment power on behalf of Verda International Limited is Mr. Cao Wubo.

(3)	The mailing address for Wang Renhui is No. 57-2-14-1 Chaoyang Street, Dalin, China.

(4)
Includes 20,000,000 shares of our common stock issuable to Pope Investments LLC, a Delaware limited liability company (“Pope Investments”), upon conversion of $5 million aggregate principal amount of our 6% Convertible Debentures due November 30, 2010 and 10,000,000 shares of our common stock issuable upon exercise of warrants issued in connection with the 6% Convertible Debentures. Pope Investments acquired the Convertible Debentures and warrants pursuant to a Stock Purchase Agreement dated November 6, 2007. Pope Asset Management LLC, a Tennessee limited liability company (“Pope Asset”) serves as an investment adviser and/or manager to Pope Investments. Pope Asset is the sole manager for Pope Investments and has sole voting control and investment and disposition power and discretion with respect to all securities held by Pope Investments. Pope Asset may be deemed to beneficially own shares owned or held by, or held for the account or benefit of, Pope Investments. Mr. William P. Wells is the sole manager of Pope Asset. Mr. Wells may be deemed to own shares owned or held by, or held for the account or benefit of, Pope Investments. Pope Asset and Mr. Wells do not directly own any shares our common stock. The address for Pope Investments is 5100 Poplar Avenue, Suite 805, Memphis, Tennessee 38137.

Securities Authorized for Issuance Under Equity Compensation Plans or Individual Compensation Arrangements

The following table sets forth information as of September 30, 2007 regarding securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan and our 2003 Stock Option, our 2004 Stock Plan as amended and any compensation plans not previously approved by our shareholders as of September 30, 2007.

Equity Compensation as of September 30, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)

2002 Stock Option Plan and 2003 Stock Option Plan	3,150,000	$0.079	0

2004 Stock Plan	0	$0	0

Equity Compensation Plans or Individual Compensation Arrangements Not Approved by Security Holders (1)	16,396,954	$0.13	0

TOTAL	19,546,954	$0.122	0

(1)
Equity compensation plan not approved by shareholders is comprised of options granted and/or restricted stock to be issued to employees and non-employees, including directors, consultants, advisers, suppliers, vendors, customers and lenders for purposes including to provide continued incentives, as compensation for services and/or to satisfy outstanding indebtedness to them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Agreement and Plan of Share Exchange

On October 1, 2007, we executed a Share Acquisition and Exchange Agreement (“Exchange Agreement”) by and among us, Karmoya International Ltd., a British Virgin Islands company (“Karmoya”), and the shareholders of 100% of Karmoya’s capital stock (the “Karmoya Shareholders”). Separately, Karmoya owns 100% of the capital stock of Union Well International Limited, a Cayman Islands company (“Union Well”), which has established and owns 100% of the equity in Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., a wholly foreign owned enterprise in the People’s Republic of China (“GJBT”). GJBT has entered into consulting service agreements and equity-related agreements with Laiyang Jiangbo Pharmaceutical Co., Ltd. (“Laiyang Jiangbo”), a limited liability company headquartered in, and organized under the laws of, China. Throughout this Form 10-KSB, Karmoya, Union Well, GJBT and Laiyang Jiangbo are sometimes collectively referred to as the “LJ Group.”

Under the Exchange Agreement, on the Closing Date, we issued 5,995,780 shares of our Series B Voting Convertible Preferred Stock (the “Series B Preferred Stock”) to the Karmoya Shareholders and 597 shares of our common stock in exchange for 100% of the capital stock of Karmoya. The shares of Series B Preferred Stock issued are convertible, in the aggregate, into a number of shares of our common stock that, when combined with the common stock issued to the Karmoya Shareholders, would equal 75% of the issued and outstanding shares of our common stock, if the shares were to be converted on the Closing Date. The closing of the Exchange Agreement and the transactions contemplated thereunder (the “Exchange Transaction”) occurred on October 1, 2007 (the “Closing Date”).

Our Contractual Arrangements with Laiyang Jiangbo and Its Shareholders

PRC law currently limits foreign equity ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through a series of contractual arrangements with Laiyang Jiangbo and its shareholders that were executed on September 21, 2007. For a description of these contractual arrangements, see “Contractual Arrangements with Laiyang Jiangbo and Its Shareholders” under the “Business” section above.

As a result of the Exchange Transaction, we have contractual arrangements with Laiyang Jiangbo which give us the ability to substantially influence Laiyang Jiangbo's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

Director Independence

For our description of director independence, see “Board Committees and Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 13. EXHIBITS

Exhibit Number	Description

2.1	Articles of Merger between Genesis Technology Group and Newagecities.com *

2.2	Share Acquisition and Exchange Agreement by and among Genesis, Karmoya and Karmoya Shareholders dated October 1, 2007 (1)

3.1	Articles of Incorporation of Genesis Technology Group, Inc., a Florida corporation *

3.2	Amended and Restated Articles of Incorporation *

3.3	Articles of Amendment to Articles of Incorporation (2)

3.4	Bylaws of Genesis Technology Group, Inc., a Florida corporation *

4.1	Articles of Amendment to Articles of Incorporation, Preferences and Rights of Series A Preferred Stock (3)

4.2	Articles of Amendment to Articles of Incorporation, Preferences and Rights of Series B Voting Convertible Preferred Stock (4)

4.3	6% Convertible Subordinated Debenture, dated November 7, 2007 (5)

4.4	Common Stock Purchase Warrant, dated November 7, 2007 (5)

10.1	Genesis Technology Group, Inc. 2002 Stock Option Plan (6)

10.2	Genesis Technology Group 2002 Stock Option Plan, as amended (7)

10.3	Genesis Technology Group 2003 Stock Option Plan (8)

10.4	Genesis Technology Group 2004 Stock Option Plan, as amended (9)

10.5	Employment Agreement with Elsa Sung dated October 1, 2007 (4)

10.6	Securities Purchase Agreement, dated as of November 6, 2007, between Genesis Pharmaceuticals Enterprises, Inc. and Pope Investments, LLC (5)

10.7	Registration Rights Agreement, dated as of November 6, 2007, between Genesis Pharmaceuticals Enterprises, Inc. and Pope Investments, LLC (5)

10.8	Closing Escrow Agreement, dated as of November 6, 2007, by and among Genesis Pharmaceuticals Enterprises, Inc., Pope Investments, LLC and Sichenzia Ross Friedman Ference LLP (5)

14.1	Code of Business Conduct and Ethics (10)

21.1	List of Subsidiaries *

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

99.1	Consulting Services Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)

99.2	Equity Pledge Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)

99.3	Operating Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)

99.4	Proxy Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)

99.5	Option Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)

99.6	Letter of Resignation from Gary Wolfson to the Board of Directors (1)

99.7	Letter of Resignation from Kenneth Clinton to the Board of Directors (1)

99.8	Letter of Resignation from Shaohua Tan to the Board of Directors (1)

99.9	Letter of Resignation from Adam Wasserman to the Board of Directors (1)

*Filed Herewith

(1)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K as filed on October 2, 2007.

(2)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K as filed on October 26, 2007.

(3)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K as filed on January 22, 2004.

(4)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K as filed on October 9, 2007.

(5)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K as filed on November 9, 2007.

(6)	Incorporated by reference to exhibits filed with our registration statement on Form S-8 filed on March 26, 2002.

(7)	Incorporated by reference to exhibits filed with our registration statement on Form S-8 as filed on December 17, 2002.

(8)	Incorporated by reference to exhibits filed with our registration statement on Form S-8 as filed on June 5, 2003.

(9)	Incorporated by reference to exhibit filed with our registration statement on Form S-8 as filed on September 30, 2005.

(10)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2007 and 2006. The following table shows the fees that were billed for the audit and other services provided by each of this firm for the 2007 and 2006 fiscal years:

	Fiscal 2007	Fiscal 2006
Audit Fees	$82,500	$66,000
Audit-Related Fees	$0	$0
Tax Fees	$12,500	$0
All Other Fees	$0	$0
Total	$95,000	$66,000

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

Pre-Approval Policies and Procedures -- Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

INDEX TO FINANCIAL STATEMENTS

Page
GENESIS PHARMACEUTICALS ENTERPRISES, INC.	Number

Report of Independent Certified Public Accounting Firm	F-2

Consolidated Balance Sheet as of September 30, 2007	F-3

Consolidated Statements of Operations for the Years Ended September 30, 2007 and 2006	F-4

Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the Years Ended September 30, 2007 and 2006	F-6

Notes to the Consolidated Financial Statements	F-7 through F-39

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors of
Genesis Pharmaceuticals Enterprises, Inc. and Subsidiaries
(Formerly known as Genesis Technology Group, Inc.)

To the Board of Directors
Genesis Technology Group, Inc
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Genesis Technology Group, Inc. and Subsidiaries as of September 30, 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended September 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Technology Group, Inc. and Subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has an accumulated deficit of $22,389,203 and has net loss of $5,820,584 for the year ended September 30, 2007. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
January 7, 2008

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$534,950
Marketable equity securities, at market	370,330
Prepaid expenses and other current assets	40,620

Total Current Assets	945,900

OTHER ASSETS:
Restricted marketable equity securities, at market	1,746,809
Other receivable- related party	3,250,000
Other assets	7,083

Total Assets	$5,949,792

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable - related parties	$515,000
Accounts payable and accrued expenses	1,085,323
Due to related party	331,292
Liabilities of discontinued operations	120,709

Total Current Liabilities	2,052,324

MINORITY INTEREST	121,063

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 Par Value; 20,000,000 Shares Authorized)
Convertible preferred stock Series A ($.001 Par Value; 218,000 Shares Authorized;
15,400 shares issued and outstanding)	15
Common stock ($.001 Par Value; 200,000,000 Shares Authorized;
85,264,120 shares issued and outstanding)	85,265
Additional paid-in capital	24,568,084
Accumulated deficit	(22,389,203)
Less: treasury stock, at cost (10,000 shares)	(2,805)
Less: deferred compensation	-
Accumulated other comprehensive income	1,515,049

Total Shareholders' Equity	3,776,405

Total Liabilities and Shareholders' Equity	$5,949,792

See notes to consolidated financial statements

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	September 30,
	2007		2006

NET REVENUES	$3,035,000		$6,750,229

COST OF SALES	659,066		318,916

GROSS PROFIT	2,375,934		6,431,313

OPERATING EXPENSES:
Consulting	1,195,147		137,506
Salaries and stock-based compensation	5,084,451		965,803
Impairment of deferred contract costs	632,357		-
Selling, general and administrative	1,301,745		652,219

Total Operating Expenses	8,213,700		1,755,528

INCOME (LOSS) FROM OPERATIONS	(5,837,766	) -	4,675,785

OTHER INCOME (EXPENSE):
Gain (loss) from sale of marketable securities	154,020		1,046,916
Loss on impairment of marketable securities	(26,000)		(20,300)
Unrealized gain on trading securities	547,811		-
Settlement expense, net	(184,540)		-
Interest income	6,631		17,351
Interest expense - related party	(3,287)		-

Total Other Income	494,635		1,043,967

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS, INCOME
TAXES AND MINORITY INTEREST	(5,343,131)		5,719,752

DISCONTINUED OPERATIONS:
Gain from disposal of discontinued operations	-		237,377
Gain from discontinued operations	-		9,124

Total Gain from Discontinued Operations	-		246,501

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(5,343,131)		5,966,253

PROVISION FOR INCOME TAXES	-		-

INCOME (LOSS) BEFORE MINORITY INTEREST	(5,343,131)		5,966,253

MINORITY INTEREST IN INCOME OF SUBSIDIARY	(477,453)		(3,056,647)

NET INCOME (LOSS)	$(5,820,584)		$2,909,606

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net income (loss) from continuing operations	$(0.07)		$0.04
Net income from discontinued operations	-		-

Basic earnings (loss) per share	$(0.07)		$0.04
Diluted earnings (loss) per share	$(0.07)		$0.04

Weighted common shares outstanding - basic	84,425,728		77,523,502
Weighted common shares outstanding - diluted	84,425,728		81,381,921

See notes to consolidated financial statements

GENESIS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Years Ended September 30, 2007 and 2006

	Preferred Stock Series A $.001 Par Value		Common Stock, $.001 Par Value
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Subscriptions Receivable	Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, September 30, 2005	97,500	$97	69,462,097	$69,462	$19,803,654	$(19,389,921)	$-	$-	$(109,068)	$374,224

Stock options granted to director and employees	-	-	-	-	351,929	-	-	-	-	351,929
Stock options granted to consultants for services	-	-	-	-	124,718	-	-	-	-	124,718
Common stock issued for services and accounts payable	-	-	2,006,869	2,007	278,338	-	-	-	-	280,345
Conversion of preferred stock to common stock	(82,100)	(82)	3,538,792	3,540	(3,458)	-	-	-	-	-
Shares issued from exercise of stock options	-	-	6,996,750	6,997	382,374	-	-	(182,340)	-	207,031
Purchase of treasury stock	-	-	-	-	-	-	(2,805)	-	-	(2,805)
Shares issued from exercise of stock warrants	-	-	1,646,983	1,647	499,859	-	-	-	-	501,506
Preferred stock dividend	-	-	380,621	380	87,924	(88,304)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-
Effects of adoption of FAS 123( R) / Unamortized costs associated with the issuance of common stock and grand of warrants and options for services					78,425					78,425
Other comprehensive income:	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	2,909,606	-	-	-	2,909,606
Comprehensive income - change in unrealized gain on marketable equity securities and foreign currency exchange-net of taxes of $0	-	-	-	-	-	-	-	-	396,186	396,186
Total comprehensive income	-	-	-	-	-	-	-	-	-	3,305,792

Balance, September 30, 2006	15,400	15	84,032,112	84,033	21,603,763	(16,568,619)	(2,805)	(182,340)	287,118	5,221,165

Common stock issued for services to directors	-	-	1,000,000	1,000	136,500	-	-	-	-	137,500
Common stock issued for services to consultant	-	-	2,150,714	2,151	280,639	-	-	-	-	282,790
Stock options granted to director and officers	-	-	-	-	991,831	-	-	-	-	991,831
Liabilities used to offset subscription receivable	-	-	-	-	-	-	-	182,340	-	182,340
Shares cancelled in connection with settlement	-	-	(1,575,000)	(1,575)	(155,925)	-	-	-	-	(157,500)
Shares cancelled	-	-	(343,706)	(344)	(47,775)	-	-	-	-	(48,119)
Amortization of deferred compensation in connection with options granted executives and directors in 2007	-	-	-	-	1,552,769	-	-	-	-	1,552,769
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-
Effects of adoption of FAS 123( R) / Unamortized costs associated with the issuance of common stock and grant of warrants and options for services	-	-	-	-	206,282	-	-	-	-	206,282
Other comprehensive income:
Net loss	-	-	-	-	-	(5,820,584)	-	-	-	(5,820,584)
Comprehensive income - change in unrealized gain on marketable equity securities, net of tax of $0	-	-	-	-	-	-	-	-	1,227,931	1,227,931
Total comprehensive income	-	-	-	-	-	-	-	-	-	(4,592,653)

Balance, September 30, 2007	15,400	$15	85,264,120	$85,265	$24,568,084	$(22,389,203)	$(2,805)	$-	$1,515,049	$3,776,405

See notes to consolidated financial statements

GENESIS TECHNOLOGY GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,820,584)	$2,909,606
Income from discontinued operations	-	246,501
Income (loss) from continuing operations	(5,820,584)	2,663,105
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	17,561	7,915
Minority interest income	477,453	3,056,647
Gain on sale of marketable securities	(154,020)	(1,046,916)
Loss on impariment of marketable securities	26,000	20,300
Unrealized gain on trading securities	(547,811)	-
Marketable equity securities received for services	(3,015,000)	(6,736,896)
Stock-based compensation and consulting	3,123,053	981,672
Loss on impariment of cost-method investment	-	34,000
Compensation expense from distribution of restricted marketable equity securities	1,691,856	-
Settlement income, net	(141,660)	-
Impairment on deferred contract costs	632,357	-
Changes in assets and liabilities:
Prepaid and other current assets	(33,890)	(6,730)
Due from related party	394,291	-
Deferred contract costs	(16,854)	(100,503)
Other assets	12,500	(8,173)
Accounts payable and accrued expenses	877,819	167,227
Due to related party	422,792	75,000
Deferred revenue	-	(13,333)
Net cash used in continuing operations activities	(2,054,137)	(906,685)
Net cash used in discontinued operations	(30,000)	(7,668)

NET CASH USED IN OPERATING ACTIVITIES	(2,084,137)	(914,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,920)	-
Purchase of marketable securities	-	(600,331)
Proceeds from sale of marketable securities	1,851,796	1,413,307

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	1,849,876	812,976

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	-	548,380
Contributions from LLC members	176,601	127,550

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	176,601	675,930

EFFECT OF EXCHANGE RATE CHANGES IN CASH	-	170

NET (DECREASE) INCREASE IN CASH	(57,660)	574,723

CASH - beginning of year	592,610	17,887

CASH - end of year	$534,950	$592,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Distribution of marketable securities to LLC member for minority interest	$3,092,899	$-
Issuance of common stock for deferred contract costs	$233,571	$-
Preferred stock dividend paid with common stock	$-	$88,304
Common stock issued for debt	$-	$13,902
Common stock issued for subscription receivable	$-	$182,340
Subscription receivable offset by accured expenses	$182,340	$-

See notes to consolidated financial statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Genesis Pharmaceuticals Enterprises, Inc., formally known as Genesis Technology Group, Inc. (the "Company" or "Genesis"), was a business development and marketing firm that specializes in advising and providing a turnkey solution for Chinese small and mid-sized companies entering Western markets.

Effective June 20, 2005, the Company formally established Genesis Equity Partners LLC ("GEP") in which it owns 51% and its strategic partners, China West, LLC and Joshua Tan, Inc., owned, the remaining 49%. On May 15, 2007, GEP amended its membership agreement and accordingly, as of the March 1, 2007, the Company owns 71%. Subsequently, the Company organized additional limited liability companies,dedicated to specific Chinese partner companies. While its equity position in these LLC's may vary, the minimum ownership shall be maintained at 51%, to ensure reporting of consolidated earnings. The following limited liability companies have been established during the year ended September 30, 2007:

o	Genesis Equity Partners, LLC (Huayang) - established in the State of Delaware on February 1, 2007 and currently owned 100% by the Company.

o	Genesis Equity Partners, LLC (Liziyuan) -established in the State of Delaware on February 27, 2007 and currently owned 100% by the Company.

•	Genesis Equity Partners, LLC (Site) - established in the State of Delaware on March 28, 2007 and currently owned 100% by the Company.

o	Genesis Equity Partners II, LLC (GEP II) - established in the State of Florida on August 8, 2007 and currently owned 71% by the Company.

GEP incurs legal, audit and other related fees and expenses in connection with the signing of these agreements, which have been recorded as deferred contract costs in the accompanying balance sheet. While the earning of a significant equity position in these partner companies could positively impact the earnings and assets of the Company, it also carries significant risks, including--but not limited to--such circumstances as (1) the audit may conclude that the Chinese partner companies do not have the value or potential estimated in the screening and pre-audit stages; (2) the Chinese partner companies maintain the right to cancel the GEP contracts, with just 60 days' notice, until it reaches public company status; and (3), for a variety of reasons, the Chinese partner companies may never reach public company status.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company (continued)

On October 1, 2007(the “Closing Date”), Genesis executed a Share Acquisition and Exchange Agreement (“ Exchange Agreement”) by and among Genesis, Karmoya International Ltd., a British Virgin Islands company (“ Karmoya”), and the shareholders of 100% of Karmoya’s capital stock (the “ Karmoya Shareholders”). After the Closing Date, Karmoya became the Company’s wholly owned subsidiary.

Karmoya International Limited (“Karmoya”) was established on July 18, 2007, under the laws of British Virgin Islands. Prior to the Closing Date of the exchange transaction, the majority shareholders of Karmoya were Chinese citizens who own 100% of Laiyang Jiangbo Pharmaceutical Co., Ltd (“Laiyang Jiangbo”) which is a limited liability company and was formed under laws of the People’s Republic of China (“PRC”). Karmoya was established as a “special purpose vehicle” for the foreign fund rising for Laiyang Jiangbo. China State Administration of Foreign Exchange (“SAFE”) requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters under the “Circular 106” regulation in PRC. On September 19, 2007, Karmoya was approved by local Chinese SAFE as a “special purpose vehicle” offshore company.

On September 20, 2007, Karmoya acquired 100% of Union Well International Limited (“Union Well”), a Cayman Islands corporation established on May 9, 2007. On September 17, 2007, Union Well established a 100% subsidiary, Genesis Jiangbo (Laiyang) Biotech Technology Co., Ltd. (“GJBT”), in PRC as a wholly owned foreign limited liability company with registered capital of $12 million. GJBT is engaged in the developing, manufacturing and selling healthy medicines.

Laiyang Jiangbo was formed under laws of the PRC in August, 2003 with a registered capital of $1,210,000 (RMB 10,000,000). On December 1, 2006, Laiyang Jiangbo’s registered capital increased to $6,664,000 (RMB 50,000,000). Laiyang Jiangbo produces and sells western pharmaceuticals. Further, Laiyang Jiangbo is focused on the development of innovative medicines to address various medical needs for patients worldwide. Laiyang Jiangbo operates in 26 provinces in the PRC and is headquartered in Laiyang City, Shandong province, China.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company (continued)

 On September 21, 2007, GJBT entered a series of contractual arrangements (the “Contractual Arrangements”) with Laiyang Jiangbo and its shareholders in which GJBT takes over management of business activities of Laiyang Jiangbo and holds a 100% variable interest in Laiyang Jiangbo. As current PRC regulations restricted foreign ownerships of domestic companies in PRC, the Company entered the series contractual arrangements to control and operate the Laiyang Jiangbo. The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which GJBT has the right to advise, consult, manage and operate each of Laiyang Jiangbo, and collect and own all of their respective net profits. Additionally, Laiyang Jiangbo’s Shareholders have granted their voting rights over Laiyang Jiangbo to GJBT. In order to further reinforce GJBT’s rights to control and operate Laiyang Jiangbo, Laiyang Jiangbo and its shareholders have granted GJBT, the exclusive right and option to acquire all of their equity interests in Laiyang Jiangbo or, alternatively, all of the assets of Laiyang Jiangbo. Further Laiyang Jiangbo Shareholders have pledged all of their rights, titles and interests in the Laiyang Jiangbo to GJBT. As both companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. Karmoya consolidates Laiyang Jiangbo’s results, assets and liabilities in its financial statements.

On October 11, 2007, after the Closing Date of the exchange transaction, the Company’s board of directors and the majority holders of the capital stock approved amendments to the Company’s Articles of Incorporation by written consent to change the corporate name to Genesis Pharmaceuticals Enterprises, Inc.

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

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of Genesis Technology Group, Inc. and is wholly and partially-owned subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). All significant inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the valuation of stock-based compensation, the useful life of property and equipment, valuation of deferred acquisition costs and the valuation of its restricted marketable equity securities.

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

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded companies and are stated at market value based on the most recently traded price of these securities at September 30, 2007. The Company has marketable securities classified as trading and available for sale securities at September 30, 2007. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable equity securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss. The Company's investment impairment analysis generally include review and analysis of several factors, including:

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Marketable equity securities (continued)

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

Investment in non-marketable equity securities

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. For the year ended September 30, 2007, the Company recorded an impairment loss of $26,000 related to its investment in a Chinese limited liability company which has been included in other selling, general and administrative expenses on the accompanying consolidated statement of operations. At September 30, 2007, the Company valued its investment in non-marketable equity securities at $ 0.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

Net income (loss) per common share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company's common stock equivalents at September 30, 2007 include 19,546,954 unexercised warrants and options and 663,793 shares issuable upon conversion of Series A preferred stock. Diluted loss per common share is not presented because it is anti-dilutive. The following table presents a reconciliation of basic and diluted earnings per share:

	For the Year Ended September 30,
	2007	2006
Net income (loss)	$(5,820, 584)	$2,909,606
Weighted average shares outstanding - basic	84,452,728	77,523,502
Net income (loss) per common shares - basic	$(0.07)	$0.04

Net income (loss)	$(5,820,584)	$2,909,606

Weighted average shares outstanding - basic	84,452,728	77,523,502
Effect of dilutive securities
Unexercised options and warrants	-	3,858,419
Weighted average shares outstanding- diluted	84,452,728	81,381,921
Net income (loss) per common shares - diluted	$(0.07)	$0.04

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

The Company places its cash with high credit quality financial institutions. At September 30, 2007, the Company’s cash and cash equivalent amounted to $563,792 is maintained in Bank of America, of which $463,792 is at risk.

The Company's investments in restricted marketable equity securities are held in two publicly-traded companies with substantial portion of their assets located in China. These investments in marketable equity securities accounted for 29.4% of the Company's total assets at September 30, 2007.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of credit risk (continued)

The Company has a receivable from a former director and officer of the Company amount to $3,250,000. In connection with a $325,000 secured promissory note to the former officer, 3,250,000 shares of Lotus Pharmaceuticals, Inc.'s ("LTUS") common stock owned by the Company are held in escrow account in the name of the former officer(see Note 9 and Note 11). The LTUS shares were valued at $3,250,000 or $1 per share at September 30, 2007 and are recorded as other receivable-related party in the accompanying consolidated balance sheet. The receivable from the former director and officer of the Company accounted for 54.6 % of the Company’s total assets at September 30, 2007.

For the year ended September 30, 2007, one customer accounted for 99.9% of the Company's net revenues.

Research and development

Research and development costs, if any, are expensed as incurred. For the year ended September 30, 2007 and 2006, the company did not incur any research and development costs.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended September 30, 2007 and 2006 was not material.

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

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition (continued)

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

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting pronouncements (continued)

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 2 - DISCONTINUED OPERATIONS

On November 2, 2005, the Company entered into a stock purchase agreement with Dragon Ventures (Pink sheets symbol: DRGV), a Nevada public corporation, for the sale of its majority-owned subsidiary, Chorry Technology Development Co., Inc. “Chorry”). The Company closed on this transaction on February 14, 2006. The agreement includes the following provisions:

(1)	The Company delivered 100% of its shares in Chorry, representing its 80% ownership of that subsidiary, to DRGV.

(2)
DRGV paid to the Company 17,159,965 shares of DRGV's common stock at a price calculated at the average closing price at the initial closing date on December 15, 2005 of $.027 per share or $463,319. Accordingly,in connection with the sale of Chorry, for the year ended September 30, 2006, the Company recorded a gain from sale of discontinued operations of $237,377.

Accordingly, Chorry is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption "Liabilities of discontinued operation", totaling $120,709.

The following table sets forth for the fiscal years indicated selected financial data of the Company's discontinued operations.

	2007	2006

Revenues	$-	$7,398,358
Cost of sales	-	7,259,500

Gross profit	-	138,858
Operating and other non-operating expenses	-	129,734

Gain from discontinued operations	-	9,124

Gain from disposal of discontinued operations	-	237,377

Total gain from discontinued operations	$-	$246,501

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 3 - MARKETABLE EQUITY SECURITIES

Marketable equity securities consist of investments in equity of publicly traded companies and are stated at market value based on the most recently traded price of these securities at September 30, 2007. The Company has marketable securities classified as trading and available for sale securities at September 30, 2007. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. When the Company reclassify its securities from available for sale securities to trading securities, the unrealized gains and losses on those reclassified securities are reclassified from the Accumulated Other Comprehensive Income in Stockholders’ Equity to the earnings. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable equity securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

For the years ended September 30, 2007 and 2006, the Company recognized a gain of $154,020 and $1,046,916 from the sale of trading marketable equity securities, respectively, which has been reflected in the accompanying consolidated statement of operations. Additionally, the Company recognized an unrealized gain on trading securities of $547,811 and $0, respectively, which has been reflected as a component of accumulated other comprehensive income in stockholders’ equity.

NOTE 4 - INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES

Certain securities that the Company may receive for services can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18")The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. For the years ended September 30, 2007 and 2006, the Company recorded an impairment loss of $26,000 and $20,300 related to its remaining securities in a Chinese limited liability company which has been included in other selling, general and administrative expenses on the accompanying consolidated statement of operations.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 5 - MARKETABLE SECURITIES RECEIVED FOR SERVICES RENDERED

In the fall of 2005, GEP signed a General Partnership Agreement with Inner Mongolia Jin Ma Construction Co., Ltd. and its related companies, Inner Mongolia Jin Ma Real Estate Development Co., Ltd and Inner Mongolia Jin Ma Hotel Co.,Ltd., (the "Jin Ma Companies"), a construction, real estate development, and hospitality company in Western China. On August 28, 2006, the members of Jin Ma established Gold Horse International, Inc., a Nevada company ("Gold Horse"). In June 2007, Gold Horse GJBT entered a series of contractual arrangements with Jin Ma Companies and its shareholders in which Gold Horse takes over management of business activities of Jin Ma Companies and holds a 100% variable interest in Jin Ma Companies. On June 29, 2007, Gold Horse and the stockholders of 100% of Gold Horse's common stock executed a Share Exchange Agreement ("Exchange Agreement") with Speedhaul Holdings, Inc., Inc., a publicly-trading company ("SPEH"). The Exchange Agreement closed on June 29, 2007 and GEP received 16,750,000 restricted common shares of SPEH for services performed in helping Gold Horse facilitate the merger with SPEH and for other business development services. Gold Horse owns 100% of Global Rise International, Limited ("Global Rise"), a Cayman Islands corporation. Through Global Rise, Gold Horse operates, controls and beneficially owns the Jin Ma Companies under a series of contractual arrangements.

The Company valued the 16,750,000 shares of SPEH at $0.18 per share based on an accredited business valuation performed by an independent party. The Company believes that it was appropriate to use an independent valuation for purposes of valuing the shares of SPEH received inasmuch as SPEH was essentially a shell corporation with no sales and assets. The essential basis for the valuation of the restricted common shares received by the Company was predicated on the valuation of the operation, history and prospects of the Jin Ma Companies, inasmuch as the common shares received by the Company occurred in conjunction with the completed merger. Based on the circumstances, the Company believes that in order to determine the fair value of the restricted shares of SPEH received on June 29, 2007, the valuation report would provide a more cogent estimation of the value of the restricted common shares received than the lack of trading prices posted for SPEH prior to the merger.

In connection with the receipt of the restricted common shares of SPEH, the Company recorded revenue of $3,015,000, which accounts for approximately 99.3% of the Company's revenues for the year ended September 30, 2007.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 5 - MARKETABLE SECURITIES RECEIVED FOR SERVICES RENDERED (CONTINUED)

In March 2006, the Company's 51%-owned subsidiary, GEP, signed a General Partnership Agreement with Liang Fang Pharmaceutical, Ltd. ("Liang"), a company registered in the People's Republic of China. On August 28, 2006, GEP and the members of Liang established Lotus Pharmaceutical International, Inc., a Nevada company ("Lotus"). On September 6, 2006, Lotus and the stockholders of 100% of Lotus' common stock (the "Lotus Stockholders") executed a Share Exchange Agreement ("Exchange Agreement") by and among Lotus Pharmaceutical International, Inc., a Nevada corporation ("Lotus") with S.E. Asia Trading Company, Inc., a publicly-trading company ("SEAA"). The Exchange Agreement closed on September 28, 2006 and GEP received 13,209,600 restricted common shares of SEAA for services performed in helping Lotus facilitate the merger with SEAA and for other business development services. The Company valued these shares at $.51 per share based on an accredited business valuation performed by an independent party. Accordingly, for the year ended September 30, 2006, the Company recorded revenue of $6,736,896 related to the receipt of these restricted marketable equity securities.

NOTE 6- IMPAIRMENT IN DEFERRED CONTRACT COSTS

During the year ended September 30, 2007, in an effort to preserve and enhance stockholder value, the Company sought to identify, evaluate and consider various companies and compatible or alternative business opportunities pursuant to which the Company would acquire a target company with an operating business and continue the acquired company’s business as a publicly-held entity. Upon identifying the target company, the Company decided to cease its business development and marketing operations and determined that the carrying value of deferred acquisition costs was not recoverable. As a result, the Company wrote down the carrying value of deferred contract cost of $608,357 and accrued additional $24,000 expenses related to the acquisitions. The expenses are recorded as an impairment loss on deferred contract cost in the statement of operation.

NOTE 7 - SETTLEMENT INCOME/EXPENSES

On November 21, 2006, in connection with the settlement of a lawsuit with the Company former director and employee, the former director and employee returned 1,575,000 shares of the Company's common stock owned by him. The Company cancelled these shares. The parties agreed to release each other from further action and have dismissed the lawsuit with prejudice. In connection with the return of the 1,575,000 shares of common stock, for the year ended September, 2007, the Company recorded settlement income of $157,500 based on the fair market value of the common stock on the date of settlement of $0.10 per share or $157,500 based on the trading price of common shares.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 7 - SETTLEMENT INCOME/EXPENSES (CONTINUED)

In September 2007, the Company’s Board approved to pay Mr. Yang Lainkaun, majority owner of Jin Ma Companies 840,000 SPEH shares and $120,000 in cash to settle on the Company’s obligation related to financing of SPEH. In conjunction with SPEH reverse merger in June 2007, GEP received 16,750,000 restricted common shares of SPEH and the Company was obligated to assist SPEH to complete a financing deal. In August 2007, Mr. Yang Lainkaun disputed the partnership agreement with GEP as the Company was unable to secure the financing deal for SPEH. In September 2007, the Company reached an agreement with Mr. Yang Liankaun and agreed to pay him 840,000 SPEH shares (valued at $151,200) and $120,000 in cash. The Company recorded a contract settlement expense of $271,200 at September 30, 2007.

On October 9, 2007, in connection to a former employee of the Company’s lawsuit against the Company and its Chief Executive Officer , the Company and the former employee entered into a settlement agreement in which the Company agreed to pay $55,000 to its former employee and released the former employee from all claims against her, including forgiving her $15,840 stock subscription receivable from options exercised in November 2005 (see Note 9), and the former employee also agreed to release all claims against the Company and Mr. Gary L. Wolfson. This forgiveness has been recorded as settlement expense of $70,840 in the year ended September 30, 2007

NOTE 8 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally require s the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $3.4 million at September 30, 2007 expiring through the year 2027.Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 8 - INCOME TAXES (CONTINUED)

Temporary differences, which give rise to a net deferred tax asset, are as follows:

	2007	2006

Deferred tax benefits - noncurrent
Net operating loss carryforward	$1,292,000	$1,671,000
Capital loss carryforward	-	-
Total deferred tax assets	1,292,000	1,671,000

Less: Valuation allowance	(1,292,000)	(1,671,000)
	$-	$-

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2007 and 2006:

	2007	2006

Computed "expected" tax expense (benefit)	(34.0)%	34.0%
State income taxes	(4.0)%	4.0%
Net operating and capital losses used	0%	(38.0)%
Change in valuation allowance	38.0%	0.0%

Effective tax rate	0.0%	0.0%

The valuation allowance at September 30, 2007 was $1,292,000. The decrease during fiscal 2007 was approximately $379,000.

NOTE 9 - STOCKHOLDERS' EQUITY

Common stock

On November 30, 2005, in connection with the exercise of stock options, the Company issued 528,000 shares of common stock to an employee for a subscription receivable of $15,840 due in March 2006. In April 2006, this employee filed a lawsuit against the Company. The subscription receivable was subsequently forgiven in September 2007 as a result of the settlement of the lawsuit (see note 7).

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 9 - STOCKHOLDERS' EQUITY

Common stock (continued)

On November 30, 2005, in connection with the exercise of stock options, the Company issued 528,000 shares of common stock to an employee for a subscription receivable of $15,840 due in March 2006. In April 2006, this employee filed a lawsuit against the Company (see note 10). On October 9, 2007 the Company forgave this stock subscription receivable as part of the settlement of this lawsuit. This forgiveness has been recorded as settlement expense in the year ended September 30, 2007.

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

In March 2006, in connection with the exercise of 3,906,250 stock options with an exercise price of $.041 per share, the Company issued 3,906,250 shares of common stock to two executives. In lieu of the collection of cash for these stock options, the amount due of $160,156 was offset against future compensation due to these executives under employment agreements. Accordingly, for the year ended September 30, 2007, the Company recorded stock-based compensation expense of $160,156.

In March 2006, in connection with the exercise of warrants, the Company issued 1,646,983 shares of common stock for proceeds of $501,506.

In July 2007,Series A preferred stockholders' converted 500 share of Series A Preferred Stock into 21,551 shares of common stock.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 9 - STOCKHOLDERS' EQUITY

Common stock (continued)

On November 20, 2006, the Company issued 600,000 shares to a Beijing-based consultant for business development services rendered in connection with its GEP operations. The Company valued these common shares at the fair market value on the date of grant of $0.10 per share or $60,000 based on the trading price of common shares. Accordingly, the Company recorded deferred contract costs of $60,000, which was fully expensed during the year ended September 30, 2007.

On November 30, 2006, in connection with the appointment of a new board of director, Rodrigo Arboleda, the Company issued 500,000 shares of restricted common stock to the new board of director member for services to be rendered for a one-year period. The Company valued these common shares at the fair market value on the date of grant of $0.135 per share or $67,500 based on the trading price of common shares. Accordingly, for the year ended September 30, 2007, the Company recorded stock-based compensation expense of $56,250 and deferred compensation of $11,250, which will be amortized over the remaining service period.

On November 21, 2006, in connection with the settlement of a lawsuit with the Company former director and employee, the Company entered into a settlement and Release Agreement (the "Release Agreement"), whereby the former director and employee returned 1,575,000 shares of the Company's common stock owned by him. The Company cancelled these shares. The parties agreed to release each other from further action and have dismissed the lawsuit with prejudice. In connection with the return of the 1,575,000 shares of common stock, for the year ended September, 2007, the Company recorded settlement income of $157,500 based on the fair market value of the common stock on the date of settlement of $0.10 per share or $157,500 based on the trading price of common shares.

On December 11, 2006, the Company issued 500,000 shares to a Beijing-based consultant for business development services rendered in connection with its GEP operations. The Company valued these common shares at the fair market value on the date of grant of $0.12 per share or $60,000 based on the trading price of common shares. Accordingly, the Company recorded deferred contract costs of $60,000, which was fully expensed during the year ended September 30, 2007.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 9 - STOCKHOLDERS' EQUITY

Common stock (continued)

On January 1, 2007, in connection with the appointment of a new board of director, Robert D. Cain, the Company issued 500,000 shares of restricted common stock to the new board of director member for services to be rendered for a one-year period. The Company valued these common shares at the fair market value on the date of grant of $.14 per share or $70,000 based on the trading price of common shares. Accordingly, for the year ended September 30, 2007, the Company recorded stock-based compensation expense of $52,500 and deferred compensation of $17,500, which will be amortized over the remaining service period.

On March 29, 2007, the Company cancelled 343,706 shares of common stock previously issued to officers of the Company. In connection with the return of the 343,706 shares of common stock, for the year ended September 30, 2007, the Company reduced stock-based compensation expense by $48,119 based on the fair market value of the common stock on the date of cancellation of $0.14 per share or $48,119 based on the trading price of common shares.

On April 13, 2007, the Company issued 428,571 common shares to a Beijing-based consultant for business development services rendered in connection with its GEP operations. The Company valued these common shares at the fair market value on the date of grant of $0.14 per share or $60,000 based on the trading price of common shares. Accordingly, the Company recorded deferred contract costs of $60,000, which was fully expensed during the year ended September 30, 2007.

On May 15, 2007, in connection with a 90 day consulting agreement, the Company issued 265,000 shares of its common stock to a consultant for investor relations services. The Company valued these common shares at the fair market value on the date of grant of $0.155 per share or $41,075 based on the trading price of common shares. Accordingly, for the year ended September 30, 2007, the Company recorded stock-based compensation expense of $41,075.

On May 17, 2007, the Company issued 357,143 shares of its common stock to a Beijing-based consultant for business development services rendered in connection with its GEP operations. The Company valued these common shares at the fair market value on the date of grant of $0.15 per share or $53,571 based on the trading price of common shares. Accordingly, the Company recorded deferred contract costs of $53,571, which was fully expensed during the year ended September 30, 2007.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 9 - STOCKHOLDERS' EQUITY

Common stock (continued)

For the year ended September 30, 2007, in connection with the issuance of the Company's common stock, stock-based compensation expense amounted to $335,277, deferred compensation costs of $28,750, and settlement income of $157,500.

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

On May 18, 2006, the Company granted 500,000 stock options to a consultant at an exercise price of $.18 per share. The options were immediately exercised for a subscription receivable of $90,000. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.12 or $61,000 and recorded a stock-based consulting expense of approximately $61,000 for the year ended September 30, 2007.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 9 - STOCKHOLDERS' EQUITY

Stock options and warrants (continued)

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

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 9 - STOCKHOLDERS' EQUITY

Stock options and warrants (Continued)

On July 1, 2007, the Company an aggregate of 7,777,343 fourty-two months stock options to two officers and a director at an exercise price of $.105 per share. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 195 percent; risk-free interest rate of 4.5 percent and an expected holding periods of 3.5 years. In connection with these options, the Company recorded stock-based compensation expense of approximately $992,000.

The exercised prices of common stock purchase warrants issued in 2004 to purchase 2,963,361 shares of common stocks were reduced to $.25 per share in November 2007. The 2004 warrants contain full ratchet anti-dilution provisions to the exercise price, which due to the Company’s November 2007 financing, resulted in the 2004 warrants to be exercisable at $.25 per share. The provisions of the 2004 Warrants which result in the reduction of the exercise price remain in place. Of the 2,963,361 warrants, 2,305,172 shares are exercisable through January 15, 2009 and 658,189 are exercisable through March 29, 2009.

For the year ended September 30, 2007, the Company recorded stock-based compensation expense of $1,397,509. A summary of the stock options and warrants as of September 30, 2007 and 2006 and changes during the periods is presented below:

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 9 - STOCKHOLDERS' EQUITY

Stock options and warrants (continued)

	Year Ended		Year Ended
	September 30, 2007		September 30, 2006
	Number of options and Warrants	Weighted Average Exercise Price	Number of options and Warrants	Weighted Average Exercise Price
Stock options and warrants
Balance at beginning of year	22,911,611	$0.1	19,188,526	$0.1
Granted	7,777,343	$0.1	14,584,250	$0.1
Exercised	-	$-	(8,643,733)	$0.1
Forfeited	11,141,996	$0.1	(2,217,432)	$0.2
Balance at end of year.	19,546,954	$0.1	22,911,611	$0.1

Options exercisable at end of year	19,546,954	$0.1	22,911,611	$0.1

Weighted average fair value of options granted during the year		$0.128		$0.126

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 9 - STOCKHOLDERS' EQUITY

Stock options and warrants (continued)

The following table summarizes information about employee stock options and consultant warrants outstanding at September 30, 2007:

	Options and Warrants
	Options and Warrants Outstanding				Exercisable

	Range of Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Sepembter 30, 2007	Weighted Average Exercise Price
	$0.31	250,000	3.38	0.305	250,000	0.310
	$0.25	2,963,361	1.45	0.250	2,963,361	0.250
	$0.105	7,777,343	3.25	0.105	7,777,343	0.105
	$0.085-0.10	7,306,250	3.37	0.093	7,306,250	0.093
	$0.056-0.06	1,250,000	0.84	0.056	1,250,000	0.056
$		19,546,954	2.76	0.13	19,546,954	0.13

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease that expires on June 1, 2008. The office lease agreement has certain escalation clauses and renewal options. Future minimum rental payments required under the operating lease are as follows:

Period Ended September 30, 2008	$19,411

Total	$19,411

Rent expense for the years ended September 30, 2007 and 2006 was $55,214 and $50,536, respectively.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

Keke Zhang a/k/a Katherine Zhang vs. Genesis Technology Group, Inc., a Florida Corporation and Gary L. Wolfson - Case No. 50 2006 CA 003447, Palm Beach County, Florida

In April 2006, a former employee of the Company filed a lawsuit against the Company and its former Chief Executive Officer Gary Wolfson, alleging breach of an employment agreement, loss of compensation, and losses from the value associated with denied stock options. On October 9, 2007, subsequent to year end, the Company and the former employee entered into a settlement agreement in which the Company agreed to pay $55,000 to its former employee and released the former employee from all claims against her, including forgiving her $15,840 stock subscription receivable from options exercised is in November 2005 (see Note 8), and the former employee also agreed to release all claims against the Company and Mr. Wolfson. This forgiveness has been recorded as settlement expense in the year ended September 30, 2007

Elizabeth Hiromoto et al v. Telecom Communications, Inc. et al. - Case No. 2:07-cv-07858-PSG-E, United States District Court, Central District of California (Western Division - Los Angeles)

On December 3, 2007, two individuals filed a lawsuit against the Company, its former Chief Executive Officer James Wang, and certain others, alleging breach of contract. As of the date of this report, neither the Company nor its registered agent have been served with a complaint in this action, and the Company has only become aware of this lawsuit as a result of recent due diligence performed by one of its potential financing sources. The Company is unable to estimate a loss, if any, the Company may incur related to this lawsuit. The Company plans to vigorously defend its position.

Kenneth Clinton vs. Genesis Pharmaceuticals Enterprieses, formerly known as Genesis Technology Group, Inc., a Florida corporation, GTEC Holdings, a Florida corporation, Capital Growth Financial, Inc., a Florida corporation, Gary L. Wolfson and Pacific Rim Consultants, Inc. - Case No. 50 2007 CA 023923, Palm Beach County, Florida

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation (Continued)

On December 21, 2007, Kenneth Clinton, a former director and former President of the Company, filed a lawsuit against the Company and certain entities and persons related to our predecessor Genesis Technology Group, Inc. The complaint alleges, among other things, breach of contract against the Company for an agreement to pay the plaintiff certain shares of other public companies (collectively, the “Reverse Merger Shares”) in connection with reverse merger transactions arranged by our predecessor, and breach of contract against the Company for failure to allow the plaintiff to exercise certain stock options for shares in the Company or exchange such options for new shares in the Company. The plaintiff is seeking relief in the form of (1) delivery of the Reverse Merger Shares, or in the alternative damages in the amount of those shares, (2) a judgment against the Company to allow the plaintiff to exchange and exercise his stock option for shares in the Company, or in the alternative damages in the amount of those shares, and (3) a declaratory judgment regarding a pledge and escrow agreement with defendant Capital Growth Financial. The Company plans to vigorously defend its position.

Other litigation

The Company currently has pending before the American Arbitration Association the case of CRG Partners, Inc.(“CRG”) and Genesis Technology Group, Inc. n/k/a Genesis Pharmaceuticals Enterprises, Inc. In that matter, CRG seeks breach of contract damages from the Company for approximately 30 million shares of the Company’s stock or a dollar amount equal to the value of the stock, estimated by CRG at approximately $10 million. As of the date of this report, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit. The Company plans to vigorously defend its position.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 11 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $22,389,203 and working capital of $(1,106,424) at September 30, 2007, net losses for the year ended September 30, 2007 of $5,820,584 and cash used in operations during the year ended September 30, 2007 of $2,054,137. The Company’s operating results for future periods will include significant expenses, including compensation expense, travel expense, professional fees, marketing costs, and administrative and general overhead expenses, and costs related to the fulfillment of obligations related to its client contracts, which the Company will incur as it continues to implement its business model. As a result, the Company is unable to predict whether it will continue to achieve profitability in the future. There can be no assurances whatsoever that the Company will be able to successfully implement its business model, identify and close acquisitions of operating companies, identify and close contract clients, penetrate its target markets or attain a wide following for its services. In an effort to preserve and enhance stockholder value, the Company sought to identify, evaluate and consider various companies and compatible or alternative business opportunities pursuant to which the Company would acquire a target company with an operating business and continue the acquired company’s business as a publicly-held entity. Additionally, the Company is also attempting to increase revenues and cash flows and control costs. While the Company believes in the viability of its strategy, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and obtain operating cash from the sale of marketable equity securities received for services.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 12 - RELATED PARTY TRANSACTIONS

Distribution of marketable equity securities

On May 21, 2007, the Company's Board of Directors approved the distribution of an aggregate of 653,690 shares (326,845 each) of common stock of LTUS held by the Company to two officers of the Company. In connection with the distribution of the LTUS shares, the Company recorded compensation expense of $653,690, which was based on the fair market value of the LTUS shares on the distribution date.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 12 - RELATED PARTY TRANSACTIONS

Distribution of marketable equity securities (continued)

On June 29, 2007, in connection with the receipt of 16,750,000 common shares of SPEH for services rendered, the Company immediately distributed 4,020,000 of these shares to a company that owns 24% of GEP II, the Company's partially-owned subsidiary and is owned by Shaohua Tan, a Director of the Company. The Company also immediately distributed 837,500 of these shares to a member of GEP II that owns 5% of GEP II.

In August 2007, the Company distributed 2,200,001 shares of Dragon Capital Group Corp(DRGV) to a director of the Company for services provide to the Company. The shares were valued at $66,002 or $0.03 per share.

During the year ended September 30, 2007, the Company distributed 3,469,067 shares of LTUS to China West, LLC, a member of GEP LLC, organized in the State of Florida valued at $1,850,891.

Other receivables - related party

In connection with a $325,000 secured promissory note payable issued to the former director/officer and in June 2007 (see Loan payable section below), 3,250,000 shares of Lotus Pharmaceuticals, Inc.'s ("LTUS") common stock owned by the Company are held in an escrow account in the name of the former officer. The LTUS shares were valued at $3,250,000 or $1 per share at September 30, 2007 and are recorded as other receivable-related party in the accompanying consolidated balance sheet since the shares are in the name of the former officer. In December 2007, the Company placed $325,000 loan repayment fund in a trust account and notified the former director and former officer that the Company intended to repay the loan amount in full. The former director and former officer has since declined to receive the $325,000 loan repayment and refused to return the 3,250,000 LTUS shares in escrow and subsequently filed a complaint (see Note 10) against the Company and its former CEO for breach of contract. The former director/officer demanded that the Company to issue additional 740,000 shares and allow him to exercise the options issued to him in 2007 with a promissory note and agree to register his shares or in the alternative damage.

The management believes the claims of the former director and officer are without merit and the possibility of any adverse decision to the Company, with any contingent liability, to be remote, as the term is used in FASB 5 Accounting for Contingencies. As such, the Company has not accrued a related loss contingency in the accompanying financial statements pursuant to FAS 5.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 12 - RELATED PARTY TRANSACTIONS(CONTINUED)

Other Receivable

Due to related party

At September 30, 2007, the Company owed $331,292 to Shaohua Tan, a director, for services rendered during the year ended September 30, 2007. The amount is due on demand.

Loan payable

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

Other

During the year ended September 30, 2007, the Company incurred $77,148 in accounting fees to a company owned by Mr. Adam Wasserman, the Company's chief financial officer for accounting services rendered related to contract clients of the various GEP LLCs.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 12 - RELATED PARTY TRANSACTIONS

Other (Continued)

On January 22, 2007, the Company entered into a consulting agreement with Venture Spark, LLC, a company owned by Robert D. Cain, a member of the Company's Board of Directors. Venture Spark, LLC agreed to develop a business prospectus and other materials for the Company to be used in business development activities. In connection with this agreement, the Company paid Venture Sparks,LLC $18,000. Additionally, on April 13, 2007, the Company entered into a one-year Financing Representation Agreement with this director for financing and financial advisory services. In connection with this agreement, the director is entitled to success fees of 5% of the financing and warrants to purchase the Company's stock. In August, 2007, the Company distributed 8,000 shares of LTUS to Mr. Cain for services provided to the Company and recorded $8,000 consulting expense accordingly.

On April 13, 2007, the Board of directors of the Company unanimously consented that GEP member Shaohua Tan, Inc., owned by a director of the Company or Dr. Shaohua Tan shall bear no direct, indirect or personal expenses for managing the GEP program and shall be reimbursed, on a timely basis, for any charges that he bears and incurs. Accordingly, the Company recorded compensation expense of $448,188 which represents the distribution of his proportionate percentage of restricted common stock received by GEP for services rendered in excess of the director's basis in GEP.

On July 23, 2007, the Company entered into a one year consulting agreement with a company related to a member of GEP for business advisory and investor relations services. In connection with this agreement, the Company transferred 100,000 shares of LTUS to this consultant with a fair market value of $100,000. 200,000 shares of SPEH were also transferred to the consultant with a fair market value of $36,000.

NOTE 13- SUBSEQUENT EVENTS

On October 1, 2007, the Company executed a Share Acquisition and Exchange Agreement by and among the Company and Karmoya and the shareholders of 100% of the Karmoya’s capital stock. At closing, the Company issued 5,995,780 shares of its Series B Voting Convertible Preferred Stock and 597 shares of its common stock to Karmoya’s shareholders in exchange for 100% of Karmoya’s capital stock. The shares of Series B Preferred Stock issued were subsequently converted , in the aggregate, into 299,789,000 shares of the Company's common stock that, when combined with the 597 common shares issued to Karmoya’s shareholders, would equal approximately 75% of the issued and outstanding shares of the Company's common stock on a fully-diluted basis.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 13- SUBSEQUENT EVENTS (CONTINUED)

On October 1, 2007, three of the Company’s directors resigned as members of the board of directors. There were no disagreements between any resigned directors and any of the Company’s officers or directors. Concurrently, Gary Wolfson, Chief Executive Officer, Adam Wasserman, Chief Financial Officer, and Kenneth Clinton, President, also resigned as the Company’s officers.

On October 1, 2007, the following persons were appointed as new members of the board of directors: Cao Wubo, Xuhaibo, Feng Xiaowei, Huang Lei, Ge Jian and Zhang Yihua. Concurrently, the Company also appointed Cao Wubo, Chief Executive Officer, Elsa Sung, Chief Financial Officer and Xu Haibo, Chief Operating officer as its newly appointed officers.
On October 1, 2007, holders of 8,806,250 options converted the options into 1,761,250 shares of common stock, which reduced the Company’s total number of outstanding options and warrants to 10,740,704.

In October 2007, the Company received $180,000,000 in funding from Greenview Capital through the sale of its common stock and issued 1,500,002 shares of its common stock with a Rule 144 restrictive legend.

In October 2007, Series A preferred stockholder converted 15,400 share of Series A Preferred Stock into 663,793 shares of common stock.

On October 11,2007, our board of directors and the majority holders of our capital stock approved amendments to our Articles of Incorporation by written consent, including: (1) a change of our corporate name to our current name, Genesis Pharmaceuticals Enterprises, Inc, (the “Name Change”), (2) a change of our principal officers and mailing address to our current address in the PRC (the “Address Change”), (3) a change in our registered agent and registered office in Florida (the “Registered Agent Change”), and (4) an increase in our authorized common stock from 200,000,000 to 600,000,000 shares (the “Authorized Share Amendment”). The Certificate of Amendment and Certificate of change to our Articles of Incorporation to effect the Name Change, Address Change, Registered Agent Change and the Authorized Share Amendment was filed with Florida’s Secretary of State on October 16, 2007.
.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 13- SUBSEQUENT EVENTS (CONTINUED)

On November 7, 2007, the Company entered into a Securities Purchase Agreement with Pope Investments, LLC (the “Investor”) pursuant to the agreement, the Company issued and sold to the Investor, for $5,000,000 (a) 6% convertible subordinated debentures due November 30, 2010 (the “Debenture”) and (b) a three-year warrant to purchase 10,000,000 shares of Genesis’s common stock, par value $0.001 per share, at an exercise price of $0.32 per share, subject to adjustment as provided therein. The Debenture bears interest at the rate of 6% per annum and the initial conversion price of the Debentures is $0.25 per share. In connection with the offering, the Company placed in escrow 20,000,000 shares of its common stock. As the result of the financing, the exercised prices of common stock purchase warrants issued in 2004 to purchase 2,963,361 shares of common stocks were reduced to $.25 per share.

On November 14, 2007, the Company’s Board of Directors, acting pursuant to the authority granted by the Company’s Bylaws and the Florida Business Corporation Act, determined by unanimous written consent to change the Company’s fiscal year end from September 30 to June 30.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 15, 2008.

GENESIS PHARMACEUTICALS ENTERPISES, INC.

/s/ Cao Wubo
Cao Wubo, Chief Executive Officer and President

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Cao Wubo	Chairman of the Board, Chief Executive Officer and President	January 15, 2008
Cao Wubo

/s/ Xu Haibo	Vice President, Chief Operating Officer and Director	January 15, 2008
Xu Haibo

/s/ Elsa Sung	Chief Financial Officer	January 15, 2008
Elsa Sung

/s/ Feng Xiaowei	Director	January 15, 2008
Feng Xiaowei

/s/ Huang Lei	Director	January 15, 2008
Huang Lei

/s/ Ge Jian	Director	January 15, 2008
Ge Jian

/s/ Zhang Yihua	Director	January 15, 2008
Zhang Yihua

Robert Cain	Director	January 15, 2008
Robert Cain

Rodrigo Arboleda	Director	January 15, 2008
Rodrigo Arboleda