Form 10QSB
period 2007-12-31
Genesis Pharmaceuticals Enterprises, Inc.
filed 2008-02-14
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

Commission file number:   333-86347

GENESIS PHARMACEUTICALS ENTERPRISES, INC.
(Exact name of small business issuer as specified in it charter)

Florida	65-1130026
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park Laiyang City, Yantai, Shandong Province, People’s Republic of China 710075
(Address of principal executive offices)

(0086) 535-7282997
(issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 14, 2008, there were 388,978,760 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

PART I - FINANCIAL INFORMATION
Page

Item 1. Financial Statements.

Consolidated Balance Sheet
December 31, 2007 (Unaudited)	1

Consolidated Statements of Operations
For the Six months and three months ended December 31, 2006 and 2007 (Unaudited)	2

Consolidated Statements of Cash Flows
For the Six Months ended December 31, 2006 and 2007 (Unaudited)	3

Notes to Consolidated Financial Statements
December 31, 2006 and 2007 (Unaudited)	4

Item 2. Management’s Discussion and Analysis or Plan of Operation.	28

Item 3. Controls and Procedures.	50

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	52

Item 3. Defaults upon Senior Securities.	52

Item 4. Submission of Matters to a Vote of Securities Holders.	52

Item 5. Other Information.	53

Item 6. Exhibits	53

Signatures	56

i

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-QSB (“Form 10-QSB”) for Genesis Pharmaceuticals Enterprises, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-QSB, unless the context requires otherwise, “we” or “us” or “Genesis” or the “Company” means Genesis Pharmaceuticals Enterprises, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

A S S E T S
December 31, 2007
(Unaudited)
CURRENT ASSETS:
Cash	$13,633,781
Restricted cash	4,711,652
Marketable equity securities	49,974
Accounts receivable, net of allowance for doubtful accounts of $73,882	17,782,763
Accounts receivable - related parties	1,642,401
Inventories	4,591,112
Other receivables	118,869
Advances to suppliers	2,638,344
Other assets	5,450
Total current assets	45,174,346

PLANT AND EQUIPMENT, net	10,666,198

OTHER ASSETS:
Restricted marketable securities	3,072,652
Restricted marketable securities pledged for short term loans	3,542,500
Prepayment for land use right	2,604,900
Debt issuance cost, net	336,359
Intangible assets, net	1,106,924
Total other assets	10,663,335

Total assets	$66,503,879

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$1,543,688
Short term bank loans	5,346,900
Notes payable	4,386,652
Other payables	649,010
Other payables - related parties	986,580
Accrued liabilities	544,459
Liabilities assumed from reorganization	1,476,233
Taxes payable	3,439,358
Total current liabilities	18,372,880

CONVERTIBLE DEBT, net of discount $4,745,370	254,630

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTEREST	121,063

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value, 600,000,000 shares authorized,
388,978,760 shares issued and outstanding)	388,980
Treasury stock	(2,805)
Paid-in-capital	22,647,981
Captial contribution receivable	(7,711,000)
Retained earnings	24,791,871
Statutory reserves	3,407,804
Accumulated other comprehensive income	4,232,475
Total shareholders' equity	47,755,306
Total liabilities and shareholders' equity	$66,503,879

The accompanying notes are an integral part of these statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31
	2007	2006	2007	2006
REVENUES:
Sales	$25,154,071	$17,457,782	$40,416,860	$34,403,433
Sales - related party	1,394,662	1,452,386	2,742,757	2,508,291
TOTAL REVENUE	26,548,733	18,910,168	43,159,617	36,911,724

COST OF SALES	6,816,443	5,264,077	11,406,557	10,335,236

GROSS PROFIT	19,732,290	13,646,091	31,753,060	26,576,488

RESEARCH AND DEVELOPMENT EXPENSE	937,390	5,842,780	1,202,310	9,487,500

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,311,750	4,949,714	17,133,166	8,832,501

INCOME FROM OPERATIONS	8,483,150	2,853,597	13,417,584	8,256,487

OTHER (INCOME) EXPENSE, NET
Other income, net	(67,129)	-	(80,943)	-
Non-operating (income) expense	(59,606)	(11,016)	297	(5,582)
Interest expense, net	339,484	21,619	399,484	135,438
Loss from discontinued operations	112,931	-	112,931	-
OTHER EXPENSE, NET	325,680	10,603	431,769	129,856

INCOME BEFORE PROVISION FOR INCOME TAXES	8,157,470	2,842,994	12,985,815	8,126,631

PROVISION FOR INCOME TAXES	3,004,007	814,465	4,597,360	2,597,832

NET INCOME	5,153,463	2,028,529	8,388,455	5,528,799

OTHER COMPREHENSIVE INCOME:
Unrealized gain on marketable securities	1,618,203	-	1,618,203	-
Foreign currency translation adjustment	1,050,485	173,326	1,467,831	304,510

COMPREHENSIVE INCOME	$7,822,151	$2,201,855	$11,474,489	$5,833,309

WEIGITED AVERAGE NUMBER OF SHARES:
Basic	304,189,592	83,890,354	195,325,013	83,927,656
Dilulted	308,389,187	87,770,205	199,524,608	88,418,786

EARNINGS PER SHARE:
Basic	$0.02	$0.02	$0.04	$0.07
Diluted	$0.02	$0.02	$0.04	$0.06

The accompanying notes are an integral part of these statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,388,455	$5,528,799
Loss from discontinued operations	112,931	-
Income from continued operations	8,501,386	5,528,799
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	241,282	228,835
Amortization of intangible assets	58,289	55,245
Amortization of debt issuance costs	18,049	-
Amortization of debt discount	254,630	-
Gain on sale of marketable securities	(64,742)	-
Unrealized gain on marketable securities	(8,893)	-
Deferred compensation expense	28,750	-
Change in operating assets and liabilities
Accounts receivable	(5,314,103)	(2,345,539)
Accounts receivable - related parties	(1,093,483)	70,961
Notes receivables	58,893	8,341
Inventories	738,910	2,855,732
Other receivables	(84,925)	(9)
Advances to suppliers	(2,214,210)	29,161
Other assets	84,916	-
Accounts payable	(453,390)	(2,090,599)
Other payables	(879,701)	(249,024)
Other payables - related parties	13,359	(615,739)
Liabilities assumed from reorganization	(689,022)	-
Accrued liabilities	311,785	4,869
Taxes payable	3,363,650	(1,969,849)
Net cash provided by operating activities	2,871,426	1,511,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	376,205	-
Prepayment for land use right	(2,544,100)	-
Purchase of equipment	(293,487)	(111,848)
Cash receipt from reverse acquisition	534,950	-
Net cash used in investing activities	(1,926,432)	(111,848)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds from sale of common stock	180,000	-
Payment to escrow acount	(325,000)	-
Payments for dividend	(10,596,800)	-
Payments for debt issuance cost	(354,408)	-
Proceeds from convertible debt	5,000,000	-
Proceeds from bank loans	3,183,560	-
Payments for bank loans	(2,649,200)	(1,260,000)
Notes payable	(4,270,071)	917,638
Restricted cash	4,270,071	(917,638)
Net cash used in financing activities	(5,561,848)	(1,260,000)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	513,427	77,594

(DECREASE) INCREASE IN CASH	(4,103,427)	216,930

CASH, beginning of the period	17,737,208	3,371,598

CASH, end of the period	$13,633,781	$3,588,528

The accompanying notes are an integral part of these statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Note 1 - Organization

Genesis Pharmaceuticals Enterprises, Inc., (the “Company” or “Genesis”), was originally incorporated in Florida on August 15, 2001 under the name Genesis Technology Group, Inc. with a principal business objective to operate as a business development and marketing firm that specializing in advising and providing a turnkey solution for Chinese small and mid-sized companies entering Western markets. On October 1, 2007, Genesis executed a Share Acquisition and Exchange Agreement (“Exchange Agreement”) by and among Genesis, Karmoya International Ltd., a British Virgin Islands company (“Karmoya”), and the shareholders of 100% of Karmoya’s capital stock (the “Karmoya Shareholders”). After the closing of the share exchange transaction, Karmoya became the Company’s wholly owned subsidiary and the Company’s primary operations now consist of the business and operations of Karmoya and its subsidiaries. The Following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Cash	$534,950
Prepaid expenses	40,620
Marketable equity securities	370,330
Other assets	7,083
Restricted marketable securities	1,746,809
Restricted marketable securities held for short term loans	3,250,000
Accounts payable and accrued liabilities	(1,085,323)
Loan payable	(515,000)
Other liabilities assumed from acquisition	(452,001)
Minority interest	(121,063)
Net assets acquired	$3,776,405

Karmoya was established on July 18, 2007, under the laws of British Virgin Islands. Karmoya was established as a “special purpose vehicle” for the foreign capital raising activities of Laiyang Jiangbo Pharmaceutical Co., Ltd (“Laiyang Jiangbo”), a limited liability company formed under the laws of the People’s Republic of China (the “PRC” or “China”). China’s State Administration of Foreign Exchange (“SAFE”) requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters under an official notice known as “Circular 106” in the PRC. On September 19, 2007, Karmoya was approved by local Chinese SAFE as a “special purpose vehicle” offshore company.

On September 20, 2007, Karmoya acquired 100% of Union Well International Limited (“Union Well”), a Cayman Islands corporation established on May 9, 2007. On September 17, 2007, Union Well established a wholly owned subsidiary, Genesis Jiangbo (Laiyang) Biotech Technology Co., Ltd. (“GJBT”), in the PRC as a wholly owned foreign limited liability company with registered capital of $12 million. GJBT develops, manufactures and sells health medicines.

Laiyang Jiangbo was formed under laws of the People’s Republic of China in August 2003 with registered capital of $1,210,000 (RMB 10,000,000). On December 1, 2006, Laiyang Jiangbo’s registered capital increased to $6,664,000 (RMB 50,000,000), on December 22, 2006, the registered capital has been funded by contribution of buildings to the Company. Laiyang Jiangbo produces and sells western pharmaceutical products in China and focuses on developing innovative medicines to address various medical needs for patients worldwide. Laiyang Jiangbo operates in 26 provinces in the PRC and is headquartered in Laiyang City, Shandong province, China.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

On September 21, 2007, GJBT entered a series of contractual arrangements (the “Contractual Arrangements”) with Laiyang Jiangbo and its shareholders. Under the terms of the Contractual Arrangements, GJBT has control over the management of the business activities of Laiyang Jiangbo and holds a 100% variable interest in Laiyang Jiangbo. The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which GJBT has the right to advise, consult, manage and operate each of Laiyang Jiangbo, and collect and own all of their respective net profits. Additionally, Laiyang Jiangbo’s shareholders have granted their voting rights over Laiyang Jiangbo to GJBT. In order to further reinforce GJBT’s rights to control and operate Laiyang Jiangbo, Laiyang Jiangbo and its shareholders have granted GJBT, the exclusive right and option to acquire all of their equity interests in Laiyang Jiangbo or, alternatively, all of the assets of Laiyang Jiangbo. Further Laiyang Jiangbo Shareholders have pledged all of their rights, titles and interests in the Laiyang Jiangbo to GJBT. As both companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. The Company consolidates Laiyang Jiangbo’s results, assets and liabilities in its financial statements.

Karmoya used the Contractual Arrangements to acquire control of Laiyang Jiangbo, instead of using a complete acquisition of Laiyang Jiangbo’s assets or equity to make Laiyang Jiangbo a wholly-owned subsidiary of Karmoya, for the following reasons: (i) PRC laws governing share exchanges with foreign entities, which became effective on September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange, PRC law would require Karmoya to acquire Laiyang Jiangbo be acquired for cash consideration and, at the time of the acquisition, Karmoya was unable to raise sufficient funds to pay the full appraised cash value for Laiyang Jiangbo’s assets or shares as required under PRC law.

Note 2 - Summary of significant accounting policies

Basis of presentation

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In the opinion of management, the accompanying balance sheet, and related interim statements of income, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items. All material inter-company transactions and balances have been eliminated in the consolidation.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Principles of consolidation

The accompanying consolidated financial statements include the following entities:

Consolidated entity name:	Percentage of ownership
Genesis Equity Partners, LLC	71%
Extrema LLC	51%
Karmoya International Ltd	100%
Union Well International Limited	100%
Genesis Jiangbo (Laiyang) Biotech Technology Co., Ltd.	100%
Laiyang Jiangbo Pharmaceuticals Co., Ltd	Variable Interest Entity

All significant inter-company transactions and balances have been eliminated in consolidation.

In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

In connection with the adoption of FIN 46R, the Company concludes that Laiyang Jiangbo is a VIE and the Company is the primary beneficiary. Under FIN 46R transition rules, the financial statements of Laiyang Jiangbo are then consolidated into the Company’s consolidated financial statements.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at December 31, 2007 were translated at 7.29 RMB to $1.00 USD. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the six months ended December 31, 2007 and 2006 were 7.49 RMB and 7.91 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operation and no material transaction gains or loss for the six months ended December 31, 2007 and 2006.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Revenue recognition

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin ("SAB") No. 104 and Statement of Financial Accounting Standards No. (“SFAS”) 48 “Revenue Recognition When Right of Return Exists.” SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with SFAS 48, revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated financial statements.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs. Shipping and handling costs amounted to $147,250 and $139,834, respectively, for the six months period ended December 31, 2007, and 2006. Shipping and handling costs amounted to $98,877 and $71,491, respectively, for the three months period ended December 31, 2007, and 2006.

Research and development

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses; either in research and development, marketing, or sales are classified as plant and equipment and depreciated over their estimated useful lives.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts and sales returns, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and accruals for taxes due.

Financial instruments

SFAS 07, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, notes receivable, other receivables, prepayments, accounts payable, other payable, accrued liabilities, customer deposits, tax payable, and loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Statement of cash flows

In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. Cash and cash equivalents are translated at the rate as of each reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Stock-based compensation

The Company records stock based compensation expense pursuant to SFAS 123R. The Company estimates the fair value of the award using the Black-Scholes Option Pricing Model. Under SFAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China. For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Total cash (including restricted cash balances) in banks at December 31, 2007 amounted to $17,711,092. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the six months ended December 31, 2007 and 2006, three products accounted for 91% and 81%, respectively, of the Company’s total sales. For the three months ended December 31, 2007 and 2006, three products accounted for 90% and 81% of the Company’s total sales.

Five customers accounted for approximately 25.3% and 31.6%, respectively, of the Company's sales for the six months ended December 31, 2007 and 2006 and for 24.3% and 31.1% of the sales for the three months ended December 31, 2007 and 2006 . These five customers represent 20.0% of the Company's total accounts receivable as of December 31, 2007.

Five suppliers accounted for approximately 80.5% and 84.4% respectively, of the Company's purchases for the six months ended December 31, 2007 and 2006 and for 70.0% and 87.6% of the purchases for the three months ended December 31, 2007 and 2006. These five suppliers represent 38.4% of the Company's total accounts payable as of December 31, 2007.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Restricted cash

The Company had restricted cash of $4,711,652 as of December 31, 2007. $4,386,652 of the restricted funds is kept as security deposits for bank acceptance related to the Company’s notes payable. $325,000 of the restricted funds is kept in an escrow bank account to use for repaying liabilities assumed from the reverse acquisition transaction.

Investment in marketable securities and restricted marketable securities

Marketable equity securities consist of investments in equity of publicly traded companies and are stated at market value based on the most recently traded price of these securities at December 31, 2007. The marketable securities are classified as trading and available for sale at December 31, 2007. Restricted marketable securities are shown as long-term assets; certain restricted marketable securities are pledged to secure long term loans. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. When the Company reclassifies its securities from available for sale securities to trading securities, the unrealized gains and losses on those reclassified securities are reclassified from the accumulated other comprehensive income in stockholders’ equity to the earnings.

Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For the six months ended December 31, 2007 and 2006, the Company recognized a gain of $8,993 and $0 from the sale of trading marketable equity securities, respectively, which has been reflected in the accompanying consolidated statement of operations. The Company also recognized an unrealized gain on trading securities of $75,685 and $0. Additionally, the Company recognized an unrealized gain on trading securities of $1,618,203 and $0, respectively, which has been reflected as a component of accumulated other comprehensive income in stockholders’ equity.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

For marketable equity securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss. The Company's investment impairment analysis generally includes review and analysis of several factors, including:

1.
Discussions with each company's management to review the status of key internally established development milestones. As a result of the Company's strategic alliance with partner companies, the Company regularly has information regarding technology developments and business initiatives that was generally not available to the community.

2.	The Company's knowledge of partner company's activities relating to new agreements, new investor funding and achievements.

3.
The Company's review of financial position, primarily the cash resources and operating cash flow, to determine if were sufficient to continue to fund projected operations and ongoing technology development.

Additionally, the Company considers EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). According to EITF 03-01, a security is impaired when its fair value is less than its value, and an impairment is other than-temporary if the investor does not have the "ability and intent" to hold the investment forecasted recovery of its carrying amount. EITF 03-01 holds that the impairment of each security must be assessed ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment. The Company intends investment in marketable securities for a period of time sufficient to allow for any anticipated recovery in market value.

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable, net of allowance for doubtful accounts outstanding at December 31, 2007 amounted to $17,782,763.

The activity in the allowance for doubtful accounts for accounts receivable for the period ended December 31, 2007 is as follows:
December 31, 2007
(Unaudited)
Beginning allowance for doubtful accounts	$166,696
Recovery from bad debt expense	(99,913)
Foreign currency translation adjustments	7099
Ending allowance for doubtful accounts	$73,882

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of December 31, 2007, the Company has determined that no reserves are necessary.

Advance to suppliers

The Company advances monies to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Useful Life
Building and building improvements	20-40	Years
Manufacturing equipment	10-15	Years
Office equipment and furniture	5- 8	Years
Vehicle	5	Years

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the assets, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of December 31, 2007, there were no impairments of its long-lived assets.

Intangible assets

Land use right - all land in the People’s Republic of China is owned by the government. However, the government grants rights to use land for limited periods of time, depending on the planned use. The Company purchased land use rights on August 2004 for approximately $878,702. The cost of these rights are amortized using the straight-line method over the term of the land use rights of 50 years.

Patents and licenses - include purchased technological know-how, secret formulas, manufacturing processes, technical, procedural manuals and the certificate of drugs production and is amortized using the straight-line method over the expected useful economic life of 5 years, which reflects the period over which the formulas, manufacturing processes, technical and procedural manuals are kept secret to the Company as agreed between the Company and the selling parties.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Intangible assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Useful Life
Land Use Right	50 Years
Patents	5 Years
Licenses	5 Years

Income taxes

The Company utilizes SFAS 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current ax assets and liabilities on a net basis.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Value added tax

The Company is subject to value added tax (“VAT”) for manufacturing products and business tax for services provided. The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid value added taxes (“VAT”) based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. According to the PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be between zero and five times the amount of the late or deficient tax payable, and will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due.

VAT on sales and VAT on purchases amounted to $7,529,914 and $193,758 for the six months period ended December 31, 2007, $6,352,895 and $104,820 for the six months period ended December 31, 2006, respectively. VAT on sales and VAT on purchases amounted to $4,533,762 and $134,797 for the three months period ended December 31, 2007, 3,233,199 and $57,336 for the three months period ended December 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Advertising

Advertising is expensed as incurred. Advertising expenses amounted to $4,129,115 and $1,749,811 for the six months period ended December 31, 2007 and 2006, respectively. Advertising expenses amounted to $1,538,833 and $982,469 for the three months period ended December 31, 2007 and 2006, respectively.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS  157, “Fair Value Measurements”, which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

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

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

In December 2007, the FASB issued SFAS 141(R),“Business Combinations”, which replaces SFAS 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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

Company reporting year end

For US financial statement reporting purposes beginning from 2007, the Company has adopted June 30 as its fiscal year end.

Note 3 - Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings Per Share.” SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computations for the three and six months ended December 31, 2007 and 2006:

	2007	2006
For the six months ended December 31, 2007 and 2006
Net income for basic and diluted earnings per share	$8,388,455	$5,528,799

Weighted average shares used in basic computation	195,325,013	83,927,656
Diluted effect of stock options and warrants	4,199,595	4,491,130
Weighted average shares used in diluted computation	199,524,608	88,418,786

Earnings per share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.06

	2007	2006
For the three months ended December 31, 2007 and 2006
Net income for basic and diluted earnings per share	$5,153,463	$2,028,529

Weighted average shares used in basic computation	304,189,592	83,890,354
Diluted effect of stock options and warrants	4,199,595	3,879,851
Weighted average shares used in diluted computation	308,389,187	87,770,205

Earnings per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

For the six months and three months ended December 31, 2007, 2,963,361 and 10,000,000 stock options and warrants at an exercise price of $0.25 and $0.32, respectively, are not included in the diluted earnings per share calculation because of the anti-diluted effect.

For the six months and three months ended December 31, 2006, the following options and warrants are not included in the diluted earnings per share calculation because of the anti-diluted effect:

Outstanding option / warrants	Exercise price
2,963,361	$0.304
7,400,000	$0.145
528,000	$0.300

Note 4 - Supplemental disclosure of cash flow information

Income taxes paid for the six months ended December 31, 2007 and 2006 amounted to $3,434,140 and $3,963,204, respectively. Income taxes paid for the three month period ended December 31, 2007 and 2006 amounted to $3,374,384 and $2,554,003, respectively

Interest paid for the six months ended December 31, 2007 and 2006 amounted to $205,729 and $140,907, respectively. Interest paid for the three month period ended December 31, 2007 and 2006 amounted to $115,463 and $46,967, respectively.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Note 5 - Marketable securities and restricted marketable securities

Marketable equity securities consist of investments in equity of publicly traded companies and are stated at market value based on the most recently traded price of these securities at December 31, 2007. The Company has marketable securities classified as trading and available for sale securities at December 31, 2007. Realized and unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on available for sale securities, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. When the Company reclassify its securities from available for sale securities to trading securities, the unrealized gains and losses on those reclassified securities are reclassified from the Accumulated Other Comprehensive Income in Stockholders’ Equity to the earnings. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For marketable equity securities for which there is an other-than-temporary impairment, an impairment loss is recognized as a realized loss.

For the six months ended December 31, 2007 and 2006, the Company recognized a gain of $8,993 and $0 from the sale of trading marketable equity securities, respectively, which has been reflected in the accompanying consolidated statement of operations. The Company also recognized an unrealized gain on trading securities of $75,685 and $0. Additionally, the Company recognized an unrealized gain on trading securities of $1,618,203 and $0, respectively, which has been reflected as a component of accumulated other comprehensive income in stockholders’ equity.

Note 6 - Discontinued operations

In connection with the reverse merger with Karmoya on October 1, 2007, the Company determined its operating strategy no longer supports its business development and marketing operations. Accordingly, the entire business development and marketing operation segment is reported as a discontinued operation.

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption "liabilities assumed from reorganization", totaling $1,476,233.

The following table sets forth for the six months ended December 31, 2007 and 2006 indicated selected financial data of the Company's discontinued operations.

	2007	2006
Revenues	$-	$
Cost of sales	-
Gross profit	-
Operating and other non-operating expenses	112,931
Loss from discontinued operations	$112,931	$

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Note 7 - Inventories

As of December 31, 2007, inventories consisted of the following:

December 31, 2007
(Unaudited)
Raw materials	$3,839,748
Finished goods	751,364
Total	$4,591,112

Note 8 - Plant and equipment

As of December 31, 2007, property and equipment consist of the following:

December 31, 2007
(Unaudited)
Building and building improvements	$10,259,941
Manufacturing equipment	996,148
Office equipment and furniture	259,377
Vehicle	317,385
Total	11,832,851
Less: accumulated depreciation	1,166,653
Total	$10,666,198

For the six months ended December 31, 2007 and 2006, depreciation expense amounted to $241,282 and $228,835, respectively. For the three months ended December 31, 2007 and 2006, depreciation expense amounted to $128,976 and $156,173, respectively.

Note 9 - Intangible assets

At December 31, 2007, intangible assets consist of the following:

December 31, 2007
(Unaudited)
Land use right	$1,078,884
Patents	386,860
License	21,277
Total	1,487,021
Less: accumulated amortization	380,097
Total	$1,106,924

Total amortization expense for the six months ended December 31, 2007, and 2006 amounted to $58,289 and $55,245, respectively. Total amortization expense for the three months ended December 31, 2007, and 2006 amounted to $26,768 and $25,255, respectively.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Note 10 - Advance to suppliers

The Company makes advances to certain vendors’ for inventory purchases. The advances on inventory purchases amounted to $2,638,344 as of December 31, 2007.

Note 11 - Short term loans

Short term bank loans represent amounts due to various banks which are due within one year, and these loans can be renewed with the banks. The Company’s short term bank loans consisted of the following:

December 31, 2007
(Unaudited)
Loan from Communication Bank, due September 2008. Interest Rate at 7.34% per annum, monthly interest payment. Guaranteed by related party, Jiangbo Chinese-Western Pharmacy	$2,604,900
Loan from Credit Union, due various dates from February 2008 to July 2008. Interest rate at 7.46% to 8.21% per annum, monthly interest payment. Guaranteed by the shareholder.	685,500
Loan from Hua Xia Bank, due April 2008. Interest rate at 6.39% per annum. Secured by the Company’s building and land use rights.	2,056,500
Total	$5,346,900

Total interest expense amounted to $244,674 and $140,907 for the six months ended December 31, 2007 and 2006.

The loans are secured by buildings and land use rights with carrying values as follows:

December 31, 2007
(Unaudited)
Buildings	$4,744,820
Land use rights	910,579
Total	$5,655,399

Note 12 - Notes payable

Notes payable represent amounts due to various banks which are normally secured and are typically renewed. All notes payable are secured by the Company’s restricted cash. The Company’s notes payables consist of the following:

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

December 31, 2007
(Unaudited)
Commercial Bank, various amount, due from January 2008 to June 2008.	$3,838,252
Credit Union, various amount, due on February 2008	548,400
Total	$4,386,652

Note 13 - Related party transactions

Accounts receivable - related parties

The Company is engaged in business activities with three related parties who were majority owned by the Company's CEO, Mr. Cao Wu Bo, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd and Yantai Jiangbo Pharmaceuticals Co., Ltd. For the six months ended December 31, 2007 and 2006, the Company recorded net revenues of $2,742,757 and $2,508,291, respectively, from sales to related parties. For the three months ended December 31, 2007 and 2006, the Company recorded net revenues of $1,394,662 and $1,452,386, respectively, from sales to related parties. As of December 31, 2007, accounts receivable-related parties consisted of the following:

December 31, 2007
(Unaudited)
Receivable from product sales due from Jiangbo Chinese-Western Pharmacy	$327,507

Receivable from product sales due from Laiyang Jiangbo Medicals, Co., Ltd.	370,161

Receivable from product sales due from Yantai Jiangbo Pharmaceuticals Co., Ltd.	944,733
Total accounts receivable-related parties	$1,642,401

Accounts receivable due from related parties are expected to be paid within three to six months.

Other payable - related parties

Prior to fiscal year 2007, the Company received advances from its director, shareholders and related parties for its operating activities. These advances are due on demand and bear interest at 7.05% for December 31, 2007. The interest rates for December 31, 2007 were calculated by using the Company’s 2007 average outstanding bank loan interest rate. The amount is expected to be repaid in the form of cash.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

At December 31, 2007, other payable-related parties consisted of the following:

December 31, 2007
(Unaudited)
Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board, with annual interest at 7.05% for December 31, 2007 and unsecured	$480,300

Payable to Xun Guihong, shareholder and sister of CEO’s spouse, with annual interest at 7.05% for December 31, 2007 and unsecured	292,272

Payable to Zhang Yihua, shareholder of the Company and Yantai Jiangbo Pharmaceuticals, and nephew of CEO, with annual interest at 7.05% for December 31, 2007 and unsecured	30,929

Payable to Yantai Jiangbo Pharmaceuticals, an affiliated company, with annual interest at 7.05% for December 31, 2007 and unsecured	111,463

Payable to Laiyang Jiangbo Medicals, an affiliated company, with annual interest at 7.05% for December 31, 2007 and unsecured	71,155

Payable to Xun Guifang, who is the direct relative of one of the Company’s shareholder	461
Total other payable-related parties	$986,580

Note 14 - Taxes payable

The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Laiyang Jiangbo was originally subject to 33% income tax rate. The Company has not received any further tax exemption after the fiscal year ended June 30, 2007.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the six months period ended December 31, 2007 and 2006:

2007
(Unaudited)
U.S. Statutory rates	34.0%
Foreign income not recognized in the U.S	(34.0%)
China income taxes	33.0%
Total provision for income taxes	33.0%

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Taxes payable as of December 31, 2007 are as follows:

December 31, 2007
(Unaudited)
Value added taxes	$$1,453,004
Income taxes	1,255,109
Other taxes	731,245
Total	$3,439,358

Note 15 - Convertible Debt

On November 7, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Pope Investments, LLC (the “Investor”) pursuant to the agreement, the Company issued and sold to the Investor, for $5,000,000 (a) 6% convertible subordinated debentures due November 30, 2010 (the “Debenture”) and (b) a three-year warrant to purchase 10,000,000 shares of Genesis’s common stock, par value $0.001 per share, at an exercise price of $0.32 per share, subject to adjustment as provided therein. The Debenture bears interest at the rate of 6% per annum and the initial conversion price of the Debentures is $0.25 per share. In connection with the offering, the Company placed in escrow 20,000,000 shares of its common stock.

The Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27,“Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the convertible debenture has a beneficial conversion feature.  The Company estimated the fair value of the beneficial conversion feature of the Debenture at $2,904,093 as a discount to par value. The fair value of the warrants was estimated at $2,095,907. The two amounts values are recorded as debt discount and amortized using straight line method over the three-year term of Debenture.

The calculated value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 3 years, (3) expected volatility of 197%, and (4) zero expected dividends. As the total estimated fair value of the warrants granted and beneficial conversion feature of the Debenture should not exceed the $5,000,000 Debenture par value, the calculated warrant value was used to determine the allocation between the fair value of the beneficial conversion feature of the Debenture and the fair value of the warrants.

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issue costs and will be amortized to interest expense over the life of the debenture. During the six months ended December 31, 2007, amortization debt issue costs was $18,049. The remaining balance of debt issue costs at December 31, 2007 was $336,359. The amortization of debt discounts for the six months ended December 31, 2007 was $254,630, which has been included in interest expense on the accompanying statement of operations. The balance of the debt discount is $4,745,370 at December 31, 2007.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $0.25, the secured convertible debt was not a derivative instrument.

The Debenture bears interest at the rate of 6% per annum, payable in semi-annual installments on May 31 and November 30 of each year, with the first interest payment being due on May 31, 2008. The initial conversion price (“Conversion Price”) of the Debentures is $0.25 per share. If the Company issues common stock at a price that is less than the effective Conversion Price, or common stock equivalents with an exercise or conversion price less than the then effective Conversion Price, the Conversion Price of the Debenture and the exercise price of the Warrant will be reduced to such price. The Debenture may not be prepaid without the prior written consent of the Holder. In connection with the Offering, the Company placed in escrow 20,000,000 shares of Common Stock issued by the Company in the name of the escrow agent. In the event the Company’s consolidated Net Income Per Share (as defined in the Purchase Agreement), for the year ended June 30, 2008 is less than $0.038, the escrow agent shall deliver the 20,000,000 shares to the Investor.

Pursuant to the Purchase Agreement, the Company entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company must file on each Filing Date (as defined in the Registration Rights Agreement) a registration statement to register the portion of the Registrable Securities (as defined therein) as permitted by the Securities and Exchange Commission’s guidance. The initial registration statement must be filed within 90 days of the Closing Date and declared effective within 180 days following the Closing Date. Any subsequent registration statements that are required to be filed on the earliest practical date on which the Company is permitted by the Securities and Exchange Commission’s guidance to file such additional registration statement. Such additional registration statements must be effective 90 days following the date on which it is required to be filed. In the event that the registration statement is not timely filed or declared effective, the Company will be required to pay liquidated damages. Such liquidated damages shall be, at the investor’s option, either $1,643.83 or 6,575 shares of Common Stock per day that the registration statement is not timely filed or declared effective as required pursuant to the Registration Rights Agreement, subject to an amount of liquidated damages not exceeding either $600,000, 2,400,000 shares of Common Stock, or a combination thereof based upon 12% liquidated damages in the aggregate. In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments" which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements is treated as a contingency pursuant to FASB Statement 5 rather than at fair value.

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). The Company has not filed its registration statement as of February 14, 2008, and the Company is in the process getting approval to extend the initial registration filing date. For the six months ended December 31, 2007, liquidated damage penalty has no material impact to the Company’s financial statement.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

The convertible debenture liability is as follows at December 31, 2007:

Convertible debenture note payable	$5,000,000
Less: unamortized discount on debentures	(4,745,370)
Convertible debentures, net	$254,630

Note 16 - Shareholder's equity

Common Stock

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

In October 2007, the Company received $180,000 in funding from Greenview Capital through the sale of its common stock and issued 1,500,000 shares of its common stock with a Rule 144 restrictive legend.

On October 8, 2007, Series A preferred stockholder converted 15,400 shares of Series A Preferred Stock into 663,793 shares of common stock.

On October 11,2007, the Company’s board of directors and the majority holders of its capital stock approved amendments to its Articles of Incorporation by written consent, including: (1) a change of our corporate name to our current name, Genesis Pharmaceuticals Enterprises, Inc, (the “Name Change”), (2) a change of our principal officers and mailing address to our current address in the PRC (the “Address Change”), (3) a change in our registered agent and registered office in Florida (the “Registered Agent Change”), and (4) an increase in our authorized common stock from 200,000,000 to 600,000,000 shares (the “Authorized Share Amendment”). The Certificate of Amendment and Certificate of Change to our Articles of Incorporation to affect the Name Change, Address Change, Registered Agent Change and the Authorized Share Amendment was filed with Florida’s Secretary of State on October 16, 2007.

On October 26, 2007, the shares of Series B Preferred Stock issued were converted, in the aggregate, into 299,789,000 shares of the Company's common stock.

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown in capital contribution receivable on the accompanying consolidated financial statements. As part of its agreements with shareholders, the Company will receive the entire $10,000 in October 2007; As of December 31, 2007, the Company has not received the entire $10,000.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

On September 20, 2007, Karmoya acquired 100% of Union Well. Union Well was established on May 9, 2007 with a registered capital of $1,000. The amount is shown in capital contribution receivable on the accompanying consolidated financial statements. The $1,000 is due in October 2007. As of December 31, 2007, the Company has not received the $1,000.

Dividends Payable

On September 30, 2007, the Company paid off its dividends due to its shareholders by a cash payment in the amount of $10,591,800.

Registered Capital Contribution Receivable

On September 17, 2007, Union Well established GJBT in PRC as a 100% wholly owned foreign limited liability subsidiary (“WFOE”) with registered capital of $12 million. PRC laws require the owner of the WFOE to contribute at least 15% of the registered capital within 90 days of its business license issuance date and the remaining balance is required to be contributed within two years of the business license issuance date. The Company funded $4,300,000 on November 8, 2007, and the remaining balance of $9,000,000 by September 17, 2009 required under the PRC law. These amounts are shown in registered capital contribution receivable in the accompanying consolidated financial statements.

Note 17 - Warrants

The exercised prices of common stock purchase warrants issued in 2004 to purchase 2,963,361 shares of common stocks were reduced to $0.25 per share in November 2007. The 2004 warrants contain full ratchet anti-dilution provisions to the exercise price, which due to the Company’s November 2007 financing, resulted in the 2004 warrants to be exercisable at $0.25 per share. The provisions of the 2004 Warrants which result in the reduction of the exercise price remain in place. Of the 2,963,361 warrants, 2,305,172 shares are exercisable through January 15, 2009 and 658,189 are exercisable through March 29, 2009.

In Connection with the $5,000,000, 6% convertible subordinated debentures note, the Company issued a three-year warrant to purchase 10,000,000 shares of Genesis’s common stock, par value $0.001 per share, at an exercise price of $0.32 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 3 years, (3) expected volatility of 197%, and (4) zero expected dividends.

A summary of the warrants as of December 31, 2007 and changes during the period is presented below:

	Number of warrants outstanding	Number of warrants exercisable	Weighted average exercise price	Average remaining life (years)
Balance, October 1, 2007	2,963,361	2,963,361	$0.25	1.70
Granted	10,000,000	10,000,000	0.32	3.00
Exercised
Forfeited
Balance, December 31, 2007	12,963,361	12,963,361	$0.31	2.70

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Note 18 - Stock options

At December 31, 2007, an aggregate of 7,777,343 stock options at an exercise price of $.105 per share were held by two former officers and a former directors. . Those options were granted on July 1, 2007 and the fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 195 percent; risk-free interest rate of 4.5 percent and an expected holding periods of 3.5 years.

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Former Executives	3.50 yrs	195%	0%	4.50%	$0.13

The following is a summary of the option activity:

	Number of options outstanding	Weighted average exercise price	Aggregate intrinsic value
Balance at October 1, 2007	16,583,593	$0.10	$-
Granted
Exercised	8,806,250	0.09	(176,125)
Forfeited
Balance at December 31, 2007	7,777,343	$0.11	$933,281

Following is a summary of the status of option outstanding at December 31, 2007:
.
Outstanding options			Exercisable options
Exercise price	Number	Average remaining contractual life (years)	Average exercise price	Number	Weighted average exercise price
$0.105	7,777,343	3.00	$0.11	7,777,343	$0.11

Note 19 - Employee pension

The employee pension in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the six months ended December 31, 2007 and 2006, the Company made pension contributions in the amount of $15,758 and $13,403, respectively. For the three months ended December 31, 2007 and 2006, the Company made pension contributions in the amount of $7,954 and $6,600, respectively.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Note 20 - Statutory reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of People's Republic of China ("PRC GAAP"). Appropriation to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company's Board of Directors decided not to make an appropriation to this reserve for 2007.

According to the Company's articles, the Company should appropriate 10% of the net profit as statutory surplus reserve. For the six months period ended December 31, 2007 and 2006, the Company appropriated to the statutory surplus reserve in the amount of $1,250,168 and $304,510, respectively.

Note 21 - Accumulated other comprehensive income

The components of accumulated other comprehensive income as follows:

Accumulated other comprehensive income:

Balance at June 30, 2007	$1,146,441
Foreign currency translation gain	1,467,831
Unrealized gain on marketable securities	1,618,203
Balance at December 31, 2007	$4,232,475

Note 22 - Commitments and contingencies

In September 2007, the Company entered into a three year Cooperative Research and Development Agreement (CRADA) with a provincial university. Under the CRADA, the University is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the University will also provide technical services and training to the Company.  As part of the CRADA, the Company will pay RMB 24,000,000 (approximately $3.2 million) plus out of pocket expenses to the University annually and provide internship opportunities for students of the University.  The Company will have the primary ownership of the designated research and development project results. For the six months ended December 31, 2007, the Company expensed $1,202,310 as research and development expense.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Legal proceedings

The following summarized the Company’s pending legal proceedings as of December 31, 2007:

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of Genesis Pharmaceuticals Enterprises, Inc. for the six months ended December 30, 2007 and 2006 should be read in conjunction with Genesis’s financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-QSB. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, and Cautionary Notice Regarding Forward-Looking Statements in this Form 10QSB. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We were originally incorporated on August 15, 2001 in the State of Florida under the name Genesis Technology Group, Inc. On October 12, 2001, we consummated a merger with NewAgeCities.com, an Idaho public corporation originally formed in 1969. We were the surviving entity after the merger with the Idaho public corporation.

On October 1, 2007, we completed a share exchange transaction by and among us, Karmoya International Ltd., a British Virgin Islands company (“Karmoya”), and Karmoya’s shareholders. As a result of the share exchange transaction, Karmoya, a company which was established as a “special purpose vehicle” for the foreign capital raising activities of its Chinese subsidiaries, became our wholly owned subsidiary and our new operating business. Karmoya was incorporated under the laws of the British Virgin Islands on July 17, 2007 and owns 100% of the capital stock of Union Well International Limited, a Cayman Islands company (“Union Well”). Karmoya conducts its business operations through Union Well’s wholly owned subsidiary, Genesis Jiangbo (Laiyang) Biotech Technology Co., Ltd. (“GJBT”). GJBT was incorporated under the laws of the People’s Republic of China ("PRC") on September 16, 2007 and registered as a wholly foreign owned enterprise on September 19, 2007. GJBT has entered into consulting service agreements and equity-related agreements with Laiyang Jiangbo Pharmaceutical Co., Ltd. (“Laiyang Jiangbo”), a PRC limited liability company incorporated on August 18, 2003.

As a result of the share exchange transaction, our primary operations consist of the business and operations of Karmoya and its subsidiaries, which are conducted by Laiyang Jiangbo in the PRC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary.

Revenue recognition

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, and Statement of Financial Accounting Standards (SFAS) No. 48 “Revenue Recognition When Right of Return Exists.” SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with SFAS 48 revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the consolidated financial statements.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current ax assets and liabilities on a net basis.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2,“Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5,“Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on its financial statements.

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

In December 2007, the FASB issued SFAS 141(R),“Business Combinations”, which replaces SFAS 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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

RESULTS OF OPERATIONS

Comparison of six months and three months ended December 31, 2007 and 2006

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2007	2006	Change $	Change %	2007	2006	Change $	Change %
SALES	$25,154,071	$17,457,782	$7,696,289	44.09%	$40,416,860	$34,403,433	$6,013,427	17.48%

SALES- RELATED PARTY	1,394,662	1,452,386	(57,724)	(3.97)%	2,742,757	2,508,291	234,466	9.35%

COST OF SALES	6,816,443	5,264,077	1,552,366	29.49%	11,406,557	10,335,236	1,071,321	10.37%

GROSS PROFIT	19,732,290	13,646,091	6,086,199	44.60%	31,753,060	26,576,488	5,176,572	19.48%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,311,750	4,949,714	5,362,036	108.33%	17,133,166	8,832,501	8,300,665	93.98%

RESEARCH AND DEVELOPMENT	937,390	5,842,780	(4,905,390)	(83.96)%	1,202,310	9,487,500	(8,285,190)	(87.33)%

INCOME FROM OPERATIONS	8,483,150	2,853,597	5,629,553	197.28%	13,417,584	8,256,487	5,161,097	62.51%

OTHER EXPENSES	325,680	10,603	315,077	2971.58%	431,769	129,856	301,913	232.50%

INCOME BEFORE PROVISION FOR INCOME TAXES	8,157,470	2,842,994	5,314,476	186.93%	12,985,815	8,126,631	4,859,184	59.79%

PROVISION FOR INCOME TAXES	3,004,007	814,465	2,189,542	268.83%	4,597,360	2,597,832	1,999,528	76.97%

NET INCOME	5,153,463	2,028,529	3,124,934	154.05%	8,388,455	5,528,799	2,859,656	51.72%

OTHER COMPREHENSIVE INCOME	2,668,688	173,326	2,495,362	1,529,70%	3,086,034	304,510	2,781,524	913.44%

COMPREHENSIVE INCOME	7,822,151	2,201,855	5,620,296	255.25%	11,474,489	5,833,309	5,641,180	96..71%

REVENUES. During the six months ended December 31, 2007, we had revenues of $43,159,617 as compared to revenues of $36,911,724 for the six months ended December 31, 2006, an increase of $6,247,893 or approximately 16.93%. Our revenues include sales to related parties of $2,742,757 as compared to $2,508,291 for the six months ended December 31, 2006, an increase of $234,466 or approximately 9.35%. For the three months ended December 31, 2007, we had revenues of $26,548,733 as compared to revenues of $18,910,168 for the three months ended December 31, 2006, an increase of $7,638,565 or 40.39%. For the three months ended December 31, 2007, we had revenues from related party sales of $1,394,662 as compared to $1,452,386 for the three months ended December 31, 2006, an decrease of $57,724 or 3.97%. The overall increase in total revenue in the second quarter and first six months of fiscal 2008 was primarily attributable to the increase of sales volume of our best selling products: Clarithromycin sustained-release tablets and Itopride Hydrochloride Granules. Additionally, we released a new product, Baobaole chewable tablets in the second quarter of fiscal 2008. We believe that our sales will continue to grow as we continue strengthening our sales force and improving the quality of our products. We also expect to introduce four new products in the remaining of fiscal 2008.

COST OF SALES. Cost of sales for the six months ended December 31, 2007 increased $1,071,321 or 10.37%, from $ 10,335,236 for the six months ended December 31, 2006 to $11,406,557 for the six months ended December 31, 2007. Cost of sales for the three months ended December 31, 2007 increased $1,552,366 or 29.49% from $5,264,077 for the three months ended December 31, 2006 to $6,816,443 for the three months ended December 31, 2007. The decrease in cost of sales as a percentage of net revenues for the six months ended December 31, 2007, approximately 26.43% as compared to the six months ended December 31, 2006, approximately 28.00%, and the decrease in cost of sales as a percentage of net revenue for the three months ended December 31, 2007, approximately 25.68% as compared to the three months ended December 31, 2006 approximately 27.84%, was primarily attributable to more sales being generated from products with higher profit margins as well as more efficient manufacture production.

GROSS PROFIT. Gross profit was $31,753,060 for the six months ended December 31, 2007 as compared to $26,576,488 for the six months ended December 31, 2006, representing gross margins of approximately 73.57% and 72.00%, respectively. Gross profit was $19,732,290 for the three months ended December 31, 2007 as compared to $13,646,091 for the three months ended December 31, 2006, representing gross margins of approximately 74.32% and 72.16%, respectively. The increase in our gross profits was mainly due to decrease in cost of sales as a percentage of net revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $17,133,166 for the six months ended December 31, 2007, as compared to $ 8,832,501 for the six months ended December 31, 2006, an increase of $8,300,665 or approximately 93.98%. Selling, general and administrative expenses totaled $10,311,750 for the three months ended December 31, 2007, as compared to $ 4,949,714 for the three months ended December 31, 2006, an increase of $5,362,036 or approximately 108.33% as summarized below:

	Three Months Ended		Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Advertisement, marketing and promotion	$6,605,625	$2,919,409	$12,514,403	$6,588,913
Travel and entertainment- sales related	113,199	296,933	307,802	297, 286
Depreciation and amortization	95,591	47,508	184,605	94,404
Shipping and handling	98,877	51,784	147,250	139,834
Salaries, wages, commissions and related benefits	2,487,350	725,458	2,677,448	755,610
Travel and entertainment- non sales related	105,940	5,662	156,326	13,513
Other	805,168	902,960	1,145,332	942,941
Total	$10,311,750	$4,949,714	$17,133,166	$8,832,501

The changes in these expenses during the second quarter and first six months of fiscal 2008, as compared to the corresponding period in 2007 included the following:

•
An increase of $3,686,217 or approximately 126.27% in advertisement, marketing and promotion spending for the second quarter of fiscal 2008 and an increase of $5,925,491 or approximately 89.93% for the first six months of fiscal 2008 as compared to the corresponding period in fiscal 2007 were primarily due to TV commercials and magazine advertisements expenses to establish our Baobaole Chewable tablets brand name. Additionally, we also increased our marketing and promotional activities to promote our two other best selling products.

•
Travel and entertainment -sales related expenses decreased by $183,734 or 61.88% for the second quarter of fiscal 2008 as compared to the corresponding period in fiscal 2007 was primarily due to several major sales functions were held in the second quarter of fiscal 2007. Travel and entertainment -sales related expenses increased by $10,516 or 3.54% for the first six months of fiscal 2008 as compared to the corresponding period in fiscal 2007 primarily due to our marketing activities related to promoting our Baobole Chewable tablets and establishing the distribution network for the product and offset by the spending for sales functions in the second quarter of fiscal 2007.

•
Shipping and handling expenses increased by $47,093 or 90.94% during the second quarter of fiscal 2008 and increased by $7,416 or 5.03% during the first six months of fiscal 2008 as compared to the corresponding period of fiscal 2007, primarily due to increase in sales volume.

•
Depreciation and amortization increased by $48,083 or 101.21% during the second quarter of fiscal 2008 and increased by $90,201 or 95.55% during the first six months of fiscal 2008 as compared to the corresponding period of fiscal 2007, due to purchasing of more equipment. As such, we incurred more depreciation expenses.

•
Salaries, wages, commissions and related benefits increased by $1,761,892 or 242.87% during the second quarter of fiscal 2008 and increased by $1,921,838 or 254.34% during the first six months of fiscal 2008 as compared to the corresponding period of fiscal 2007. The increases were primarily due to increase in commission payments to sales representatives in second quarter of fiscal 2008 as well as an increase in number of employees and sales representatives as a result of expanding our distribution network from 26 provinces and regions to 30 provinces and regions.

•
An increase of $100,278 or approximately 1771.07% in travel and entertainment related expenses for the second quarter of fiscal 2008 and the increase of $142,183 or approximately 1056.86% for the first six months of fiscal 2008 as compared to the corresponding period in fiscal 2007 were primarily due to increase in corporate executives’ and managers’ travel.

•
Other selling, general and administrative expenses, which includes professional fees, utilities, office supplies and expenses decreased by $97,792 or 10.83% for the second quarter of fiscal 2008 and increased by $202,391 or 21.46% for the first six months of fiscal 2008 as compared to the corresponding period in fiscal 2008 primarily due to less rent expenses and other miscellaneous expense in the second quarter of fiscal 2008 as compared to the corresponding period in fiscal 2007.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties, totaled $ 1,202,310 for the six months ended December 31, 2007, as compared to $9,487,500 for the six months ended December 31, 2006, a decrease of $8,285,190 or approximately 87.33%. Research and development costs totaled $937,390 for the three months ended December 31, 2007, as compared to $5,842,780 for the three months ended December 31, 2006, a decrease of $4,905,390 or approximately 83.96%. The decrease was mainly due to major spending on a research and development project conducted in the second quarter of fiscal 2007 as well as payments for new drug clinical trials and project expenses.

OTHER EXPENSES. Our other expenses consisted of financial expenses and non-operating expenses. We had other expenses of $ 431,769 for the six months ended December 31, 2007 as compared to other expenses $129,856 for the six months ended December 31, 2006, an increase of $301,913 or approximately 232.50%. For the three months ended December 31, 2007, we had other expense of $325,680 as compared to $10,603 for the three months ended December 31, 2006, an increase of $315,077 or 2971.58%. The increase in other expenses was mainly due to amortization of the debt discount on convertible debenture created by the intrinsic value of the beneficial conversion feature in the debt and the fair value of the warrants issued in conjunction with the debt as well as loss from discontinued operation. Amortization expense on debt discount amounted to $254,630 for the six months and three months ended December 31, 2007 and the amortization of debt issuance cost amounted to $18,049 for the six months and three months ended December 31, 2007. The increase in other expenses was partially offset by gain from sale of marketable securities.

NET INCOME. Our net income for the six months ended December 31, 2007 was $8,388,455 as compared to $5,528,799 for the six months ended December 31, 2006, an increase of $2,859,656 or 51.72%. The net income for the three months ended December 31, 2007 was $5,153,463 as compared to $2,028,529 for the three months ended December 31, 2006, an increase of $3,124,934 or 154.05%. The increase in net income is primarily attributable to increase in sales volume of our best selling products, as well as improved profit margin. Our management believes that net income will continue to improve as we will continue to offer better and more products and improve our manufacturing efficiency.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital position increased $10,804,026 to $26,801,466 at December 31, 2007 from $15,997,440 at June 30, 2007. This increase in working capital is primarily attributable to an increase in accounts receivable of approximately $6.0 million, an increase in accounts receivable-related parties of approximately $1.1 million, an increase in advance to suppliers of $2.3 million, a decrease in accounts payable of $0.5 million, a decrease in notes payable of $4.0 million, a decrease in other payable of $0.7 million, and a payment of dividend of $10.5 million, and offset by decrease in inventories of approximately $0.5 million, a decrease in cash of $4.1 million, a decrease in restricted cash of $3.7 million, an increase in short term bank loans of $0.7 million, an increase in accrued liabilities of $0.3 million, an increase in liabilities assumed from reorganization of $1.5 million and an increase in taxes payable of $3.4 million.

Net cash provided in operating activities for the six months ended December 31, 2007 was $2,871,426 as compared to net cash provided by operating activities of $1,511,184 for the six months ended December 31, 2006. For the six months ended December 31, 2007, net cash provided in operating activities was primarily attributable to income from continued operations of $8.5 million, decrease in inventories of $0.7 million, increase in accrued liabilities of $0.3 million and increase in taxes payable of $3.4 million, offset by increase in our accounts receivable, accounts receivable-related parties, and advance to suppliers balances of $5.3 million, $1.1milion, and $ 2.2 million respectively, and decreased in accounts payables of $0.4 million, other payables of $0.9 million, and liabilities from discontinued operations of $0.7 million . For the six months ended December 31, 2006, net cash provided by operating activities was attributable primarily to our net income of $5.5 million, decrease in inventories of $2.9 million and offset by increases in our accounts receivable of $2.3 million, decrease in accounts payable of $2.1 million, decrease in other payable of $ 0.2 million, and decrease in other payables-related parties of $0.6 million and decrease in our tax payable of $2.0 million.

Net cash used by investing activities for the six months ended December 31, 2007 was $1,926,432 attributable to prepayments on land use rights of $2.5 million and purchases of equipments of $0.3million and offset by cash acquired in reverse merger of $0.5 million and proceeds from the sale of marketable securities totaling $0.4 million. Net cash used in investing activities for the six months ended December 31, 2006 amounted to $111,848 which attributable to purchases of equipment.

Net cash used in financing activities was $5,561,848 for the six months ended December 31, 2007 and was attributable to payments on debt issuance cost of $.4 million, payments on dividend payable of $10.6 million, payments for bank loans of $2.6 million and a decrease in notes payable of $4.3 million and offset by proceeds from sale of common stock of $0.2 million, proceeds from issuance of convertible debt of $5 million, proceeds from bank loans of $3.2 million and decrease in restricted cash of $4.3 million.

We reported a net decrease in cash for the six months ended December 31, 2007 of $4,103,427 as compared to a net increase in cash of $216,930 for the six months ended December 31, 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations :
Bank Indebtedness	$9,733,552	$9,733,552	$-	$-	$-
Research and development Obligations	$13,024,500	$4,113,000	$7,403,400	$1,508,1000	$-
Total Contractual Obligations:	$22,758,052	$13,846,552	$7,403,400	$1,508,100	$-

Bank Indebtedness amounts include the short term bank loans amount and notes payable amount.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Related Party Transactions

Accounts receivable - related parties

The Company is engaged in business activities with three related parties, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd and Yantai Jiangbo Pharmaceuticals Co., Ltd. For the six months ended December 31, 2007 and 2006, the Company recorded net revenues of $2,742,757 and $2,508,291, respectively, from sales to related parties. For the three months ended December 31, 2007 and 2006, the Company recorded net revenues of $1,394,662 and $1,452,386, respectively, from sales to related parties. As of December 31, 2007, accounts receivable-related parties consisted of the following:

December 31, 2007
(Unaudited)
Receivable from product sales due from Jiangbo Chinese-Western Pharmacy	$327,507

Receivable from product sales due from Laiyang Jiangbo Medicals, Co., Ltd.	370,161

Receivable from product sales due from Yantai Jiangbo Pharmaceuticals Co., Ltd.	944,733
Total accounts receivable-related parties	$1,642,401

Accounts receivable due from related parties are expected to be paid within three to six months.

Other payable - related parties

Prior to fiscal year 2007, the Company received advances from its director, shareholders and related parties for its operating activities. These advances are short-term in nature and bears interest at 7.05% for December 31, 2007. The interest rates for December 31, 2007 were calculated by using the Company’s 2007 average outstanding bank loan interest rate. The amount is expected to be repaid in the form of cash.

At December 31, 2007, other payable-related parties consisted of the following:

December 31, 2007
(Unaudited)
Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board, with annual interest at 7.05% for December 31, 2007 and unsecured	$480,300

Payable to Xun Guihong, shareholder and sister of CEO’s spouse, with annual interest at 7.05% for December 31, 2007 and unsecured	292,272

Payable to Zhang Yihua, shareholder of the Company and Yantai Jiangbo Pharmaceuticals, and nephew of CEO, with annual interest at 7.05% for December 31, 2007 and unsecured	30,929

Payable to Yantai Jiangbo Pharmaceuticals, an affiliated company, with annual interest at 7.05% for December 31, 2007 and unsecured	111,463

Payable to Laiyang Jiangbo Medicals, an affiliated company, with annual interest at 7.05% for December 31, 2007 and unsecured	71,155

Payable to Xun Guifang, who is the direct relative of one of the Company’s shareholder	461
Total other payable-related parties	$986,580

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

We have a limited operating history. Laiyang Jiangbo commenced operations in 2003 and first achieved profitability in the fiscal year ended June 30, 2005. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the pharmaceutical industry in China. Some of these risks and uncertainties relate to our ability to:

•	maintain our market position in the pharmaceuticals business in China;
•	offer new and innovative products to attract and retain a larger customer base;
•	attract additional customers and increase spending per customer;
•	increase awareness of our brand and continue to develop user and customer loyalty;
•	respond to competitive market conditions;
•	respond to changes in our regulatory environment;
•	manage risks associated with intellectual property rights;
•	maintain effective control of our costs and expenses;
•	raise sufficient capital to sustain and expand our business;
•	attract, retain and motivate qualified personnel; and
•	upgrade our technology to support additional research and development of new products.

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

A number of risks arise from our dependence on collaborative agreements with third parties. Product development and commercialization efforts could be adversely affected if any collaborative partner:

•	terminates or suspends its agreement with us
•	causes delays
•	fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials
•	fails to adequately perform clinical trials
•	determines not to develop, manufacture or commercialize a product to which it has rights or
•	otherwise fails to meet its contractual obligations.

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

Other companies may independently develop similar products and design around any patented products we develop. We cannot assure you that:

•	any of our patent applications will result in the issuance of patents
•	we will develop additional patentable products
•	the patents we have been issued will provide us with any competitive advantages
•	the patents of others will not impede our ability to do business; or
•	third parties will not be able to circumvent our patents.

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

Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

•	the commercialization of our products could be adversely affected;
•	any competitive advantages of the products could be diminished; and
•	revenues or collaborative milestones from the products could be reduced or delayed.

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

The PRC government regulates the pharmaceutical industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the pharmaceutical industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of the pharmaceutical industry include the following:

•	we only have contractual control over Laiyang Jiangbo. We do not own it due to the restriction of foreign investment in Chinese businesses; and

•
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

Our Corporate Actions are Substantially Controlled by our Principal Shareholders and Affiliated Entities.

Our principal shareholders and their affiliated entities own approximately 75% of our outstanding common shares, representing approximately 75% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of our company.

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

For example, we are aware of three lawsuits arising from past activities of Genesis, alleging breach of contract. Please see Item 1 of Part II, “Legal Proceedings”, for more information.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	conditions in pharmaceutical and agricultural markets;
•	changes in the economic performance or market valuations of other pharmaceutical companies;
•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between RMB and the U.S. dollar;
•	intellectual property litigation;
•	general economic or political conditions in China.

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

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and other new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our management, principally our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosures are appropriate. However, company management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated objectives under all potential future conditions.

During the fiscal quarter to which this report relates, there were no changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a summary of the transactions by us during the quarter of the fiscal year covered by this report involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Except as noted below, we have sold or issued the following securities by reason of the exemption afforded under Section 4(2) of the Securities Act. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offers and sales of the following securities were exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by us in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c):

On October 1, 2007, the Company executed a Share Acquisition and Exchange Agreement by and among the Company, Karmoya and the shareholders of 100% of Karmoya’s capital stock. At closing of the share exchange transaction, the Company issued 5,995,780 shares of its Series B Voting Convertible Preferred Stock and 597 shares of its common stock to Karmoya’s shareholders in exchange for 100% of Karmoya’s capital stock.

On October 1, 2007, holders of 8,806,250 options converted the options into 1,761,250 shares of common stock, which reduced the Company’s total number of outstanding options and warrants to 10,740,704.

In October 2007, the Company received $180,000 in funding from Greenview Capital through the sale of its common stock and issued 1,500,000 shares of its common stock with a Rule 144 restrictive legend. The proceed is used for working capital purposes.

On October 8, 2007, a Series A Preferred Stockholder of the Company converted 15,400 share of Series A Preferred Stock into 663,793 shares of common stock.

On October 26, 2007, all of the Company’s Series B Voting Convertible Preferred Stockholders converted all 5,995,780 shares of Series B Voting Convertible Preferred Stock, in the aggregate, into 299,789,000 shares of the Company's common stock.

On November 6, 2007, the Company entered into a Securities Purchase Agreement with Pope Investments, LLC (“Pope”) pursuant to which the Company issued and sold to Pope for $5,000,000 (a) 6% convertible subordinated debentures due November 30, 2010 and (b) a three-year warrant to purchase 10,000,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.32 per share, subject to adjustment as provided therein.

Item 3.  Defaults upon Senior Securities.

 None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

 On October 11, 2007, the Company’s Board of Directors adopted and approved amendments to the Company’s Articles of Incorporation to:

(i)	Change the name of the Corporation to Genesis Pharmaceuticals Enterprises, Inc.;

(ii)
Change the principal office and mailing address of the Corporation to Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park, Laiyang City, Yantai, Shandong Province, People’s Republic of China 710075; and

(iii)	Change the registered agent and registered office of the Corporation to Elsa Sung, c/o CFO Oncall, Inc., 1643 Royal Grove Way, Weston, Florida 33327;

items (i) through (iii) are referred to collectively as the “Amendments”.

On October 11, 2007 a total of two (2) shareholders beneficially holding an aggregate of 51 shares of our common stock and 4,332,958 shares of our Series B Voting Convertible Preferred Stock (equivalent to voting 216,647,900 shares of our common stock) approved the Amendments by written consent of majority shareholders pursuant to Sections 607.0704 and 607.1003 of the Florida Business Corporation Act and the Company’s Bylaws. The securities voted by these two shareholders represented approximately 55% of the Company’s issued and outstanding shares of voting stock entitled to vote on the Amendments.

Item 5.  Other Information.

 None.

Item 6. Exhibits

Exhibit
Number	Description

2.1	Articles of Merger between Genesis Technology Group and Newagecities.com (11)

2.2	Share Acquisition and Exchange Agreement by and among Genesis, Karmoya and Karmoya Shareholders dated October 1, 2007 (1)

3.1	Articles of Incorporation of Genesis Technology Group, Inc., a Florida corporation (11)

3.2	Amended and Restated Articles of Incorporation (11)

3.3	Articles of Amendment to Articles of Incorporation (2)

3.3	Bylaws of Genesis Technology Group, Inc., a Florida corporation (11)

4.1	Articles of Amendment to Articles of Incorporation, Preferences and Rights of Series A Preferred Stock (3)

4.2	Articles of Amendment to Articles of Incorporation, Preferences and Rights of Series B Voting Convertible Preferred Stock (4)

4.3	6% Convertible Subordinated Debenture, dated November 7, 2007 (5)

4.4	Common Stock Purchase Warrant, dated November 7, 2007 (5)

10.1	Genesis Technology Group, Inc. 2002 Stock Option Plan (6)

10.2	Genesis Technology Group 2002 Stock Option Plan, as amended (7)

10.3	Genesis Technology Group 2003 Stock Option Plan (8)

10.4	Genesis Technology Group 2004 Stock Option Plan, as amended (9)

10.5	Employment Agreement with Elsa Sung dated October 1, 2007 (4)

10.6	Securities Purchase Agreement, dated as of November 6, 2007, between Genesis Pharmaceuticals Enterprises, Inc. and Pope Investments, LLC (5)

10.7	Registration Rights Agreement, dated as of November 6, 2007, between Genesis Pharmaceuticals Enterprises, Inc. and Pope Investments, LLC (5)

10.8	Closing Escrow Agreement, dated as of November 6, 2007, by and among Genesis Pharmaceuticals Enterprises, Inc., Pope Investments, LLC and Sichenzia Ross Friedman Ference LLP (5)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

99.1	Consulting Services Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)

99.2	Equity Pledge Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)

99.3	Operating Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)

99.4	Proxy Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)

99.5	Option Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)

99.6	Letter of Resignation from Gary Wolfson to the Board of Directors (1)

99.7	Letter of Resignation from Kenneth Clinton to the Board of Directors (1)

99.8	Letter of Resignation from Shaohua Tan to the Board of Directors (1)

99.9	Letter of Resignation from Adam Wasserman to the Board of Directors (1)
________________________________________________

*Filed Herewith

(1)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K as filed on October 2, 2007.

(2)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K as filed on October 26, 2007.

(3)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K as filed on January 22, 2004.

(4)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K as filed on October 9, 2007.

(5)	Incorporated by reference to exhibits filed with our Current Report on Form 8-K as filed on November 9, 2007.

(6)	Incorporated by reference to exhibits filed with our registration statement on Form S-8 filed on March 26, 2002.

(7)	Incorporated by reference to exhibits filed with our registration statement on Form S-8 as filed on December 17, 2002.

(8)	Incorporated by reference to exhibits filed with our registration statement on Form S-8 as filed on June 5, 2003.

(9)	Incorporated by reference to exhibit filed with our registration statement on Form S-8 as filed on September 30, 2005.

(10)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 as filed on January 13, 2006.

(11)	Incorporated by reference to exhibits filed with our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 as filed on January 15, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. (Registrant)

Date: February 14, 2008	/s/ Cao Wubo
Cao Wubo Chief Executive Officer and President