Form 10QSB
period 2008-03-31
Genesis Pharmaceuticals Enterprises, Inc.
filed 2008-05-15
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2008, there were 390,478,760 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008

ASSETS
(Unaudited)
CURRENT ASSETS:
Cash	$21,574,044
Restricted cash	3,488,604
Marketable equity securities	2,112,500
Accounts receivable, net of allowance for doubtful accounts of $62,625	20,589,289
Accounts receivable - related parties	2,019,278
Inventories	5,542,846
Other receivables	284,908
Other receivables - related parties	85,680
Advances to suppliers	894,741
Other assets	2,271
Total current assets	56,594,161

PLANT AND EQUIPMENT, net	11,081,056

OTHER ASSETS:
Restricted marketable securities	2,826,413
Debt issuance cost, net	306,825
Intangible assets, net	9,777,832
Total other assets	12,911,070

Total assets	$80,586,287

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,448,086
Short term bank loans	2,713,200
Notes payable	3,488,604
Other payables	3,736,397
Other payables - related parties	28,560
Accrued liabilities	545,885
Liabilities assumed from reorganization	1,352,997
Taxes payable	10,521,050
Total current liabilities	25,834,779

CONVERTIBLE DEBT, net of discount $4,328,704 as of March 31, 2008	671,296

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value, 600,000,000 shares authorized, 390,478,760 shares issued and outstanding)	390,480
Paid-in-capital	22,803,151
Captial contribution receivable	(7,711,000)
Retained earnings	28,934,053
Statutory reserves	3,740,456
Accumulated other comprehensive income	5,923,072
Total shareholders' equity	54,080,212
Total liabilities and shareholders' equity	$80,586,287

The accompanying notes are an integral part of these statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three months ended		Nine months ended
	March 31		March 31
	2008	2007	2008	2007
REVENUES:
Sales	$26,231,191	$18,472,649	$66,648,051	$52,876,082
Sales - related party	1,869,092	455,580	4,611,849	2,963,871
TOTAL REVENUE	28,100,283	18,928,229	71,259,900	55,839,953

COST OF SALES	6,337,822	5,388,811	17,744,379	15,724,047

GROSS PROFIT	21,762,461	13,539,418	53,515,521	40,115,906

RESEARCH AND DEVELOPMENT EXPENSE	967,930	953,560	2,170,240	10,441,060

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,136,164	9,658,803	29,269,330	18,491,304

INCOME FROM OPERATIONS	8,658,367	2,927,055	22,075,951	11,183,542

OTHER (INCOME) EXPENSE, NET
Other expenese, net	1,217,477	-	1,136,534	-
Non-operating (income) expense	(529)	11,224	(232)	5,642
Interest expense, net	526,509	69,233	925,993	204,671
Loss from discontinued business	228,812	-	341,743	-
OTHER EXPENSE, NET	1,972,269	80,457	2,404,038	210,313

INCOME BEFORE PROVISION FOR INCOME TAXES	6,686,098	2,846,598	19,671,913	10,973,229

PROVISION FOR INCOME TAXES	2,211,265	970,025	6,808,625	3,567,857

NET INCOME	4,474,833	1,876,573	12,863,288	7,405,372

OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on marketable securities	(270,351)	-	1,347,852
Foreign currency translation adjustment	1,960,948	368,537	3,428,779	673,047

COMPREHENSIVE INCOME	$6,165,430	$2,245,110	$17,639,919	$8,078,419

WEIGITED AVERAGE NUMBER OF SHARES:
Basic	389,605,134	84,545,655	260,297,377	84,131,121
Dilulted	393,292,698	90,950,796	263,271,624	89,658,922

EARNINGS PER SHARE:
Basic	$0.01	$0.02	$0.05	$0.09
Diluted	$0.01	$0.02	$0.05	$0.08

The accompanying notes are an integral part of these statements.

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,863,288	$7,405,372
Loss from discontinued operations	341,743	-
Income from continued operations	13,205,031	7,405,372
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	375,456	253,063
Amortization of intangible assets	113,578	75,772
Amortization of debt issuance costs	47,583	-
Amortization of debt discount	671,296	-
Allowance for bad debts	(112,459)
Loss on sale of marketable securities	19,819	-
Unrealized loss on marketable securities	1,150,516	-
Deferred compensation expense	28,750	-
Change in operating assets and liabilities
Accounts receivable	(7,246,740)	(3,308,650)
Accounts receivable - related parties	(1,403,383)	(245,420)
Notes receivables	59,790	(29,473)
Inventories	27,542	1,065,113
Other receivables	(254,886)	(937)
Other receivables - related parties	(81,384)
Advances to suppliers	(488,064)	(10,316)
Other assets	96,538	1,282,175
Accounts payable	1,159,105	(2,324,940)
Accrued liabilities	301,290	58,191
Other payables	2,146,659	(1,355,440)
Other payables - related parties	(962,509)	(592,232)
Liabilities from discontinued operations	(1,162,133)	-
Taxes payable	10,006,057	2,011,128
Net cash provided by operating activities	17,697,452	4,283,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	605,882	-
Payment for land use right	(8,246,830)	-
Purchase of equipment	(401,302)	(58,469)
Cash receipt from reverse acquisition	534,950	-
Net cash used in investing activities	(7,507,300)	(58,469)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds from sale of common stock	337,500	-
Proceeds from sale of treasury stock	1,977	-
Payments for dividend	(10,520,000)	-
Payments for debt issuance cost	(354,408)	-
Proceeds from convertible debt	5,000,000	-
Proceed from officers	27,128	-
Payments for bank loans	(5,425,600)	(1,273,300)
Proceeds from bank loans	3,255,360	-
Notes payable	5,361,849	725,702
Restricted cash	(5,361,849)	(725,702)
Net cash used in financing activities	(7,678,043)	(1,273,300)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,324,727	166,101

INCREASE IN CASH	3,836,836	3,117,736

CASH, beginning of the period	17,737,208	3,371,598

CASH, end of the period	$21,574,044	$6,489,334

The accompanying notes are an integral part of these statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 1 - Organization

Genesis Pharmaceuticals Enterprises, Inc., (the “Company” or “Genesis”), was originally incorporated in Florida on August 15, 2001 under the name Genesis Technology Group, Inc. with a principal business objective to operate as a business development and marketing firm that specialized in advising and providing a turnkey solution for small and mid-sized Chinese companies entering Western markets. On October 1, 2007, Genesis executed a Share Acquisition and Exchange Agreement (“Exchange Agreement”) by and among Genesis, Karmoya International Ltd., a British Virgin Islands company (“Karmoya”), and the shareholders of 100% of Karmoya’s capital stock (the “Karmoya Shareholders”). After the closing of the share exchange transaction, Karmoya became the Company’s wholly owned subsidiary and the Company’s primary operations now consist of the business and operations of Karmoya and its subsidiaries. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Cash	$534,950
Prepaid expenses	40,620
Marketable equity securities	370,330
Other assets	7,083
Restricted marketable securities	1,746,809
Restricted marketable securities held for short term loans	3,250,000
Accounts payable and accrued liabilities	(1,085,323)
Loan payable	(515,000)
Other liabilities assumed from acquisition	(452,001)
Minority interest	(121,063)
Net assets acquired	$3,776,405

Subsequent to the share exchange agreement in October 2007, the Company discontinued the business development and marketing segment that the Company focused on prior to the reverse merger as described in Note 6. The business development and marketing segment represented 100% of the Company’s sales prior to October 1, 2007. Liabilities of the business development and marketing segment are reclassified as liabilities assumed from reorganizations in the Consolidated Balance Sheet. The results of operations and cash flows of the business development and marketing segment have been reported in the Consolidated Financial Statements as discontinued operations. Except for Genesis Pharmaceuticals Enterprises, Inc., all other entities that were consolidated into the Company prior to October 1, 2007 have been administratively dissolved.

Karmoya was established on July 18, 2007, under the laws of British Virgin Islands. Karmoya was established as a “special purpose vehicle” for the foreign capital raising activities of Laiyang Jiangbo Pharmaceutical Co., Ltd (“Laiyang Jiangbo”), a limited liability company formed under the laws of the People’s Republic of China (the “PRC” or “China”). China’s State Administration of Foreign Exchange (“SAFE”) requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters under an official notice known as “Circular 106” in PRC. On September 19, 2007, Karmoya was approved by local Chinese SAFE as a “special purpose vehicle” offshore company.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

On September 21, 2007, GJBT entered into a series of contractual arrangements (the “Contractual Arrangements”) with Laiyang Jiangbo and its shareholders. Under the terms of the Contractual Arrangements, GJBT has control over the management of the business activities of Laiyang Jiangbo and holds a 100% variable interest in Laiyang Jiangbo. The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which GJBT has the right to advise, consult, manage and operate each of Laiyang Jiangbo, and collect and own all of their respective net profits. Additionally, Laiyang Jiangbo’s shareholders have granted their voting rights over Laiyang Jiangbo to GJBT. In order to further reinforce GJBT’s rights to control and operate Laiyang Jiangbo, Laiyang Jiangbo and its shareholders have granted GJBT, the exclusive right and option to acquire all of their equity interests in Laiyang Jiangbo or, alternatively, all of the assets of Laiyang Jiangbo. Further Laiyang Jiangbo Shareholders have pledged all of their rights, titles and interests in Laiyang Jiangbo to GJBT. As both companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. The Company consolidates Laiyang Jiangbo’s results, assets and liabilities in its financial statements.

The reasons that Karmoya used the contractual arrangements to acquire control of Laiyang Jiangbo, instead of using a complete acquisition of Laiyang Jiangbo’s assets or equity to make Laiyang Jiangbo a wholly-owned subsidiary of Karmoya, were as follows: (i) PRC laws governing share exchanges with foreign entities, which became effective on September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange, PRC law would require Karmoya to acquire Laiyang Jiangbo be acquired for cash consideration and, at the time of the acquisition, Karmoya was unable to raise sufficient funds to pay the full appraised cash value for Laiyang Jiangbo’s assets or shares as required under PRC law.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

In connection with the adoption of FIN 46R, the Company concluded that Laiyang Jiangbo is a VIE and the Company is the primary beneficiary. Under FIN 46R transition rules, the financial statements of Laiyang Jiangbo are then consolidated into the Company’s consolidated financial statements.

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

Asset and liability accounts at March 31, 2008 were translated at 7.02 RMB to $1.00. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the nine months ended March 31, 2008 and 2007 were 7.40 RMB and 7.87 RMB to $1.00, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operation and there are no material transaction gains or losses for the nine months ended March 31, 2008 and 2007.

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

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs. Shipping and handling costs amounted to $107,018 and $70,405, respectively, for the three months period ended March 31, 2008, and 2007. Shipping and handling costs amounted to $253,366 and $209,628, respectively, for the nine months ended March 31, 2008, and 2007.

Research and development

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales are classified as plant and equipment and depreciated over their estimated useful lives.

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

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, notes receivable, other receivables, prepayments, accounts payable, other payable, accrued liabilities, customer deposits, tax payable, and loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China. For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Total cash (including restricted cash balances) in banks at March 31, 2008 amounted to $25,178,370. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the three months ended March 31, 2008 and 2007, three products accounted for 95% and 96%, respectively, of the Company’s total sales For the nine months ended March 31, 2008 and 2007, three products accounted for 95% and 96% of the Company’s total sales.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Three customers accounted for approximately 14.0% and 26.3%, respectively, of the Company's sales for the three months ended March 31, 2008 and 2007 and for 16.5% and 25.0% of sales for the nine months ended March 31, 2008 and 2007. These three customers represent 11.2% of the Company's total accounts receivable as of March 31, 2008.

Three suppliers accounted for approximately 66.2% and 83.8% respectively, of the Company's purchases for the three months ended March 31, 2008 and 2007 and for 59.5% and 77.5% of the purchases for the nine months ended March 31, 2008 and 2007. These three suppliers represent 60.1% of the Company's total accounts payable as of March 31, 2008.

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

Restricted cash

The Company had restricted cash of $3,488,604 as of March 31, 2008. The restricted funds are kept as security deposits for bank acceptance related to the Company’s notes payable.

Investment in marketable securities and restricted marketable securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance-sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

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

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

2.	The Company's knowledge of partner company's activities relating to new agreements, new investor funding and achievements.

3.
The Company's review of financial position, primarily the cash resources and operating cash flow, to determine if it was sufficient to continue to fund projected operations and ongoing technology development.

Additionally, the Company considers EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). According to EITF 03-01, a security is impaired when its fair value is less than its value, and an impairment is other than-temporary if the investor does not have the "ability and intent" to hold the investment forecasted recovery of its carrying amount. EITF 03-01 holds that the impairment of each security must be assessed ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment. The Company intends to hold investment in marketable securities for a period of time sufficient to allow for any anticipated recovery in market value.

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable and accounts receivable-related parties, net of allowance for doubtful accounts outstanding at March 31, 2008 amounted to $22,608,567.

The activity in the allowance for doubtful accounts for accounts receivable for the period ended March 31, 2008 is as follows:

Beginning allowance for doubtful accounts	$166,696
Recovery from bad debt expense	(112,459)
Foreign currency translation adjustments	8,388
Ending allowance for doubtful accounts	$62,625

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. The Company reviews its inventory periodically for possible obsolete goods in order to determine if any reserves are necessary. As of March 31, 2008, the Company has determined that no reserves are necessary.

Advances to suppliers

The Company advances monies to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Useful Life
Building and building improvements	5-40	Years
Manufacturing equipment	5-20	Years
Office equipment and furniture	5-10	Years
Vehicle	5	Years

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

The Company evaluates the carrying value of long-lived assets at least annually in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the assets, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of March 31, 2008, there were no impairments of its long-lived assets.

Intangible assets

Land use right - all land in the People’s Republic of China is owned by the government. However, the government grants rights to use land for limited periods of time, depending on the planned use. The Company purchased land use rights on February 2008 and August 2004 for approximately $8,682,153 and $878,702, respectively. The costs of these rights are amortized using the straight-line method over the term of the land use rights of 50 years.

Patents and licenses include purchased technological know-how, secret formulas, manufacturing processes, technical, procedural manuals and the certificate of drugs production and is amortized using the straight-line method over the expected useful economic life of 5 years, which reflects the period over which the formulas, manufacturing processes, technical and procedural manuals are kept secret to the Company as agreed between the Company and the selling parties.

Intangible assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Value added tax

The Company is subject to value added tax (“VAT”) for manufacturing products and business tax for services provided. The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. According to the PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be between zero and five times the amount of the late or deficient tax payable, and will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

VAT on sales and VAT on purchases amounted to $4,806,574 and $259,075 for the three months ended March 31, 2008, and $3,216,601 and $120,401 for the three months ended March 31, 2007, respectively. VAT on sales and VAT on purchases amounted to $12,114,274 and $443,114 for the nine months ended March 31, 2008, and $9,494,356 and $223,104 for the nine months ended March 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Advertising

Advertising is expensed as incurred. Advertising expenses amounted to $2,018,895 and $3,529,481 for the three months ended March 31, 2008 and 2007, respectively. Advertising expenses amounted to $6,148,010 and $5,279,282 for the nine months ended March 31, 2008 and 2007, respectively.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any; the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact, if any; the adoption of SFAS 159 will have on its financial statements.

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
MARCH 31, 2008
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

Company reporting year end

For US financial statement reporting purposes beginning from 2007, the Company adopted June 30 as its fiscal year end.

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

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computations for the three months and nine months ended March 31, 2008 and 2007:

	2008	2007
For the three months ended March 31, 2008 and 2007
Net income for basic and diluted earnings per share	$4,474,833	$1,876,573

Weighted average shares used in basic computation	389,605,134	84,545,655
Diluted effect of stock options and warrants	3,687,564	6,405,141
Weighted average shares used in diluted computation	393,292,698	90,950,796

Earnings per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

	2008	2007
For the nine months ended March 31, 2008 and 2007
Net income for basic and diluted earnings per share	$12,863,288	$7,405,372

Weighted average shares used in basic computation	260,297,377	84,131,121
Diluted effect of stock options and warrants	2,974,247	5,527,801
Weighted average shares used in diluted computation	263,271,624	89,658,922

Earnings per share:
Basic	$0.05	$0.09
Diluted	$0.05	$0.08

For the three months and nine months ended March 31, 2008, 2,963,361 and 10,000,000 stock options and warrants at an exercise price of $0.25 and $0.32, respectively, were not included in the diluted earnings per share calculation because of the anti-diluted effect.

For the three months and nine months ended March 31, 2007, the following options and warrants are not included in the diluted earnings per share calculation because of the anti-diluted effect:

For three months ended March 31, 2007		For nine months ended March 31, 2007
Outstanding option / warrants	Exercise price	Outstanding option / warrants	Exercise price
2,963,361	$ 0.304	2,963,361	$ 0.304
250,000	$ 0.310	7,400,000	$ 0.145
		250,000	$ 0.310

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 4 - Supplemental disclosure of cash flow information

Income taxes paid for the three month period ended March 31, 2008 and 2007 amounted to $132,957 and $19,103, respectively. Income taxes paid for the nine month period ended March 31, 2008 and 2007 amounted to $3,615,867 and $4,008,062, respectively

Interest paid for the three month period ended March 31, 2008 and 2007 amounted to $126,183 and $92,095, respectively. Interest paid for the nine month period ended March 31, 2008 and 2007 amounted to $331,341 and $232,727, respectively.

For the nine months period ended March 31, 2008, holders of preferred stock converted 15,400 shares of Series A Convertible Preferred Stock into 663,793 shares of common stock, par value $0.001 per share and holders of preferred stock converted 5,995,780 shares of Series B Convertible Preferred Stock into 299,789,000 shares of common stock, par value $0.001 per share. In Connection with the Exchange Agreement, the holders of options converted 8,806,250 options in a cashless exercise into 1,761,250 shares of common stock.

Note 5 - Marketable securities and restricted marketable securities

Marketable equity securities consist of investments in equity of publicly traded companies and are stated at market value based on the most recently traded price of these securities at March 31, 2008. The Company classifies marketable securities (current assets) as trading securities and restricted marketable securities, as available for sale securities (long-term assets).If the Company reclassifies its securities from available for sale securities to trading securities, the unrealized gains and losses on those re-classified securities are re-classified from the accumulated other comprehensive income in stockholders’ equity to the earnings. For the three months ended March 31, 2008 and 2007, total unrealized losses related to re-classifications of accumulated comprehensive income to earnings amounted to $641,689 and $0. For the nine months ended March 31, 2008 and 2007, total unrealized losses related to re-classifications of accumulated comprehensive income to earnings amounted to $641,689 and $0.

Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For the three months ended March 31, 2008 and 2007, the Company recognized a loss of $95,504 and $0, respectively, from the sale of trading securities. For the nine months ended March 31, 2008 and 2007, the Company recognized a loss of $19,819 and $0, respectively, from the sale of trading securities. The Company also recognized an unrealized loss on trading securities of $1,159,509 and $0, respectively, for the three months ended March 31, 2008 and 2007 and $1,150,516 and $0 for the nine months ended March 31, 2008 and 2007, respectively, which has been reflected in the accompanying consolidated statements of income.

For the three months ended March 31, 2008 and 2007, the Company recorded an unrealized loss on available for sales securities of $270,351 and $0, respectively. For the nine months ended March 31, 2008 and 2007, the Company recorded an unrealized gain of $1,347,852 and $0, respectively. All unrealized gains and losses related to available for sale securities have been properly reflected as a component of accumulated other comprehensive income in stockholders’ equity.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 6 - Discontinued operations

In connection with the reverse merger with Karmoya on October 1, 2007, the Company determined its operating strategy no longer supports its business development and marketing operations. Accordingly, the entire business development and marketing operation segment is reported as a discontinued operation.

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption "liabilities assumed from reorganization", totaling $1,352,997.

The following table sets forth for the three months ended March 31, 2008 and 2007 indicated selected financial data of the Company's discontinued operations.

	2008	2007
Revenues	$-	$
Cost of sales	-
Gross profit	-
Operating and other non-operating expenses	228,812
Loss from discontinued operations	$228,812	$

The following table sets forth for the nine months ended March 31, 2008 and 2007 indicated selected financial data of the Company's discontinued operations.

	2008	2007
Revenues	$-	$
Cost of sales	-
Gross profit	-
Operating and other non-operating expenses	341,743
Loss from discontinued operations	$341,743	$

Note 7 - Inventories

As of March 31, 2008, inventories consisted of the following:

Raw materials	$3,083,214
Packaging materials	240,839
Finished goods	2,218,793
Total	$5,542,846

Note 8 - Plant and equipment

As of March 31, 2008, property and equipment consist of the following:

Building and building improvements	$10,694,208
Manufacturing equipment	1,083,159
Office equipment and furniture	325,624
Vehicle	330,581
Total	12,433,572
Less: accumulated depreciation	1,352,516
Total	$11,081,056

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

For the three months ended March 31, 2008 and 2007, depreciation expense amounted to $134,174 and $24,227, respectively. For the nine months ended March 31, 2008 and 2007, depreciation expense amounted to $375,456 and $253,063, respectively.

Note 9 - Intangible assets

At March 31, 2008, intangible assets consist of the following:

Land use right	$9,719,167
Patents	528,360
License	22,777
Total	10,270,304
Less: accumulated amortization	492,472
Total	$9,777,832

Total amortization expense for the three months ended March 31, 2008, and 2007 amounted to $55,289 and $20,526, respectively. Total amortization expense for the nine months ended March 31, 2008, and 2007 amounted to $113,578 and $75,772, respectively.

Note 10 - Advance to suppliers

The Company makes advances to certain vendors’ for inventory purchases. The advances on inventory purchases amounted to $894,741 as of March 31, 2008.

Note 11 - Short term loans

Short term bank loans represent amounts due to various banks which are due within one year, and these loans can be renewed with the banks. The Company’s short term bank loans consisted of the following:

Loan from Communication Bank, due September 2008. Interest Rate at 7.34% per annum, monthly interest payment. Guaranteed by related party, Jiangbo Chinese-Western Pharmacy	$2,713,200
Total	$2,713,200

Total interest expense on the short term loans amounted to $126,183 and $92,095 for the three months ended March 31, 2008. Total interest expense amounted to $370,884 and $232,727 for the nine months ended March 31, 2008 and 2007.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 12 - Notes payable

Notes payable represent amounts due to various banks which are normally secured and are typically renewed. All notes payable are secured by the Company’s restricted cash. The Company’s notes payables consist of the following:

Commercial Bank, various amounts, due from April 2008 to August 2008.	$3,488,604
Total	$3,488,604

Note 13 - Related party transactions

Accounts receivable - related parties

The Company is engaged in business activities with three related parties, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd and Yantai Jiangbo Pharmaceuticals Co., Ltd. For the three months ended March 31, 2008 and 2007, the Company recorded net revenues of $1,869,092 and $455,580, respectively, from sales to related parties. For the nine months ended March 31, 2008 and 2007, the Company recorded net revenues of $4,611,849 and $2,963,871, respectively, from sales to related parties. As of March 31, 2008, accounts receivable-related parties consisted of the following:

Receivable from product sales due from Jiangbo Chinese-Western Pharmacy	$615,934
Receivable from product sales due from Laiyang Jiangbo Medicals, Co., Ltd.	616,966
Receivable from product sales due from Yantai Jiangbo Pharmaceuticals Co., Ltd.	786,378
Total accounts receivable-related parties	$2,019,278

Accounts receivable due from related parties are expected to be paid in cash within three to six months.

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy. For the nine months ended March 31, 2008 and 2007, the Company also recorded other income $81,384 and $76,398 from leasing the two buildings. As of March 31, 2008, the Company had $85,680 other receivable from related parties.

Other payable - related parties

Prior to fiscal year 2007, the Company received advances from its director, shareholders and related parties for its operating activities. The Company paid off these advances in March 2008 with cash. As of March 2008, the Company received $28,560 additional advances from it director for its operating activities. These advances are due on demand and bear interest at 7.05% for March 31, 2008. The interest rates for March 31, 2008 were calculated by using the Company’s 2007 average outstanding bank loan interest rate. The amount is expected to be repaid in cash.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

At March 31, 2008, other payable-related parties consisted of the following:

Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board, with annual interest at 7.05% for March 31, 2008 and unsecured	$28,560
Total other payable-related parties	$28,560

Note 14 - Taxes payable

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the company had no U.S. taxable income during the nine months ended March 31, 2008.

The Company’s wholly owned subsidiaries Karmoya International Ltd. and Union Well International Ltd. were incorporated in the British Virgin Island (BVI) and Cayman Island. Under the current laws of the BVI and Cayman Island, the two entities are not subject to income taxes.

Before January 1, 2008, companies established in the PRC were generally subject to an enterprise income tax ("EIT") rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law ("EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%.

Laiyang Jianbo and GJBT were originally subject to 33% income tax rate and have not received any further tax exemption after the fiscal year ended June 30, 2007. Starting January 1, 2008, Laiyang Jianbo and GJBT are subject to an EIT rate of 25%.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the nine months period ended March 31, 2008.

2008
U.S. Statutory rates	34.0%
Foreign income not recognized in the U.S	(34.0%)
China income taxes	30.2%
Total provision for income taxes	30.2%

Taxes payable as of March 31, 2008 are as follows:

Value added taxes	$$5,850,440
Income taxes	3,425,169
Other taxes	1,245,441
Total	$10,521,050

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

The Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27,“Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the convertible debenture has a beneficial conversion feature.  The Company estimated the fair value of the beneficial conversion feature of the Debenture at $2,904,093 as a discount to par value. The fair value of the warrants was estimated at $2,095,907. The two amounts are recorded together as debt discount and amortized using the effective interest method over the three-year term of Debenture.

The fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 3 years, (3) expected volatility of 197%, and (4) zero expected dividends. The total estimated fair value of the warrants granted and beneficial conversion feature of the Debenture should not exceed the $5,000,000 Debenture, the calculated warrant value was used to determine the allocation between the fair value of the beneficial conversion feature of the Debenture and the fair value of the warrants.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issuance costs and will be amortized to interest expense over the life of the debenture. During the nine months ended March 31, 2008, amortization debt issuance costs were $47,583. The remaining balance of debt issuance costs at March 31, 2008 was $306,825. The amortization of debt discounts was $416,666 and $671,296 for the three months and nine months ended March 31, 2008, which has been included in interest expense on the accompanying statement of operations. The balance of the debt discount is $4,328,704 at March 31, 2008.

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

Pursuant to the Purchase Agreement, the Company entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company must file on each Filing Date (as defined in the Registration Rights Agreement) a registration statement to register the portion of the Registrable Securities (as defined therein) as permitted by the Securities and Exchange Commission’s guidance. The initial registration statement must be filed within 90 days of the Closing Date and declared effective within 180 days following the Closing Date. Any subsequent registration statements that are required to be filed on the earliest practical date on which the Company is permitted by the Securities and Exchange Commission’s guidance to file such additional registration statement. Such additional registration statements must be effective 90 days following the date on which it is required to be filed. In the event that the registration statement is not timely filed or declared effective, the Company will be required to pay liquidated damages. Such liquidated damages shall be, at the investor’s option, either $1,643.83 or 6,575 shares of Common Stock per day that the registration statement is not timely filed or declared effective as required pursuant to the Registration Rights Agreement, subject to an amount of liquidated damages not exceeding either $600,000, 2,400,000 shares of Common Stock, or a combination thereof based upon 12% liquidated damages in the aggregate. In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments" which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements treated as a contingency pursuant to FASB Statement 5 rather than at fair value.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). The Company has not filed its registration statement as of May 14, 2008, and the investor has agreed to extend the initial registration filing date. For the nine months ended March 31, 2008, liquidated damage penalty has no material impact to the Company’s financial statement.

The convertible debenture liability is as follows at March 31, 2008:

Convertible debenture note payable	$5,000,000
Less: unamortized discount on debentures	(4,328,704)
Convertible debentures, net	$671,296

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

On October 8, 2007, Series A preferred stockholder converted 15,400 shares of Series A Preferred Stock into 663,793 shares of common stock.

On October 11, 2007, the Company’s board of directors and the majority holders of its capital stock approved amendments to its Articles of Incorporation by written consent, including: (1) a change of our corporate name to our current name, Genesis Pharmaceuticals Enterprises, Inc, (the “Name Change”), (2) a change of our principal officers and mailing address to our current address in the PRC (the “Address Change”), (3) a change in our registered agent and registered office in Florida (the “Registered Agent Change”), and (4) an increase in our authorized common stock from 200,000,000 to 600,000,000 shares (the “Authorized Share Amendment”). The Certificate of Amendment and Certificate of Change to our Articles of Incorporation to affect the Name Change, Address Change, Registered Agent Change and the Authorized Share Amendment was filed with Florida’s Secretary of State on October 16, 2007.

On October 26, 2007, the shares of Series B Preferred Stock issued were converted, in the aggregate, into 299,789,000 shares of the Company's common stock.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown in capital contribution receivable on the accompanying consolidated financial statements. As part of its agreements with shareholders, the Company will receive the entire $10,000 in October 2007; As of March 31, 2008, the Company has not received the entire $10,000.

On September 20, 2007, Karmoya acquired 100% of Union Well. Union Well was established on May 9, 2007 with a registered capital of $1,000. The amount is shown in capital contribution receivable on the accompanying consolidated financial statements. The $1,000 is due in October 2007. As of March 31, 2008, the Company has not received the $1,000.

In February 2008, in conjunction with a settlement between the Company and one of the Company’s former officers, the former officer exercised 1,500,000 of stock options for 1,500,000 shares of common stock and the remaining 941,406 options held by the former officer were cancelled, which reduced the Company’s total number of outstanding options and warrants to 18,299,298.

Distribution payable

On September 30, 2007, the Company paid off its distribution due to its shareholders by a cash payment in the amount of $10,520,000.

Registered capital contribution receivable

On September 17, 2007, Union Well established GJBT in PRC as a 100% wholly owned foreign limited liability subsidiary (“WFOE”) with registered capital of $12 million. PRC laws require the owner of the WFOE to contribute at least 15% of the registered capital within 90 days of its business license issuance date and the remaining balance is required to be contributed within two years of the business license issuance date. The Company funded $4,300,000 on November 8, 2007, and the remaining balance of $7,711,000 by September 17, 2009 required under the PRC law. These amounts are shown in registered capital contribution receivable in the accompanying consolidated financial statements.

Note 17 - Warrants

The exercise price of warrants issued in 2004 to purchase 2,963,361 shares of common stock was reduced to $0.25 per share in November 2007. The 2004 warrants contain full ratchet anti-dilution provisions to the exercise price, which due to the Company’s November 2007 financing, resulted in the 2004 warrants to be exercisable at $0.25 per share. The provisions of the 2004 Warrants which result in the reduction of the exercise price remain in place. Of the 2,963,361 warrants, 2,305,172 shares are exercisable through January 15, 2009 and 658,189 are exercisable through March 29, 2009.

In Connection with the $5,000,000, 6% convertible subordinated debentures note, the Company issued a three-year warrant to purchase 10,000,000 shares of common stock, at an exercise price of $0.32 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 3 years, (3) expected volatility of 197%, and (4) zero expected dividends.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

A summary of the warrants as of March 31, 2008 and changes during the period is presented below:

	Number of warrants outstanding	Number of warrants exercisable	Weighted average exercise price	Average remaining life (years)
Balance, October 1, 2007	2,963,361	2,963,361	$0.25	1.01
Granted	10,000,000	10,000,000	0.32	2.61
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance, March 31, 2008	12,963,361	12,963,361	$0.30	2.24

Note 18 - Stock options

At March 31, 2008, an aggregate of 5,335,937 stock options at an exercise price of $0.105 per share were held by two former officers. Those options were granted on July 1, 2007 and the fair value of this option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 195 percent; risk-free interest rate of 4.5 percent and an expected holding periods of 3.5 years.

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Former Executives	3.50 yrs	195%	0%	4.50%	$0.13

The following is a summary of the option activity:

	Number of options outstanding	Weighted average exercise price	Aggregate intrinsic value
Balance at October 1, 2007	16,583,593	$0.10	$-
Granted	-	-	-
Converted	(8,806,250)	0.09	-
Cancelled	(941,406)	0.11	-
Exercised	(1,500,000)	0.11	-
Balance at March 31, 2008	5,335,937	$0.11	$880,430

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Following is a summary of the status of option outstanding at March 31, 2008:
.
Outstanding options			Exercisable options
Exercise price	Number	Average remaining contractual life (years)	Average exercise price	Number	Weighted average exercise price
$0.105	5,335,937	2.75	$0.11	5,335,937	$0.11

Note 19 - Employee pension

The employee pension in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the three months ended March 31, 2008 and 2007, the Company made pension contributions in the amount of $9,337 and $7,394, respectively. For the nine months ended March 31, 2008 and 2007, the Company made pension contributions in the amount of $25,061 and $20,789, respectively.

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

According to the Company's articles, the Company should appropriate 10% of the net profit as statutory surplus reserve. For the nine months ended March 31, 2008 and 2007, the Company appropriated to the statutory surplus reserve $1,582,820 and $740,537, respectively.

Note 21 - Accumulated other comprehensive income

The components of accumulated other comprehensive income as follows:

Balance at June 30, 2007	$1,146,441
Foreign currency translation gain	3,428,779
Unrealized gain on marketable securities	1,347,852
Balance at March 31, 2008	$5,923,072

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 22 - Commitments and contingencies

In September 2007, the Company entered into a three year Cooperative Research and Development Agreement (CRADA) with a provincial university. Under the CRADA, the University is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the University will also provide technical services and training to the Company.  As part of the CRADA, the Company will pay RMB 24,000,000 (approximately $3.4 million) plus out of pocket expenses to the University annually and provide internship opportunities for students of the University.  The Company will have the primary ownership of the designated research and development project results.

In November 2007, the Company entered into a five year cooperative Research and Development Agreement (CRADA) with a research institute. Under the CRADA, the institute is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the university will also provide technical services and trainings to the Company.  As part of the CRADA, the Company will pay 6,000,000 RMB (approximately $814,000) to the institute annually.  The Company will have the primary ownership of the designated research and development project results.

For the nine months ended March 31, 2008, the Company expensed $2,170,240 as research and development expense.

Legal proceedings

The following summarized the Company’s pending and settled legal proceedings as of March 31, 2008:

Elizabeth Hiromoto et al v. Telecom Communications, Inc. et al. - Case No. 2:07-cv-07858-PSG-E, United States District Court, Central District of California (Western Division - Los Angeles)

On December 3, 2007, two individuals filed a lawsuit against the Company, its former Chief Executive Officer James Wang, and certain others, alleging breach of contract. As the date of this report, the Company is unable to estimate a loss, if any, the Company may incur related to this lawsuit. The Company plans to vigorously defend its position.

Fernando Praca, Plaintiff v.s. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Palm Beach County, Florida

Fernando Praca, former Director and former President of the Company’s discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and the Company in June 2005 relating to damages arising from the sale of Extrema LLC to Genesis Technology Group, Inc. Praca had filed a Motion of Temporary Injunction but had not proceeded to move this case forward. The plaintiff has decided to reinitiate the legal action in March 2008. There has been no action in this case since September of 2005, and this case is not currently set for trial. As of the date of this report, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit. The Company plans to vigorously defend its position. If the case proceeds, we intend to respond aggressively.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

In February 2008, the Company entered into a settlement agreement and general release with Mr. Clinton whereby the Company agreed to allow Mr. Clinton exercise 1.5 million stock options issued under the Company’s 2007 stock option plan for shares in the Company and released and discharged Mr. Clinton from any and all claims, demands or obligations. Mr. Clinton agreed to waive and releases the Company from any and all claims, demands or obligations.

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

Note 23- Subsequent Event

In May 2008, the Company reached an agreement with Mr. Yang Lainkaun to amend a settlement agreement signed in September 2007. Mr. Yang agreed to accept 1,000,000 shares of Gold Horse International Inc. shares and $60,000 in cash instead of the previously agreed 840,000 shares and $120,000 in cash to settle the Company’s obligation related to financing of Gold Horse International, Inc. At March 31, 2008, the Company recognized a loss of $133,800 which is recorded in loss from discontinued operations.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of Genesis Pharmaceuticals Enterprises, Inc. for the nine months ended March 31, 2008 and 2007 should be read in conjunction with Genesis’s financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-QSB. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, and Cautionary Notice Regarding Forward-Looking Statements in this Form 10QSB. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of nine months and three months ended March 31, 2008 and 2007

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,				March 31
	2008	2007	Change $	Change %	2008	2007	Change $	Change %
Change %
SALES	$26,231,191	$18,472,649	$7,758,542	42%	$66,648,051	$52,876,082	$13,771,969	26.05%

SALES- RELATED PARTY	1,869,092	455,580	1,413,512	310.27%	4,611,849	2,963,871	1,647,978	55.6%

COST OF SALES	6,337,822	5,388,811	949,011	17.61%	17,744,379	15,724,047	2,020,332	12.85%

GROSS PROFIT	21,762,461	13,539,418	8,223,043	60.73%	53,515,521	40,115,906	13,399,615	33.4%

RESEARCH AND DEVELOPMENT	967,930	953,560	14,370	1.51%	2,170,240	10,441,060	(8,270,820)	(79.21)%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,136,164	9,658,803	2,477,361	25.65%	29,269,330	18,491,304	10,778,026	58.29%

INCOME FROM OPERATIONS	8,658,367	2,927,055	5,731,312	195.8%	22,075,951	11,183,542	10,892,409	97.4%

OTHER EXPENSES	1,972,269	80,457	1,891,812	2351.33%	2,404,038	210,313	2,193,725	1043.08%

INCOME BEFORE PROVISION FOR INCOME TAXES	6,686,098	2,846,598	3,839,500	134.88%	19,671,913	10,973,229	8,698,684	79.27%

PROVISION FOR INCOME TAXES	2,211,265	970,025	1,241,240	127.96%	6,808,625	3,567,857	3,240,768	90.83%

NET INCOME	4,474,833	1,876,573	2,598,260	138.46%	12,863,288	7,405,372	5,457,916	73.7%

OTHER COMPREHENSIVE INCOME	1,690,597	368,537	1,322,060	358.73%	4,776,631	673,047	4,103,584	609.7%

COMPREHENSIVE INCOME	6,165,430	2,245,110	3,920,320	174.62%	17,639,919	8,078,419	9,561,500	118.36%

REVENUES. During the nine months ended March 31, 2008, we had revenues of $71,259,900 as compared to revenues of $55,839,953 for the nine months ended March 31, 2007, an increase of $15,419,947 or approximately 27.61%. Our revenues include sales to related parties of $4,611,849 as compared to $2,963,871for the nine months ended March 31, 2007, an increase of $1,647,978 or approximately 55.60%. For the three months ended March 31, 2008, we had revenues of $28,100,283 as compared to revenues of $18,928,229 for the three months ended March 31, 2007, and increase of $9,172,054 or 48.46%. For the three months ended March 31, 2008, we had revenues from related party sales of $1,869,092 as compared to $455,580 for the three months ended March 31, 2007, an increase of $1,413,512 or 310.27%. The overall increase in total revenue in the third quarter and the nine months of fiscal 2008 was primarily attributable to the increase of sales volume of our best selling products: Clarithromycin sustained-release tablets and Itopride Hydrochloride Granules. Additionally, we released a new product, Baobaole chewable tablets in the second quarter of fiscal 2008. We believe that our sales will continue to grow as we continue strengthening our sales force, enhancing our brand name recognition and improving the quality of our products.

COST OF SALES. Cost of sales for the nine months ended March 31, 2008 increased $2,020,332 or 12.85%, from $ 15,724,047 for the nine months ended March 31, 2007 to $17,744,379 for the nine months ended March 31, 2008. Cost of sales for the three months ended March 31, 2008 increased $949,011 or 17.61% from $5,388,811 for the three months ended March 31, 2007 to $6,337,822 for the three months ended March 31, 2008. The decrease in cost of sales as a percentage of net revenues for the nine months ended March 31, 2008, approximately 24.90% as compared to the nine months ended March 31, 2007, approximately 28.16%, and the decrease in cost of sales as a percentage of net revenue for the three months ended March 31, 2008, approximately 22.55% as compared to the three months ended March 31, 2007 approximately 28.47%, was primarily attributable to our ability to better manage raw material purchase prices, the high margin on the new product Baobaole chewable tables, more sales being generated from products with higher profit margins and more efficient production.

GROSS PROFIT. Gross profit was $53,515,521 for the nine months ended March 31, 2008 as compared to $40,115,906 for the nine months ended March 31, 2007, representing gross margins of approximately 75.10% and 71.84%, respectively. Gross profit was $21,762,461 for the three months ended March 31, 2008 as compared to $13,539,418 for the three months ended March 31, 2007, representing gross margins of approximately 77.45% and 71.53%, respectively. The increase in our gross profits was mainly due to decrease in cost of sales as a percentage of net revenue as we better managed raw material purchase prices and our product sales mixture to generate more sales from products with higher profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $29,269,330 for the nine months ended March 31, 2008, as compared to $ 18,491,304 for the nine months ended March 31, 2007, an increase of $10,778,026 or approximately 58.29%. Selling, general and administrative expenses totaled $12,136,164 for the three months ended March 31, 2008, as compared to $ 9,658,803 for the three months ended March 31, 2007, an increase of $2,477,361 or approximately 25.65% as summarized below:
	Three Months Ended		Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Advertisement, marketing and promotion	$6,969,491	$7,295,921	$19,483,894	$13,884,825
Travel and entertainment- sales related	96,519	9,265	404,321	306,501
Depreciation and amortization	126,866	80,527	311,471	174,931
Shipping and handling	106,116	69,833	253,366	209,667
Salaries, wages, commissions and related benefits	4,577,685	2,160,925	7,255,133	2,916,535
Travel and entertainment- non sales related	58,263	4,958	214,589	18,471
Other	201,224	37,374	1,346,556	980,374
Total	$12,136,164	$9,658,803	$29,269,330	$18,491,304

The changes in these expenses during the nine months and three months ended March 31, 2008, as compared to the corresponding period in 2007 included the following:

•
An increase of $5,599,069 or approximately 40.33% in advertisement, marketing and promotion spending for the nine months ended March 31, 2008 and an decrease of $326,430 or approximately 4.47% for the three months ended March 31, 2008 as compared to the corresponding period in fiscal 2007 were primarily due to TV commercials and magazine advertisements expenses to establish our Baobaole Chewable tablets brand name. Additionally, we also increase our marketing and promotional activities to promote our two other best selling products.

•
Travel and entertainment -sales related expenses increased by $97,820 or approximately 31.92% for the nine months ended March 31, 2008 and $87,254 or approximately 941.76% for the three months ended March 31, 2008 as compared to the corresponding period in fiscal 2007 was primarily due to our marketing and sales travel related activities related to promoting our Baobole Chewable tablets and establishing the distribution network for the product.

•
Shipping and handling expenses increased by $43,699 or approximately 20.84% for the nine months ended March 31, 2008 and $36,283 or 51.96% for the three months ended March 31, 2008 as compared to the corresponding period of fiscal 2007, primarily because increase in sales volume in fiscal year 2008.

•
Depreciation and amortization increased by $136,540 or 78.05% for the nine months ended March 31, 2008 and $46,339 for the three months ended March 31, 2008 as compared to the corresponding period of fiscal 2007, primarily due to additional amortization expenses on the new patent obtained in late fiscal 2007 and additional land use right obtained in the 3rd quarter of fiscal 2008.

•
Salaries, wages, commissions and related benefits increased by $4,338,598 or 148.76% for the nine months ended March 31, 2008 and $2,416,760 for the three months ended March 31, 2008 as compared to the corresponding period of fiscal 2007. The increases were primarily due to increase in commission payments to sales representatives as well as an increase in number of employees and sales representatives as a result of expanding our distribution network from 26 provinces and regions to 30 provinces and regions in fiscal 2008.

•
An increase of $196,118 or approximately 1061.76% in travel and entertainment -non sales related expenses for the nine months ended March 31, 2008 and $53,305 or 1075.13% for the three months ended March 31, 2007 were primarily due to increase in corporate executives’ and managers’ travel related to public company related activities.

•
Other selling, general and administrative expenses, which includes professional fees, utilities, office supplies and expenses increased by $366,182 or 37.35% for the nine months ended March 31, 2008 and increased by $163,850 or 438.41% for the three months ended March 31, 2008 as compared to the corresponding period in fiscal 2008 primarily due to more professional fees and other miscellaneous expense in fiscal 2008.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties, totaled $2,170,240 for the nine months ended March 31, 2008, as compared to $10,441,060 for the nine months ended March 31, 2007, a decrease of $8,270,820 or approximately 79.21%. Research and development costs totaled $967,930 for the three months ended March 31, 2008, as compared to $953,560 for the three months ended March 31, 2007, an increase of $14,370 or approximately 1.51%. The significant decrease in research and development expenses for the nine months ended March 31, 2008 was mainly due to major spending on a research and development project conducted as well as payments for new drug clinical trials and project expenses in the second quarter of fiscal 2007. The Company completed several research and development projects in fiscal 2007 and those drugs are currently in the final process of being approved from the Chinese SFDA.

OTHER EXPENSES. Our other expenses consisted of financial expenses and non-operating expenses. We had other expenses of $2,404,038 for the nine months ended March 31, 2008 as compared to other expenses $210,313for the nine months ended March 31, 2007, an increase of $2,193,725or approximately 1043.08%. For the three months ended March 31, 2008, we had other expense of $1,972,269 as compared to $80,457 for the three months ended March 31, 2007, an increase of $1,891,812 or 2351.33%. The increase in other expenses was mainly due to unrealized loss on trading securities, amortization of the debt discount on convertible debenture created by the intrinsic value of the beneficial conversion feature in the debt and the fair value of the warrants issued in conjunction with the debt as well as loss from discontinued operation. Amortization expense on debt discount amounted to $671,296 for the nine months and $416,666 for three months ended March 31, 2008 and the amortization of debt issuance cost amounted to $47,583 for the nine months and $29,534 three months ended March 31, 2008.

NET INCOME. Our net income for the nine months ended March 31, 2008 was $12,863,288 as compared to $7,405,372for the nine months ended March 31, 2007, an increase of $5,457,916 or 73.70%. The net income for the three months ended March 31, 2008 was $4,474,833as compared to $1,876,573 for the three months ended March 31, 2007, an increase of $2,598,260 or 138.46%. The increase in net income is primarily attributable to increase in sales volume of our best selling products, as well as improved profit margin. Our management believes that net income will continue to improve as we will continue to offer better and more products and improve our manufacturing efficiency.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital position increased $14,761,942 to $30,759,382 at March 31, 2008 from $15,997,440 at June 30, 2007. This increase in working capital is primarily attributable to an increase in cash balance of $3.8 million, an increase in marketable equity securities of approximately $2.1 million, an increase in accounts receivable of approximately $8.8 million, an increase in accounts receivable-related parties of approximately $1.5 million, an increase in other receivables and other receivables of $0.3 million, an increase in advance to suppliers of $0.5 million, a decrease in short term bank loans of $1.9 million, a decrease in notes payable of $4.9 million, a decrease in other payable-related parties of $1 million, and a payment of dividend of $10.5 million, and offset by a decrease in restricted cash of $4.9 million, a decrease in other assets of 0.1 million , an increase in accounts payable of $1.4 million, an increase in other payable of $2.4 million, an increase in accrued liabilities of $0.3 million, an increase in liabilities assumed from reorganization of $1.4 million and an increase in taxes payable of $10.5 million.

Net cash provided in operating activities for the nine months ended March 31, 2008 was $17,697,452 as compared to net cash provided by operating activities of $4,283,404 for the nine months ended March 31, 2007. For the nine months ended March 31, 2008, net cash provided in operating activities was primarily attributable to income from continued operations of $13.2 million, increase in accounts payable of $1.2 million, increase in other payable of $2.1 million, increase in accrued liabilities of $0.3 million and increase in taxes payable of $10 million, offset by increase in our accounts receivable and accounts receivable-related parties of $8.6 million, increase in other receivable and other receivable-related parties of $0.3 million and increase in advance to suppliers balances of $0.5 million, and increase in liabilities assumed from reorganization of $1.2 million. For the nine months ended March 31, 2007, net cash provided by operating activities was attributable primarily to our net income of $7.4 million, decrease in inventories of $1.1 million, decrease in our other assets of $1.3 million and increase in our tax payable of $2 million and offset by increases in our accounts receivable and accounts receivable-related parties of $3.5 million, decrease in accounts payable of $2.3 million, and decrease in other payable and other payable-related parties of $ 1.9 million.

Net cash used by investing activities for the nine months ended March 31, 2008 was $7,507,300 attributable to payments on land use rights of $8.2 million and purchases of equipments of $0.4 million and offset by cash acquired in reverse merger of $0.5 million and proceeds from the sale of marketable securities totaling $0.6 million. Net cash used in investing activities for the nine months ended March 31, 2007 amounted to $58,469 which attributable to purchases of equipment.

Net cash used in financing activities was $7,678,043 for the nine months ended March 31, 2008 and was attributable to payments on debt issuance cost of $0.4 million, payments on dividend payable of $10.5 million, payments for bank loans of $5.4 million and a decrease in notes payable of $5.4 million and offset by proceeds from bank loans of $3.3 million, proceeds from sale of common stock of $0.3 million, proceeds from issuance of convertible debt of $5 million, and decrease in restricted cash of $5.4 million. Net cash used in financing activities for the nine months ended March 31, 2007 amounted to $1.3 million which attributable to payments for bank loans of $1.3 million and decrease in notes payable of $0.7 million and offset by increase in restricted cash of $0.7 million.

We reported a net increase in cash for the nine months ended March 31, 2008 of $3,836,836 as compared to a net increase in cash of $3,117,736 for the nine months ended March 31, 2007.

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

The following tables summarize our contractual obligations as of March 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$6,201,804	$6,201,804	$-	$-	$-
Research and Development Obligations	$11,936,320	$4,069,200	$6,510,720	$1,356,400	$-
Purchase Obligations	$-	$-	$-	$-	$-
Total Contractual Obligations:	$18,138,124	$10,271,004	$6,510,720	$1,356,400	$-

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

Related Party Transactions

Accounts receivable - related parties

The Company is engaged in business activities with three related parties, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd and Yantai Jiangbo Pharmaceuticals Co., Ltd. For the nine months ended March 31, 2008 and 2007, the Company recorded net revenues of $4,611,849 and $2,963,871, respectively, from sales to related parties. For the three months ended March 31, 2008 and 2007, the Company recorded net revenues of $1,869,092 and $455,580, respectively, from sales to related parties. As of March 31, 2008, accounts receivable-related parties consisted of the following:

March 31, 2008
(Unaudited)
Receivable from product sales due from Jiangbo Chinese-Western Pharmacy	$615,934

Receivable from product sales due from Laiyang Jiangbo Medicals, Co., Ltd.	616,966

Receivable from product sales due from Yantai Jiangbo Pharmaceuticals Co., Ltd.	786,378
Total accounts receivable-related parties	$2,019,278

Accounts receivable due from related parties are expected to be paid in cash within three to six months.

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy with annual lease rate of 800,000 RMB (approximately $108,512). The Company recorded other income of $81,384 for the nine months ended March 31, 2008 from rent revenue from the buildings leased to the related party company. For the three months ended March 31, 2008, the Company recorded other income of $81,384 related to this lease. As of March 31, 2008, the Company’s other receivable related party amounted to $85,680.

Other payable - related parties

From time to time, the Company received advances from its director, shareholders and related parties for its operating activities. These advances are short-term in nature. As of March 31, 2008, the Company’s other payable- related party balance amounted to $28,560.

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

A number of risks arise from our dependence on collaborative agreements with third parties. Product development and commercialization efforts could be adversely affected if any collaborative partner:

•	terminates or suspends its agreement with us;
•	causes delays;
•	fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials;
•	fails to adequately perform clinical trials;
•	determines not to develop, manufacture or commercialize a product to which it has rights; or
•	otherwise fails to meet its contractual obligations.

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

Other companies may independently develop similar products and design around any patented products we develop. We cannot assure you that:

•	any of our patent applications will result in the issuance of patents;
•	we will develop additional patentable products;
•	the patents we have been issued will provide us with any competitive advantages;
•	the patents of others will not impede our ability to do business; or
•	third parties will not be able to circumvent our patents.

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

Previously, under PRC laws and regulations, a foreign invested enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as “new or high-technology enterprise”. As a foreign invested enterprise as well as a certified “new or high-technology enterprise” located in an economic development zone in Laiyang City, GJBT was entitled to a three-year exemption from enterprise income tax beginning from its first year of operation, a 7.5% enterprise income tax rate for another three years followed by a 15% tax rate so long as it continues to qualify as a “new or high-technology enterprise.” Furthermore, GJBT may apply for a refund of the 5% business tax levied on its total revenues derived from its technology consulting services. On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law ("EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, CJBT is subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

Additionally, Under the PRC enterprise income tax (“EIT”) Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%.

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

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	conditions in pharmaceutical and agricultural markets;
•	changes in the economic performance or market valuations of other pharmaceutical companies;
•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between RMB and the U.S. dollar;
•	intellectual property litigation; and
•	general economic or political conditions in China.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and other new rules subsequently implemented by Securities and Exchange Commission have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

ITEM 3A(T) CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control over Financial Reporting

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as discussed below, we are not a party to any pending legal proceeding, nor are we aware of any legal proceedings being contemplated against us by any governmental authority:

Elizabeth Hiromoto et al v. Telecom Communications, Inc. et al. - Case No. 2:07-cv-07858-PSG-E, United States District Court, Central District of California (Western Division - Los Angeles)

On December 3, 2007, two individuals filed a lawsuit against the Company, its former Chief Executive Officer James Wang, and certain others, alleging breach of contract. As the date of this report, the Company is unable to estimate a loss, if any, the Company may incur related to this lawsuit. The Company plans to vigorously defend its position.

Fernando Praca, Plaintiff v.s. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Palm Beach County, Florida

Fernando Praca, former Director and former President of the Company’s discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and the Company in June 2005 relating to damages arising from the sale of Extrema LLC to Genesis Technology Group, Inc. Praca had filed a Motion of Temporary Injunction but had not proceeded to move this case forward. The plaintiff has decided to reinitiate the legal action in March 2008. As of the date of this report, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit. The Company plans to vigorously defend its position.

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

In February 2008, the Company entered into a settlement agreement and general release with Mr. Clinton whereby the Company agreed to allow Mr. Clinton exercise 1.5 million stock options issued under the Company’s 2007 stock option plan for shares in the Company and released and discharged Mr. Clinton from any and all claims, demands or obligations. Mr. Clinton agreed to waive and releases the Company from any and all claims, demands or obligations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a summary of the transactions by us during the period covered by this report involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Except as noted below, we have sold or issued the following securities by reason of the exemption afforded under Section 4(2) of the Securities Act. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offers and sales of the following securities were exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by us in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c):

In February 2008, in conjunction with a settlement between the Company and the Company’s former officer, the former officer exercised 1,500,000 options and remaining 941,406 options held by the former officer were cancelled. The Company received $157,500 in cash and the proceed is used for working capital purposes.

Item 3.  Defaults upon Senior Securities.

 None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

There were no matters submitted to a vote of security holders during the period covered by this report.

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

GENESIS PHARMACEUTICALS ENTERPRISES, INC. (Registrant)

Date: May 15, 2008	By:	/s/ Cao Wubo
Cao Wubo Chief Executive Officer and President