Form 10-K
period 2008-06-30
Genesis Pharmaceuticals Enterprises, Inc.
filed 2008-09-29
CIK 1091164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2008

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
Laiyang City, Yantai, Shandong Province, People’s Republic of China 265200
(Address of principle executive offices)

(0086) 535-7282997
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting companies in Rule 12b-2 of the Exchange Act.

Large accelerated filer ࿠	Accelerated filer ࿠
Non-accelerated filer (Do not check if a smaller reporting company)࿠	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on December 31, 2007 as reported on the OTC Bulletin Board was approximately $50.4 million (5,454,384 shares at $9.24). Approximately 4,887,000 shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock on September 29, 2008 was 10,330,344.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as relate to our doing business within the People's Republic of China. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Description of Business—Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

When used in this annual report, the terms the "Company," "Genesis," "GNPH," "we," "us," "our," and similar terms refer to Genesis Pharmaceuticals Enterprises, Inc., a Florida corporation, and our subsidiaries. The information which appears on our website www.genesis-china.net is not part of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We operate, control and beneficially own the pharmaceutical business of Laiyang Jiangbo. Laiyang Jiangbo researches, develops, manufactures, markets and sells pharmaceutical products and health supplements in the PRC. From our inception in 2001 until our acquisition of Karmoya International Ltd. (“Karmoya”) in October 2007, we were a business development and marketing firm specializing in advising and providing turn-key solutions for Chinese small and mid-sized companies entering Western markets.

On June 3, 2008, our board of directors and the majority holders of our capital stock approved amendments to our Articles of Incorporation to increase our authorized common stock from 600,000,000 shares to 900,000,000 shares (the “July 2008 Authorized Share Amendment”). The Certificate of Amendment and Certificate of Change to our Articles of Incorporation to effect the July 2008 Authorized Share Amendment was filed with Florida’s Secretary of State on July 29, 2008.

On July 27, 2008, our board of directors and the majority holders of our capital stock approved a one-for-forty reverse stock split of our common stock. On August 29, 2008, we received confirmation from the Department of the State of Florida that the Articles of Amendment to the Amended and Restated Articles of Incorporation (“August 2008 Amended Articles of Incorporation”) to effect a reverse stock split was duly filed and on September 3, 2008, the reverse stock split was effectuated. Following the reverse stock split, the total number of shares of our common stock outstanding was reduced from 412,986,078 shares to approximately 10,325,000 shares. Pursuant to the August 2008 Amended Articles of Incorporation, the maximum number of shares of common stock that the Company is authorized to issue was also reduced from 900,000,000 to 22,500,000. The financial statements have been retroactively adjusted to reflect the reverse split. Additionally, all share representations are on a post-split basis hereinafter.

 Corporate Structure

The following diagram illustrates our current corporate structure:

CONTRACTUAL ARRANGEMENTS WITH LAIYANG JIANGBO AND ITS SHAREHOLDERS

Our relationships with Laiyang Jiangbo and its shareholders are governed by a series of contractual arrangements primarily between two entities associated with our wholly owned subsidiary Karmoya: (1) GJBT, Karmoya’s wholly foreign owned enterprise in PRC, and (2) Laiyang Jiangbo, Karmoya’s operating company in PRC. Under PRC laws, each of GJBT and Laiyang Jiangbo is an independent legal person and neither of them is exposed to liabilities incurred by the other party. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements, as amended and restated, and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. Other than pursuant to the contractual arrangements described below, Laiyang Jiangbo does not transfer any other funds generated from its operations to any other member of the LJ Group. On September 21, 2007, we entered into the following contractual arrangements (collectively, the “ LJ Agreements”):

Consulting Services Agreement. Pursuant to the exclusive consulting services agreement between GJBT and Laiyang Jiangbo, GJBT has the exclusive right to provide to Laiyang Jiangbo general consulting services related to pharmaceutical business operations, as well as consulting services related to human resources and technological research and development of pharmaceutical products and health supplements (the “ Services”). Under this agreement, GJBT owns the intellectual property rights developed or discovered through research and development while providing the Services for Laiyang Jiangbo. Laiyang Jiangbo pays a quarterly consulting service fee in Chinese Renminbi (“ RMB”) to GJBT that is equal to all of Laiyang Jiangbo's revenue for such quarter.

Operating Agreement. Pursuant to the operating agreement among GJBT, Laiyang Jiangbo and the shareholders of Laiyang Jiangbo who collectively hold 100% of the outstanding shares of Laiyang Jiangbo (collectively, the “ Laiyang Shareholders”), GJBT provides guidance and instructions on Laiyang Jiangbo's daily operations, financial management and employment issues. The Laiyang Shareholders must appoint the candidates recommended by GJBT as members of Laiyang Jiangbo's board of directors. GJBT has the right to appoint senior executives of Laiyang Jiangbo. In addition, GJBT agrees to guarantee Laiyang Jiangbo's performance under any agreements or arrangements relating to Laiyang Jiangbo's business arrangements with any third party. Laiyang Jiangbo, in return, agrees to pledge its accounts receivable and all of its assets to GJBT. Moreover, Laiyang Jiangbo agrees that without the prior consent of GJBT, Laiyang Jiangbo will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Laiyang Jiangbo, including, but not limited to, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party, or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years from September 21, 2007 unless early termination occurs in accordance with the provisions of the agreement and may be extended only upon GJBT's written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

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

Recent Financings

May 2008 Financing

On May 30, 2008, we entered into a Securities Purchase Agreement (the "May 2008 Securities Purchase Agreement"), pursuant to which, on May 30, 2008, we sold to investors $30,000,000 principal amount of our 6% Notes and Class A Warrants to purchase 1,875,000 shares of our common stock, in transactions exempt from registration under the Securities Act. Pursuant to the terms of the May 2008 Securities Purchase Agreement, we will use the net proceeds for working capital purposes.

The Notes are due May 30, 2011 and are convertible into shares of our common stock at a conversion price of $8.00 per share, subject to adjustment pursuant to customary anti-dilution provisions and automatic downward adjustments in the event of certain sales or issuances by us of common stock at a price per share less than $8.00 on a post-split basis. Interest on the outstanding principal balance of the notes is payable at the rate of 6% per annum, in semi-annual installments payable on November 30th and May 30th of each year, with the first interest payment due on November 30, 2008. The Class A Warrants are exercisable for a five-year period beginning on May 30, 2008 at an initial exercise price of $10.00 per share.

In connection with May 2008 financing, Mr. Wubo Cao, our chief executive officer and chairman of the board, placed 3,750,000 shares of our common stock owned by him into an escrow account pursuant to a Make Good Escrow Agreement, dated as of May 30, 2008. In the event that either (i) our adjusted 2008 earnings before taxes is less than $26,700,000 ("2008 Guaranteed EBT") or (ii) our 2008 adjusted fully diluted earnings before taxes per share is less than $1.60 per share ("2008 Guaranteed Diluted EBT"), 1,500,000 of such shares (the "2008 Make Good Shares") are to be released pro rata to the investors. In the event that either (i) our adjusted 2009 earnings before taxes is less than US $38,400,000 ("2009 Guaranteed EBT") or (ii) our adjusted fully diluted earnings before taxes per share is less than $2.32 (or US $2.24, if the 500,000 shares of common stock held in escrow, in connection with the November 2007 financing have been released from escrow)("2009 Guaranteed Diluted EBT"), 2,250,000 of such shares, (the "2009 Make Good Shares") are to be released pro rata to the Investors. Should we successfully satisfy these respective financial milestones, the 2008 Make Good Shares and 2009 Make Good Shares will be returned to Mr. Cao. In addition, Mr. Cao is required to deliver shares of common stock owned by him to the investors on a pro rata basis equal to the number of shares (the "Settlement Shares") required to satisfy all costs and expenses associated with the settlement of all legal and other matters pertaining to the Company prior to or in connection with the completion of the our October 2007 share exchange in accordance with formulas set forth in the Securities Purchase Agreement.

In connection with the May 2008 financing, we entered into a Registration Rights Agreement dated as of May 30, 2008 with the investors. Pursuant to the Registration Rights Agreement, we agreed to file a registration statement covering the resale of (i) the shares of common stock underlying the Notes and Class A Warrants that are being registered in this offering, (ii) the 2008 Make Good Shares, (iii) the 2009 Make Good Shares, and (iv) the Settlement Shares. We were required to file an initial registration statement covering the shares of common stock underlying the notes and warrants no later than 45 days from the closing of the May 2008 financing and to have such registration statement declared effective no later than 180 days from the closing of May 2008 financing. If we do not timely file such registration statement or cause it to be declared effective by the required dates, then we will be required to pay liquidated damages to the investors equal to 1.0% of the aggregate purchase price paid by such investors for each month that we do not file the registration statement or cause it to be declared effective. Notwithstanding the foregoing, in no event shall liquidated damages exceed 10% of the aggregate amount of the purchase price. We filed an initial registration statement on July 14, 2008 to satisfy our obligations under the registration rights agreement. In connection with the May 2008 financing, we and the purchaser of our Debentures and November Warrants, agreed that such securities shall be included in this registration statement. See "November 2007 Financing" below.

In connection with the May 2008 financing, Mr. Cao entered into a Lock-Up Agreement dated May 30, 2008 with us, pursuant to which he agreed not to transfer any shares of our common stock owned by him until 18 months after the effective date of the registration statement discussed above.

November 2007 Financing

On November 6, 2007, we entered into a Securities Purchase Agreement (the "November Securities Purchase Agreement") with Pope Investments, LLC, pursuant to which, on November 7, 2007, we issued and sold to Pope Investments (i) $5,000,000 principal amount of our debentures and (ii) warrants to purchase 250,000 shares of common stock at an exercise price of 512.80 per share, subject to adjustment as provided therein. The exercise price and number of shares for which the warrants are exercisable were adjusted to 400,000 post-split shares at $8.00 per share, in connection with the May 2008 financing.

The debentures bear interest at the rate of 6% per annum, payable in semi-annual installments on May 31 and November 30 of each year, with the first interest payment being due on May 31, 2008. The initial conversion price of the debentures was $10.00 per share. If we issue common stock at a price that is less than the effective conversion price, or common stock equivalents with an exercise or conversion price less than the then effective conversion price, the conversion price of the debenture and the exercise price of the warrant will be reduced to such price. The exercise price of the debentures was reduced to $8.00 per share in connection with the May 2008 financing. The debentures may not be prepaid without the prior written consent of the holder.

Pursuant to the November Securities Purchase Agreement, the we entered into a Registration Rights Agreement (the "November Registration Rights Agreement"), pursuant to which we must file on each Filing Date (as defined therein) a registration statement to register the portion of the Registrable Securities (as defined therein) as permitted by the SEC's guidance.

Pursuant to the November Registration Rights Agreement, the initial registration statement with respect to the shares of common stock issuable upon conversion of the Debentures and exercise of the November Warrants was required to be filed within 90 days of the November 7, 2007 closing date and declared effective within 180 days following such closing date. Any subsequent registration statements that are required to be filed on the earliest practical date on which we are permitted by the SEC's guidance to file such additional registration statement. Such additional registration statements must he effective 90 days following the date on which it is required to be filed. In the event that the registration statement was not timely filed or declared effective, we were required, pursuant to the November registration rights agreement to pay liquidated damages. Such liquidated damages shall be, at the investor's option, either $81,643.83 or 165 shares of our common stock per day that the registration statement is not timely filed or declared effective as required pursuant to the November registration rights agreement, subject to an amount of liquidated damages not exceeding either $600,000, 60,000 shares of common stock, or a combination thereof based upon 12% liquidated damages in the aggregate. In connection with the May 2008 financing, Pope Investments waived the initial filing and effectiveness deadlines set forth in the November registration rights agreement and agreed that we would be required to include the Registrable Securities covered by the November Registration Rights Agreement in the Registration Rights Agreement executed in connection with the May 2008 financing.

LAIYANG JIANGBO PHARMACEUTICAL CO., LTD.

As discussed above, our operations are conducted through Laiyang Jiangbo Pharmaceutical Co., Ltd., (“Laiyang Jiangbo”) a limited liability company headquartered in the PRC and organized under the laws of PRC (“ Laiyang Jiangbo”). Laiyang Jiangbo was organized on August 18, 2003, and its fiscal year end is June 30.

PRINCIPAL PRODUCTS OR SERVICES

Laiyang Jiangbo is engaged in research, development, production, marketing and sales of pharmaceutical products. It is located in Northeast China in an Economic Development Zone in Laiyang City, Shandong province, and is one of the major pharmaceutical companies in China producing tablets, capsules, and granules for both Western medical drugs and Chinese herbal-based medical drugs. Laiyang Jiangbo is also a major manufacturer of liquid chemical supply for medical use in China. Approximately 20% of its current products are Chinese herbal-based drugs and 80% are Western medical drugs. Laiyang Jiangbo has several Certificates of Good Manufacturing Practices for Pharmaceutical Products (GMP Certificates) issued by the Shandong State Drug Administration (SDA) and currently produces six types of drugs.

 Laiyang Jiangbo’s top four products in fiscal 2008 include Clarithromycin sustained-release tablets, Itopride Hydrochloride granules, Ciprofloxacin Hydrochloride tablets, and Baobaole Chewable tablets.

Drug Development and Production

Development and production of pharmaceutical products is Laiyang Jiangbo’s largest and most profitable business. Its principal pharmaceutical products include:

Clarithromycin sustained-release tablets

Clarithromycin sustained-release tablets, Chinese Drug Approval Number H20052746, are semi-synthetic antibiotics for curing Clarithromycin sensitive microorganism infections. Laiyang Jiangbo is one of only two domestic Chinese pharmaceutical companies that has the technology to manufacture and actively produce and sell this drug. The Company’s sales of this drug were approximately RMB 337.2 million (US $46.4 million) with gross margin over 75% in fiscal 2008, which is approximately 50% of the market share in China for this type of drug.

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

Itopride Hydrochloride granules

Itopride Hydrochloride granules, Chinese Drug Approval Number H20050932, are a stomach and intestinal drug for curing digestive system-related diseases. The Company’s sales for this drug reached RMB 258.1 million (US $35.5 million) with gross margin over 85% in fiscal 2008, and the Company has approximately 10-12% of the market share in China for this type of drug. This product is widely regarded for its pharmacological properties, i.e., rapid absorption, positive clinical effects, and few side effects. Based on clinical observation, it has been shown that Itopride Hydrochloride granules can improve 95.1% of gastrointestinal indigestion symptoms.

Itopride Hydrochloride granules are the fourth generation of gastrointestinal double dynamic medicines, which are used for curing most symptoms due to functional indigestion. The older generations are Metoclopramide Paspertin, Domperidone and Cisapride.

Itopride Hydrochloride granules are SDA-approved and entered the PRC pharmaceutical market in June 2005. Since 2005, Laiyang Jiangbo has seized the opportunity presented by this product by rapidly establishing a domestic sales network and developing the market for this product. Currently, this product has competition from two other famous stomach medicines, namely Dompendone Tablets and Vitamin U Belladonna and Aluminum Capsules II. Itopride Hydrochloride granules are a new product for Laiyang Jiangbo, but it already has a nationwide sales network in China. The Company’s goal is to maintain the current market share and profit margin for this product.

Ciprofloxacin Hydrochloride tablets

Ciprofloxacin Hydrochloride tablets, Chinese Drug Approval Number H37022737, are an antibiotic drug used to cure infection caused by bacteria. The Company’s sales for this drug was approximately RMB 18.1 million (US $2.5 million) in fiscal 2008.

Due to a stoppage in production of raw material manufacturing in PRC in 2004, the price of certain raw materials which are used to produce Ciprofloxacin Hydrochloride tablets rose rapidly and Laiyang Jiangbo seized this opportunity by using its stored raw materials to produce a significant amount of Ciprofloxacin Hydrochloride tablets. As a result, Laiyang Jiangbo’s sales of this product won a large percentage of the market in PRC from 2004 to 2006. However, other companies resumed production in 2007, which has lead to stronger competition and a decrease in Laiyang Jiangbo’s profits for this product. As both the sales volume and profit decreased for this product, the Company is not actively promoting this product and only continues to produce Ciprofloxacin Hydrochloride tablets to support the Company’s product variety and brand name.

Paracetamol tablets

Paracetamol tablets, Chinese Drug Approval Number H37022733, are a nonprescription analgesic drug, mainly used for curing fever due to common flu or influenza. It is also used for relief of aches and pains. The Company’s sales for this drug was approximately RMB 3.6 million ($500,000) in fiscal 2008. Laiyang Jiangbo is authorized by the PRC Ministry of Health to be an appointed producer of common antibiotics in Jiangsu Province, Guangdong Province, Zhejiang Province, Fujian Province, Shandong Province and Guangxi Province. Paracetamol tablets are one of PRC’s national A-level Medicare medicines. This product entered the Chinese market in July 2004. As the sales volume and profit both significantly decreased in recent years, the Company plans to gradually exit the market for this product in fiscal 2009.

Baobaole Chewable tablets

Baobaole Chewable tablets, Chinese Drug Approval Number Z20060294, are a new product of Laiyang Jiangbo and formally entered the market in November 2007. Baobaole Chewable tablets are nonprescription over-the counter drugs for gastric cavity aches. This drug stimulates the appetite and promotes digestion. Baobaole is used to cure deficiencies in the spleen and stomach, abdomen aches, loss of appetite, and loose bowels. Its effects are mild and lasting. The drug has quickly gained its popularity in the market and the sales for this drug has grown at a fast pace since its initial introduction.

The Company’s sales for Baobaole Chewable tablets was approximately RMB 95.1 million (US $13.1 million) with gross margin over 80% in fiscal 2008. The Company plans to continue expanding the distribution network for this product and actively promote the drugs to sustain the product’s sales growth.

Radix Isatidis Disperable Tablet

Radix Isatidis Disperable Tablets, Chinese Drug Approval Number Z20080142, nonprescription Traditional Chinese Medicine, is used to cure virus influenza and sour throat. Laiyang Jiangbo recently obtained the approval for this drug and is the only company that owns this manufacturing technology in China. It clears away heat, detoxifies and promote pharynx. The research study indicates Radix Isatidisthe’s ingredients included Indole, hapoxanthineuraci, quina-alkaloids, amino acid, etc., have anti-inflammation and anti-virus effects.

Compared with similar existing Radix Isatidis products, Radix Isatidis Disperable Tablet utilizes the new disperable tablet formula, which is convenient to take and fast to dissolve. It is also easy to absorb and has high stability. The product was first introduced to the market in September 2008. The Company plans to formally sell this product in early October 2008 and will heavily promote this drug through advertising and various promotional activities.

RESEARCH AND DEVELOPMENT

For the fiscal year ended June 30, 2008, Laiyang Jiangbo spent approximately US $3.2 million or approximately 3.3% of its fiscal 2008 revenue on research and development of products. For the fiscal year ended June 30, 2007, Laiyang Jiangbo spent approximately US $11 million or approximately 14.6% of its fiscal 2007 revenue on research and development of various pharmaceutical products.

Laiyang Jiangbo places great emphasis on product research and development and maintains strategic relationships with many research institutions in PRC developing new drugs, such as Pharmaceutical Institute of Shandong University, The Institute of Microbiology and Shandong Chinese Traditional Medicine Technical School. These relationships help to ensure that Laiyang Jiangbo maintains a continuing pipeline of high quality drugs with market potential into the future. Other than a number of potential R&D projects that are currently under evolution and yet to be locked in, the Company currently has three products pending on PRC SFDA approval in the pipeline for commercialization in China. Additionally, the Company also is negotiating to purchase a Class I drug that is currently being developed. The products are-

Drug Name	Target Treatment/Drug Type	Status
Felodipine Sustained Release Tablets	Treat high blood pressure and arteriosclerosis/Western Drug	(A) Expected approval date - second quarter of fiscal year 2009
Yuandu Hanbi Capsules	Relieve arthritis pain /Traditional Chinese Medicine	(A) Expected approval date - second quarter of fiscal year 2009
Bezoar Yijin Tablets	Cures inflammations such as pharyngitis/Traditional Chinese Medicine	(A) Expected approval date - second quarter of fiscal year 2009

(A)	Subject to SFDA. Pending administrative protection and approval.

Ligustrazine Ferulic Acid Acetate (LFAA)

LFAA is a Cardiac Cerebral Vascular innovative medicine, researched by Pharmaceutical Institute of Shandong University that is undergoing Phase III (final) clinical studies and for which the Company is in the process of negotiating a drug purchase contract. LFAA is protected by the patent of invention in China. Its PRC invention patent application number is 02135989X, publication number is CN1424313A and patent number is ZL02135989X filed in December 2005.

LFAA is a synthetic innovation medicine based on Liqustrazine. It is the successor of Liqustrazine, which has independent intellectual property rights. LFAA helps to reduce blood clotting and prevent platelets in the blood from clumping together. Based on clinical studies, LFAA’s artery endothelium cell proliferation stimulating function is better than Liqustrazine in a number of measures. Laiyang Jiangbo is currently in the process of finalizing the drug patent and manufacturing right purchase agreement with Pharmaceutical Institute of Shandong University. The Company anticipates being able to start producing LFAA in fiscal 2010.

 DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES AND OUR CUSTOMERS

Laiyang Jiangbo has a well-established sales network across China. It has a distribution network covering over 30 provinces and regions in the PRC. Currently, Laiyang Jiangbo has approximately 1,100 distribution agents and salespeople throughout the PRC. Laiyang Jiangbo will continue to establish more representative offices and engage additional distribution agents in order to strengthen its distribution network.

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

CUSTOMERS

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

 For the fiscal years ended June 30, 2008, 2007 and 2006, five customers accounted for approximately 18.1%, 33.3% and 30.5%, respectively, of Laiyang Jiangbo’s sales. These five customers represented 11.8% and 24.6% of Laiyang Jiangbo’s total accounts receivable as of June 30, 2008 and 2007, respectively.

COMPETITION

As a pharmaceutical manufacturing and distribution company in PRC, overall, Laiyang Jiangbo has two major competitors in the PRC: Zhuhai Lizhu and Beijing Nohua. These companies have number of popular pharmaceutical products, strong financial position and a large market share in the industry. Laiyang Jiangbo is able to compete with these competitors because of its favorable geographic position, strong R&D capability, unique products, extensive sales network, and lower prices.

Our major competitors in China on individual product basis are Jiangsu Hengrui Pharmaceuticals (Clarithromycin sustained release tablets), Xi'an Yangsen ( Itopride Hydrochloride Granules) and Jiangzhong Pharmaceuticals (Baobaole Chewable tablets), respectively. We are able to compete with Jiangsu Hengrui Pharmaceuticals because of our extensive sales network as well as flexible and favorable incentive policy. Compared with Motihium of Xi'an Yangsen, a gastro dynamic only drug, our Itopride Hydrochloride Granules has better efficacy due to its gastro-intestinal dynamic characteristic, higher security and less side effects. Referring to Children Jiangwei Xiaoshi Tablets of Jiangzhong Pharmaceutcials, our Baobaole Chewable tablet is able to significantly stimulate appetite and fundamentally nurse children's gastro-intestinal system. Also, it is very convenient for children to take. As such, we believe we have competitive advantages for those products.

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

INTELLECTUAL PROPERTY

Laiyang Jiangbo relies on a combination of trademarks copyright and trade secret protection laws in the PRC and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect its intellectual property and brand. Laiyang Jiangbo has been issued design patents in the PRC for drug packaging and drug containers, each valid for 10 years, and it intends to apply for more patents to protect its core technologies. Laiyang Jiangbo is currently in the process of acquiring the rights to a new Class I drug recently patented and made available to Laiyang Jiangbo through its relationship with the Pharmaceutical Institute of Shandong University. This is a Class I drug which means that all PRC national hospitals and other major medical facilities must carry this drug. Laiyang Jiangbo also enters into confidentiality, non-compete and invention assignment agreements with its employees and consultants and nondisclosure agreements with third parties. “Jiangbo” and a certain circular design affiliated with our brand are our registered trademarks in the PRC.

Pharmaceutical companies are at times involved in litigation based on allegations of infringement or other violations of intellectual property rights. Furthermore, the application of laws governing intellectual property rights in the PRC and abroad is uncertain and evolving and could involve substantial risks to us.

GOVERNMENT REGULATION

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

The drug approval process takes about two years: including local SFDA approval, Local SFDA test, State SFDA processing, state SFDA expert valuation, clinical trial, and final approval.

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

After SAFE’s approval, Cao Wubo, Xun Guihong and Zhang Yihua became the majority owners of Karmoya International Ltd. on September 20, 2007.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

In compliance with PRC environmental regulations, Laiyang Jiangbo spent approximately $2,750 in fiscal 2008, $2,000 in fiscal 2007, and approximately $1,600 in fiscal 2006, mainly for the wastewater treatment in connection with its production facilities.

 EMPLOYEES

Laiyang Jiangbo currently has more than 1,430 employees, including 320 production crew, 440 full-time salespersons and 620 part-time salespersons. Approximately 200 of these employees are represented by Laiyang City Jiangbo Pharmaceuticals Union, which is governed by the City of Laiyang. Laiyang Jiangbo has not experienced a work stoppage since inception and does not anticipate any work stoppage in the foreseeable future. Management believes that its relations with its employees and the union are good.

CORPORATE INFORMATION

Laiyang Jiangbo’s principal executive offices are located at Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park, Laiyang City, Yantai, Shandong Province, PRC 265200.

 ITEM 1A. RISK FACTORS

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this prospectus before deciding to purchase our common stock. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries. Our business, financial condition or results of operations could be affected materially and adversely by any or all of these risks.

THE FOLLOWING MATTERS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

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

We may need additional financing to execute our business plan.

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

Our success depends on collaborative partners, licensees and other third parties over whom we have limited control.

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

The profitability of our products will depend in part on our ability to protect proprietary rights and operate without infringing the proprietary rights of others.

The profitability of our products will depend in part on our ability to obtain and maintain patents and licenses and preserve trade secrets, and the period our intellectual property remains exclusive. We must also operate without infringing the proprietary rights of third parties and without third parties circumventing our rights. The patent positions of pharmaceutical enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. The pharmaceutical patent situation outside the US is uncertain, is currently undergoing review and revision in many countries, and may not protect our intellectual property rights to the same extent as the laws of the US. Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

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

Other companies may independently develop similar products and design around any patented products we develop. We cannot assure you that:

.	any of our patent applications will result in the issuance of patents;

.	we will develop additional patentable products;

.	the patents we have been issued will provide us with any competitive advantages;

.	the patents of others will not impede our ability to do business; or

.	third parties will not be able to circumvent our patents.

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

We may encounter difficulties in manufacturing our products.

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

We could need more clinical trials or take more time to complete our clinical trials than we have planned.

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

We may not be able to obtain the regulatory approvals or clearances that are necessary to commercialize our products.

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

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate. Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that would force us to withdraw the product from the market.

Any marketed product and its manufacturer will continue to be subject to strict regulation after approval. Results of post-marketing programs may limit or expand the further marketing of products. Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

In manufacturing our products we will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation. If we cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, we may not be allowed to develop or market the product candidates. If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Competitors may develop and market pharmaceutical products that are less expensive, more effective or safer, making our products obsolete or uncompetitive.

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

Our products may not gain market acceptance.

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

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially Wubo Cao our chief executive officer and the chairman of our board. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

Our success depends on attracting and retaining qualified personnel.

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

We may not be able to manage the expansion of our operations effectively, which may have an adverse effect on our business and results of operations.

The revenues from the production and sale of our current product offerings and the projected revenues from these products may not be adequate to support our expansion and product development programs. We will need substantial additional funds to expand our production facilities, pursue research and development, obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights and market our products. We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources. We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products. There are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

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

Since the law of the PRC limits foreign equity ownership in pharmaceutical companies in China, we operate our business through Laiyang Jiangbo. We have no equity ownership interest in Laiyang Jiangbo and rely on contractual arrangements to control and operate such business. These contractual arrangements may not be effective in providing control over Laiyang Jiangbo as direct ownership. For example, Laiyang Jiangbo could fail to take actions required for our business despite its contractual obligation to do so. If Laiyang Jiangbo fails to perform under its agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under the law of the PRC, which may not be effective. In addition, we cannot assure you that Laiyang Jiangbo's shareholders would always act in our best interests.

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

Risks Related to Doing Business in China

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our shareholders who are PRC residents, as defined in Circular 75, have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, or that they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

If the PRC enacts regulations which forbid or restrict foreign investment, our ability to grow may be severely impaired.

We intend to expand our business in areas relating to our present business. We may also expand by making acquisitions of companies in related industries. Many of the rules and regulations that we would face are not explicitly communicated, and we may be subject to rules that would affect our ability to grow, either internally or through acquisition of other Chinese or foreign companies. There are also substantial uncertainties regarding the proper interpretation of current laws and regulations of the PRC. New laws or regulations that forbid foreign investment could severely impair our businesses and prospects. Additionally, if the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses; and

•	requiring that we restructure our ownership or operations.

Any deterioration of political relations between the United States and the PRC could impair our operations and your investment in us.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential acquisition candidates or their goods and services to become less attractive. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a material adverse effect on our operations and your investment in us, particularly in our efforts to raise capital to expand our other business activities.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including with respect to:

•	the amount of government involvement;

•	level of development;

•	growth rate;

•	control of foreign exchange; and

•	allocation of resources.

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

Price controls may affect both our revenues and net income.

The laws of the PRC provide for the government to fix and adjust prices. Although we are not presently subject to price controls in connection with the sale of our products, it is possible that price controls may be imposed in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and, unless there is also price control on the products that we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of OECD member countries.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”), an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•	the level of state-owned enterprises in the PRC, as well as the level of governmental control over the allocation of resources is greater than in most of the countries belonging to the OECD;

•	the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD;

•	the government of the PRC has a greater involvement in general in the economy and the economic structure of industries within the PRC than other countries belonging to the OECD;

•	the government of the PRC imposes price controls on certain products and our products may become subject to additional price controls; and

•
the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, as opposed to other countries belonging to the OECD where exchange of currencies is generally free from restriction.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of the OECD member countries.

Because some of our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

Most of our executive officers and directors reside in the PRC and a substantial portion of our assets are located in the PRC. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties.

Almost all of our agreements with our employees and third parties, including our supplier and customers, are governed by the laws of the PRC. The legal system in the PRC is a civil law system based on written statutes. Unlike common law systems, such as we have in the United States, it is a system in which decided legal cases have little precedential value. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under Chinese law are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business especially if it results in either a decreased use of products such as ours or in pressure on us to lower our prices. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of pharmaceutical investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Downturns in the economies of the U.S. and Europe may affect the PRC economy which could reduce the demand for our products.

The rapid growth of the PRC economy in recent years has been partially related to the U.S. and European countries’ demand for goods made in and exported from the PRC. The downturns in the U.S. and European economies may reduce the demand for goods exported by the PRC which could eventually affect the PRC economy as overseas orders decrease. The downturn in the PRC economy may in turn negatively impact the demand for our products.

If certain tax exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct corporate withholding taxes from any dividends we may pay in the future.

Under the PRC’s current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to stockholders outside of the PRC. However, if the foregoing exemption is removed, we may be required to deduct certain amounts from any dividends we pay to our stockholders.

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

Risks Related to an Investment in Our Securities

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends is within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Because the OTC Bulletin Board is a quotation system, not an issuer listing service, market or exchange, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

In the event the trading price of our common shares reaches below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

Our common shares have historically been sporadically or "thinly-traded" on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual agreements with Laiyang Jiangbo; and additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price. However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

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

The market price for our stock may be volatile and the volatility in our common share price may subject us to securities litigation.

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

 Our principal shareholders and their affiliated entities own approximately 53% of our outstanding common shares, representing approximately 53% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of our company.

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

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Past activities of Genesis and its affiliates may lead to future liability.

Prior to the Exchange Agreement among Genesis, Karmoya and the Karmoya Shareholders executed on October 1, 2007, we engaged in businesses unrelated to our current operations. Neither Genesis’s prior management nor any of its shareholders prior to the Exchange Transaction are providing indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, and any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on our company. For example, we are aware of three lawsuits arising from past activities of Genesis, alleging breach of contract. Please see “Legal Proceedings” for more information.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flows from operations and the net proceeds from a proposed offering will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Existing stockholders may experience some dilution as a result of the exercise of warrants.

In the May 2008 financing, we issued notes and, in conjunction with the notes, Class A warrants to purchase, collectively, up to 1,875,,000 shares of our common stock, subject to adjustment. In the November 2007 financing, we issued debentures and, in connection with the debentures, warrants to purchase, collectively, up to 400,000 shares of our common stock. Any issuances of shares upon any exercise of these warrants will cause dilution in the interests of our shareholders.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and other new rules subsequently implemented by SEC have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park, Laiyang City, Yantai, Shandong Province, PRC 265200, where we have developed approximately 45,356 square meters of production, office, and garage space. Our total building area is 7,172 square meters and our production workshop area is more than 3,132 square meters. This property is owned by us.

On August 13, 2003, the Laiyang Development Planning Agency approved Laiyang Jiangbo’s plan to construct garage and office space. On August 18, 2003, the Laiyang Industrial Park Administration certified Laiyang Jiangbo’s investment of RMB 10 million ($1.3 million) in Section A of the Industrial Park to build on a 13,000 square meters lot.

In October 2007, the Laiyang Bureau of Land and Resources sold us a 50 years land use right for a 266,664 square meters lot located in Laiyang City to Laiyang Jiangbo. The Company paid approximately RMB 60.8 million ($8.9 million) for the land use right.

ITEM 3. LEGAL PROCEEDINGS

Except as discussed below, we are not a party to any pending legal proceeding, nor are we aware of any legal proceedings being contemplated against us by any governmental authority:

Elizabeth Hiromoto et al v. Telecom Communications, Inc. et al. - Case No. 2:07-cv-07858-PSG-E, United States District Court, Central District of California (Western Division - Los Angeles)

On December 3, 2007, two individuals filed a lawsuit against the Company, its former Chief Executive Officer James Wang, and certain others, alleging breach of contract relating to damages arising from the sale of Telecom Communications, Inc.(“TCOM”) to Arran Services Limited, in which Mr. Wang acted as the Company’s President and Chairman to provide consulting services to TCOM and certain misrepresentations made on behalf of and in conjunction with TCOM’s majority shareholder . On July 2, 2008, the Company and the plaintiffs settled the lawsuit with prejudice and claims and plaintiffs have agreed to file a Request for Dismissal with Prejudice of the lawsuit.

Fernando Praca, Plaintiff v.s. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida

Fernando Praca, former Director and former President of the Company’s discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and the Company in June 2005 relating to damages arising from the sale of Extrema LLC to Genesis Technology Group, Inc. Praca had filed a Motion of Temporary Injunction but had not proceeded to move this case forward. The plaintiff has decided to reinitiate the legal action in March 2008. In July 2008, the Company and Praca entered into a Settlement Agreement whereby Praca agreed to dismiss this action against the Company and to surrender to the Company for cancellation, 100,000 shares of common stock in the Company held by him and the Company agreed to provide Praca with a legal opinion of its counsel removing the restrictive legend on the 1,269,607 shares of common stock held by Praca.

Kenneth Clinton vs. Genesis Pharmaceuticals Enterprises, Inc., GNPH Holdings, Capital Growth Financial, Inc., Gary L. Wolfson and Pacific Rim Consultants, Inc. - Case No. 50 2007 CA 023923, Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida

On December 21, 2007, Kenneth Clinton, a former director and former President of the Company, filed a lawsuit against the Company and certain entities and persons related to our predecessor Genesis Technology Group, Inc. The complaint alleged, among other things, breach of contract against the Company for an agreement to pay the plaintiff certain shares of other public companies (collectively, the “Reverse Merger Shares”) in connection with reverse merger transactions arranged by our predecessor, and breach of contract against the Company for failure to allow the plaintiff to exercise certain stock options for shares in the Company or exchange such options for new shares in the Company. The plaintiff sought relief in the form of (1) delivery of the Reverse Merger Shares, or in the alternative damages in the amount of those shares, (2) a judgment against the Company to allow the plaintiff to exchange and exercise his stock options for shares in the Company, or in the alternative damages in the amount of those shares, and (3) a declaratory judgment regarding a pledge and escrow agreement with defendant Capital Growth Financial.

In February 2008, the Company entered into a settlement agreement and general release with Mr. Clinton whereby the Company agreed to allow Mr. Clinton to exercise 1.5 million stock options issued under the Company’s 2007 stock option plan for shares in the Company and released and discharged Mr. Clinton from any and all claims, demands or obligations. Mr. Clinton agreed to waive and release the Company from any and all claims, demands or obligations.

CRG Partners, Inc. and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (ARBITRATION) - Case No. 32 145 Y 00976 07, American Arbitration Association, Southeast Case Management Center

On December 4, 2007, CRG Partners, Inc. (“CRG”), a former consultant of the Company, filed a demand for arbitration against the Company alleging breach of contract and seeking damages of approximately $10 million as compensation for consulting services rendered to the Company. The amount of damages sought by the claimant is equal to the dollar value of 29,978,900 shares of the Company’s common stock (Pre 40 to 1 reverse split) on November 2, 2007 which the claimant alleges are due and owing to CRG. On December 5, 2007, we gave notice of termination of our relationship with CRG under the consulting agreement. The arbitration is scheduled to be conducted in Miami Dade County, Florida. We plan to vigorously defend our position.

China West II, LLC and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (ARBITRATION)

In June 2008, China West II, LLC (“CW II”) filed a Demand For Arbitration with the American Arbitration Association the case of CW II and Genesis Technology Group, Inc. n/k/a Genesis Pharmaceuticals Enterprises, Inc. and Joshua Tan. In that matter, CW II seeks breach of contract damages in connection with the Company’s October 2007 reverse merger from the Company and Joshua Tan, jointly and severally for approximately $6.7 million estimated by CW II. As of the date of this report, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit. The Company believes CW II’s demand was without merit and plans to vigorously defend its position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 2008, the holders of 52.4% of the Company’s issued and outstanding common stock (216,677,951) approved an increase in the Company’s number of authorized shares of the Company’s Common Stock to 900,000,000. The share increase became effective on July 29, 2008.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed on any stock exchange. Our common stock is traded over-the-counter on the Over-the-Counter Electronic Bulletin Board under the symbol “GNPH”. The following table sets forth the high and low bid information for our common stock for each quarter within our last two fiscal years, as reported by the Over-the-Counter Electronic Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	LOW	HIGH
2008
Quarter ended June 30, 2008	$7.50	$14.40
Quarter ended March 31, 2008	$7.04	$14.72
Quarter ended December 31, 2007	$8.80	$14.40
Quarter ended September 30, 2007	$3.40	$6.00
2007
Quarter ended June 30, 2007	$4.04	$7.40
Quarter ended March 31, 2007	$4.80	$7.40
Quarter ended December 31, 2006	$3.20	$7.16
Quarter ended September 30, 2006	$3.60	$7.40

As of September 26, 2008, the closing sales price for shares of our common stock was $8.70 per share on the Over-The-Counter Bulletin Board.

Holders

As of September 25, 2008, there were approximately 955 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Computershare Trust Company, 350 Indiana St., #800, Golden, Colorado 80401, and its telephone number is (303) 262-0600.

Dividend Policy

We have not paid cash dividends on our common stock since the Company became public through reverse merger. We intend to keep future earnings to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. We rely on dividends from Laiyang Jiangbo for our funds and PRC regulations may limit the amount of funds distributed to us from Laiyang Jiangbo, which will affect our ability to declare any dividends. See "Risk Factors - Risks Related to Doing Business in the PRC – Laiyang Jiangbo and GJBT are subject to restrictions on paying dividends and making other payments to us" and " Governmental control of currency conversion may affect the value of your investment."

 Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and relevant factors that our board of directors may deem relevant. Our retained earnings limits our ability to pay dividends.

Recent Sales of Unregistered Securities

The following private placements of the Company’s securities were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and/or, Rule 506 of Regulation D promulgated under the Securities Act. The Company did not use underwriters in any of the following private placements.

In July 2008, the Company issued 2,500 shares of restricted common stock to its officers and directors for services rendered. The Company valued these common stock at the fair market valueon the date of grant of $8 per share or, $20,000, in total base on the trading price of common stock. Accordingly, the Company recorded stock-based compensation expense of $20,000.

In June 2008, the Company issued 5,875 shares of restricted common stock to its officers and directors for services rendered. The Company valued these common stock at the fair market on the date of grant of $8 per share, or $47,000, in total base on the trading price of common stock. Accordingly, the Company recorded stock-based compensation expense of $47,000. In June 2008, we issued 235,000 shares of restricted common stock

In February 2008, in conjunction with a settlement between the Company and the Company’s former officer, Mr. Kenneth Clinton, Mr. Clinton exercised 1,500,000 options and the remaining 941,406 options held by the former officer were cancelled. The Company received $157,500 in cash and the proceed was used for working capital purposes.

Issuer Purchases of Equity Securities.

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the years ended June 30, 2008, 2007 and 2006, should be read in conjunction with our audited consolidated financial statements, including footnotes, and other information presented elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Item 1A. Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. When used in this section, "fiscal 2008" means our fiscal year ended June 30, 2008 and "fiscal 2007" means our fiscal year ended June 30, 2007.

OVERVIEW

We were originally incorporated on August 15, 2001 in the State of Florida under the name Genesis Technology Group, Inc. On October 12, 2001, we consummated a merger with NewAgeCities.com, an Idaho public corporation originally formed in 1969. We were the surviving entity after the merger with the Idaho public corporation.

On October 1, 2007, we completed a share exchange transaction by and among us, Karmoya International Ltd., a British Virgin Islands company (“Karmoya”), and Karmoya’s shareholders. As a result of the share exchange transaction, Karmoya, a company which was established as a “special purpose vehicle” for the foreign capital raising activities of its Chinese subsidiaries, became our wholly owned subsidiary and our new operating business. Karmoya was incorporated under the laws of the British Virgin Islands on July 17, 2007 and owns 100% of the capital stock of Union Well International Limited, a Cayman Islands company (“Union Well”). Karmoya conducts its business operations through Union Well’s wholly owned subsidiary, Genesis Jiangbo (Laiyang) Biotech Technology Co., Ltd. (“GJBT”). GJBT was incorporated under the laws of the People’s Republic of China ("PRC") on September 16, 2007 and registered as a wholly foreign owned enterprise (WOFE) on September 19, 2007. GJBT has entered into consulting service agreements and equity-related agreements with Laiyang Jiangbo Pharmaceutical Co., Ltd. (“Laiyang Jiangbo”), a PRC limited liability company incorporated on August 18, 2003.

As a result of the share exchange transaction, our primary operations consist of the business and operations of Karmoya and its subsidiaries, which are conducted by Laiyang Jiangbo in the PRC. Laiyang Jiangbo produces and sells western pharmaceutical products in China and focuses on developing innovative medicines to address various medical needs for patients worldwide.

FINANCIAL PERFORMANCE HIGHLIGHTS:

Net Revenues

	2008	2007	2006
Net Revenues (in '000)	$99,547	$76,194	$49,156
% change year over year	30.65%	55%	285.50%

Net revenues for fiscal 2008 of $99.5 million reflected an increase of 30.65% over fiscal 2007 net revenues of $76.2 million. Our net revenues experienced 55% growth from fiscal 2006, $ 49.2 million, to fiscal 2007, $ 76.2 million.

Gross margin

	2008	2007	2006
Cost of Goods Sold (in '000)	$22,507	$21,162	$15,686
Gross Margin	77.39%	72.23%	68.09%

Gross margin increased to 77.39% in 2008 compared with 72.23% in 2007 and 68.09% in 2006. This was primarily driven by increased sales of high profit margin products.

SG&A

	2008	2007	2006
SG&A (in ‘000)	$41,593	$25,579	$7,895
Percentage of Sales	41.78%	33.57%	16.06%

SG&A as a percentage of sales increased to 41.78 % in 2008 from 33.57% in 2007 and 16.06% in 2006, principally driven by higher commission expenses paid to our sales personnel, higher advertisement, marketing and promotion spending and salaries, wages and related benefits expenses and expenses related to being a public company.

Net income

	2008	2007	2006
Net income (in '000)	$22,451	$22,053	$7,736
net margin	22.55%	28.94%	15.74%

Net margin decreased to 22.55% in 2008 from 28.94% in 2007, primarily due to higher SG&A as a percentage of sales and the smaller amounts of tax exemption received in 2008 as compared to 2007. Net margin increased to 28.94% in 2007 from 15.74% in 2006, primarily due to higher gross margin.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of total net sales: ($ in thousands)

	Year Ended June 30,	% of	Year Ended June 30,	% of	Year Ended June 30,	% of
	2008	Revenue	2007	Revenue	2006	Revenue
REVENUES	$93,983	94.41%	$72,260	94.84%	$45,243	92.04%

REVENUES - RELATED PARTY	5,564	5.59%	3,934	5.16%	3,913	7.96%

COST OF REVENUES	21,073	21.17%	19,961	26.20%	13,628	27.72%

COST OF REVENUES-RELATED PARTIES	1,434	1.44%	1,200	1.58%	2,058	4.19%

GROSS PROFIT	77,040	77.39%	55,032	72.23%	33,470	68.09%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	41,593	41.78%	25,579	33.57%	7,895	16.06%

RESEARCH AND DEVELOPMENT	3,236	3.25%	11,144	14.63%	13,642	27.75%

INCOME FROM OPERATIONS	32,211	32.36%	18,309	24.03%	11,933	24.28%

OTHER EXPENSES(INCOME)	2,789	2.80%	(6,375)	(8.37)%	387	0.79%

INCOME BEFORE PROVISION FOR INCOME TAXES	29,422	29.56%	24,684	32.40%	11,546	23.49%

PROVISION FOR INCOME TAXES	6,971	7.00%	2,631	3.45%	3,810	7.75%

NET INCOME	22,451	22.55%	22,053	28.94%	7,736	15.74%

OTHER COMPREHENSIVE INCOME	6,554	6.58%	1,018	1.34%	128	0.26%

COMPREHENSIVE INCOME	$29,005	29.14%	$23,071	30.28%	$7,864	16.00%

Comparison of Years Ended June 30, 2008 and 2007

REVENUES. Our revenues include revenues from sales and revenues from sales to related party of $94.0 million and $5.6 million, respectively, for the year ended June 30, 2008. During the year ended June 30, 2008, we had revenues from sales of $94.0 million as compared to revenues from sales of $72.3 million for the year ended June 30, 2007, an increase of approximately 30.06%. During the year ended June 30, 2008, we had revenues from sales to related parties of $5.6 million as compared to revenues from sales to related parties of $4.0 million for the year ended June 30, 2007, an increase of approximately 41.44%. The overall increase in total revenue was primarily attributable to the increase of sales volume of our best selling products: Clarithromycin sustained-release tablets and Itopride Hydrochloride Granules. Additionally, we released a new product, Baobaole chewable tablets in the second quarter of fiscal year 2008 and the product has been very popular in the market since. We believe our sales will continue to grow because we are strengthening our sales force, improving the quality of our products and continuing developing new products that we expect to be well accepted in the market.

COST OF REVENUES. Our cost of revenues includes cost of sales and cost of sales to related party of $21.1 million and $1.4 million, respectively, for the year ended June 30, 2008. For the year ended June 30, 2007, cost of sales and to related parties amounted to $20.0 million and $1.2 million, respectively. Total cost of sales for 2008 increased $1.3 million or 6.36%, from $21.1 million for the year ended June 30, 2007 to $22.5 million for the year ended June 30, 2008. Cost of sales as a percentage of net revenue for the year ended June 30, 2008 is approximately 22.61%, compared to the year ended June 30, 2007 at approximately 27.77%. The decrease was attributable to more sales being generated from producing of high-profit-margins products, the highly profitable new product Baobaole chewable tables, more efficient producing process, our ability to better manage raw material purchase prices and the government exemption on sales taxes and mis. fees received in fiscal 2008.

GROSS PROFIT. Gross profit was $77.0 million for the year ended June 30, 2008 as compared to $55.0 million for the year ended June 30, 2007, representing gross margins of approximately 77.39% and 72.23%, respectively. The increase in our gross profits was mainly due to decrease in cost of sales as a percentage of net revenue as we better managed raw material purchase prices and our product sales mixture to generate more sales from products with higher profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $41.6 million for the year ended June 30, 2008, as compared to $25.6 million for the year ended June 30, 2007, an increase of approximately 62.56% as summarized below ($ in thousands):

	Years Ended June 30,
	2008	2007
Shipping and handling	$365	$280
Advertisement, marketing and promotion spending	28,119	18,097
Travel and entertainment- sales related	982	564
Depreciation and amortization	458	280
Salaries, commissions, wages and related benefits	10,190	5,789
Travel and entertainment- non sales related	325	36
Other	1,154	533
Total	$41,593	$25,579

The changes in these expenses during the year ended June 30, 2008, as compared to the corresponding period in 2007 included the following:

•
An increase of $10.0 million or approximately 55.39% in advertising, marketing and promotional spending for the year ended June 30, 2008 was primarily due to TV commercials and magazine advertisements expenses to promote our new product- Baobaole Chewable tablets, as well as our brand name. Additionally, we also increased our marketing and promotional activities to promote our two best selling products.

•
Travel and entertainment -sales related expenses increased by $0.4 million or approximately 74.14% for the year ended June 30, 2008 as compared to the corresponding period in fiscal 2007 was primarily due to our marketing and sales travel related activities related to promoting our Baobole Chewable tablets and establishing the distribution network for the product as well as promoting our two other best selling products.

•
Shipping and handling expenses increased by $0.1 million or approximately 30.43% for the year ended June 30, 2008 as compared to the corresponding period of fiscal 2007, primarily because there was an increase in sales volume in fiscal year 2008.

•
Depreciation and amortization increased by $0.2 million or 63.45% for the year ended June 30, 2008 as compared to the corresponding period of fiscal 2007, primarily due to additional fixed assets being depreciated.

•
Salaries, wages, commissions and related benefits increased by $4.4 million or 76.00% for the year ended June 30, 2008 as compared to the corresponding period of fiscal 2007. The increase was primarily due to increase in commission payments as a percentage of sales to sales representatives as well as an increase in number of employees and sales representatives as a result of expanding our distribution network from 26 provinces and regions to 30 provinces and regions in fiscal 2008.

•
An increase of $0.3 million or approximately 806.12% in travel and entertainment -non sales related expenses for the year ended June 30, 2008 as compared to the corresponding period of fiscal 2007. The increase was primarily due to increase in corporate executives’ and managers’ entertainment and travel related to public company related activities.

•
Other selling, general and administrative expenses, which includes professional fees, utilities, office supplies and expenses increased by $0.6 million or 116.37% for the year ended June 30, 2008 as compared to the corresponding period in fiscal 2008 primarily due to more professional fees, and other expenses related to being a publicly traded company in fiscal 2008.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist fees paid to third parties for research and development related activities conducted for the Company and cost of material used and salaries paid for the development of the Company’s products, totaled $3 million for the year ended June 30, 2008, as compared to $11 million for the year ended June 30, 2007, an decrease of approximately 70.96%. The significant decrease in research and development expenses in fiscal 2008 was mainly due to major spending on a research and development project conducted and paid for new drug clinical trials and project were expensed in the second quarter of fiscal 2007. The Company completed several research and development projects prior to the end of fiscal 2007 and those drugs are currently in the final process of being approved by the Chinese SFDA.

OTHER INCOME (EXPENSES). Our other expenses consisted of valued added tax and various other tax exemptions from the government, financial expenses and non-operating expenses. We had net other expense of $2.8 million for the year ended June 30, 2008 as compared to net other income of $6.3 million for the year ended June 30, 2007. The increase in net other expenses was due the decrease of $3.5 million tax exemption received by the Company in fiscal 2008, the increase in interest expense as a result of our financings in November 2007 and May 2008, realized and unrealized losses on our marketable securities, and our loss from discontinued operations in fiscal 2008 which we did not occurr in fiscal 2007.

NET INCOME. Our net income for the year ended June 30, 2008 was $22.5 million as compared to $22.1 million for the year ended June 30, 2007, an increase of $0.4 million or 1.80%. The increase in net income is primarily attributable to increase in sales volume of our best selling products, as well as improved profit margin and partially offset by higher operating expense and significantly $4.7 million less tax exemptions received in fiscal 2008 and the interest expenses related to our financings in November 2007 and May 2008 . Our management believes that net income will continue to improve as we will continue to offer better and more products to gain market shares, improve our manufacturing efficiency and control our spending.

Comparison of Years Ended June 30, 2007 and 2006

REVENUES. Our revenues include revenues from sales and revenues from sales to related parties of $72 million and $4 million, respectively for the year ended June 30, 2007. During the year ended June 30, 2007, we had revenues from sales of $72 million as compared to revenues from sales of $45 million for the year ended June 30, 2006, an increase of approximately 59.71%. During the year ended June 30, 2007, we had revenues from sales to related parties of $3.93 million as compared to revenues from sales to related parties of $3.91 million for the year ended June 30, 2006, an increase of approximately 0.52%. These increases are attributable to continued strong sales of our best selling products, Ciprloxacin Hydrochloride tablets, and Paracetamol tablets. We believe that our sales will continue to grow because we are strengthening our sales force, improving the quality of our products and continuing developing new products that will be well accepted in the market.

COST OF REVENUES. Our cost of revenues includes cost of sales and cost of sales to related party of $20.0 million and $1.2 million, respectively, for the year ended June 30, 2007. For the year ended June 30, 2006, cost of sales and to related parties amounted to $13.6 million and $2.1 million, respectively. Total cost of revenues for 2007 increased $5.5 million or 34.91%, from $15.7 million for the year ended June 30, 2006 to $21.2 million for the year ended June 30, 2007. The decrease in cost of revenue as a percentage of net revenues for the year ended June 30, 2006, approximately 27.77% as compared to the year ended June 30, 2006, approximately 31.91%, was attributable to better and more efficient manufacturing production.

GROSS PROFIT. Gross profit was $55.0 million for the year ended June 30, 2007 as compared to $33.5 million for the year ended June 30, 2006, representing gross margins of approximately 72.23% and 68.09%, respectively. The increase in our gross profits was mainly due to strong product sale and decrease in cost of revenue as a percentage of net revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $25.6 million for the year ended June 30, 2007, as compared to $7.9 million for the year ended June 30, 2006, an increase of approximately 224.01% as summarized below ($ in thousands):

	Years Ended June 30,
	2007	2006
Shipping and handling	$280	$188
Advertisement, marketing and promotion spending	18,097	5,455
Travel and entertainment- sales related	564	397
Depreciation and amortization	280	182
Salaries, commissions, wages and related benefits	5,789	1,114
Travel and entertainment- non sales related	36	45
Other	533	514
Total	$25,579	$7,895

The changes in these expenses during the year ended June 30, 2007, as compared to the corresponding period in 2006 included the following:

•
An increase of $12.6 million or approximately 231.72% in advertising, marketing and promotional spending for the year ended June 30, 2007 was primarily due to increase in marketing and promotional activities to promote our products and brand name.

•
Travel and entertainment sales related expenses increased by $0.2 million, or approximately 41.94%, for the year ended June 30, 2007 as compared to the corresponding period in fiscal 2006 was primarily due to the increase in our sales entertainment and sales travel related activities.

•
Shipping and handling expenses increased by $0.1 million, or approximately 48.87%, for the year ended June 30, 2007 as compared to the corresponding period of fiscal 2006, primarily because increase in sales volume in fiscal year 2007.

•
Depreciation and amortization increased by $0.1 million, or 53.76%, for the year ended June 30, 2007 as compared to the corresponding period of fiscal 2006, primarily due to additional amortization expenses on the new patent obtained in late fiscal 2007.

•
Salaries, wages, commissions and related benefits increased by $4.7 million, or 419.83%, for the year ended June 30, 2007 as compared to the corresponding period of fiscal 2006. The increase was primarily due to increase in commission payments to sales representatives as well as an increase in number of employees and sales representatives.

•	Travel and entertainment non sales related expenses were materially consistent for the year ended June 30, 2007 as compared to the corresponding period of fiscal 2006.

•
Other selling, general and administrative expenses, which includes professional fees, utilities, office supplies and expenses were materially consistent for the year ended June 30, 2007 as compared to the corresponding period in fiscal 2006.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties, totaled $11 million for the year ended June 30, 2007, as compared to $14 million for the year ended June 30, 2006, an decrease of approximately 18.31%. The decrease was mainly because we had less new product development projects in 2007.

OTHER (INCOME) EXPENSES. Our other (income) expenses consisted of corporate income tax and valued added tax exemption from the government, financial expenses and non-operating expenses. We had other income of $6.4 million for the year ended June 30, 2007 as compared to other expense $ 0.4 million for the year ended June 30, 2006. The decrease in other expenses is mainly due to receiving of corporate income tax and value added tax exemption from the government.

NET INCOME. Our net income for the year ended June 30, 2007 was $22 million as compared to $8 million for the year ended June 30, 2006. The increase in net income is attributable to increased sales volume, lower average costs as well as government income tax and value added tax exemption. Our management believes that net income will continue to increase because we will continue to offer better and more products and improve our manufacturing efficiency.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. In fiscal year 2008, our primary financing activities included the following:

-
In November 2007, we raised $5,000,000 in gross proceeds through the sale of a convertible note.
We received $4,645,592 in net proceeds after deducting placement agent discounts and commissions and payment of professional and other related expenses. Further detailed discussion regarding this financing is provided in the footnotes to financial statements.

-
In May 2008, we raised $30,000,000 in gross proceeds through the sale of a convertible note.
We received $28,313,500 in net proceeds after deducting placement agent discounts and commissions and payment of professional and other related expenses. Further detailed discussion regarding this financing is provided in the footnotes to financial statements.

As is customary in the industry, we provide payment terms to most of our customers that exceed terms that we receive from our suppliers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations.

Cash Flows

Net cash flow provided by operating activities was $17.1 million in fiscal 2008, compared with $15.3 million in fiscal 2007, an increase of $1.8 million. The 2008 increase in cash provided by operating activities included the followings: 1) decrease in inventory of $1.7 million 2) an add-back of amortization on debt discount of $2.5 million, 3) an add-back of unrealized loss on marketable securities of $0.7 million, 4) increase in other payables of $2.0 million and partially offset by the increase in accounts receivable and 5) increase in advances to suppliers. We also have cash payment for liabilities from discontinued operations of $ 1.2 million in 2008 while we do not have corresponding payment in fiscal 2007.

Net cash flow used in investing activities was $7.6 million in fiscal 2008 and $0.2 million in fiscal 2007, a $7.4 million increased. Uses of cash flow for investing activities included equipment purchases and payments for intangible assets. The increase of net cash flow used in investing activities in fiscal 2008 was mainly due to increase in property and equipments payments of $0.3 million and purchase of intangible assets of $8.9 million offset by proceeds from sale of marketable securities of $1.0 million and cash received from reverse acquisition of $0.5 million.

Net cash flow provided by financing activities was $18.5 million in fiscal 2008 and while net cash flow used in financing activities was $1.2 million in fiscal 2007. The increase of net cash flow provided by financing activities was mainly due to increase in proceeds from convertible debt of $33 million, decrease in payments for short term loans of $ 0.9 million offset by payment for dividend of $10.6 million, payment to escrow account of $2.0 million and decrease in proceeds from short term loan of $ 1.9 million.

Our working capital position increased $57.2 million, to $73.2 million at June 30, 2008, from $16.0 million at June 30, 2007. This increase in working capital is primarily attributable to the increase in cash in bank of $30.5 million, accounts receivable of $12.5 million, marketable equity securities of $2.1 million, advances to suppliers of $1.4 million and decrease of dividend payable of $10.5 million, notes payable of $2.6 million, short term bank loans of $1.8 million, and offset by decrease of inventories of $1.2 million, and increase of other payables of $2.3 million and the liability assumed from discontinued operations of $1.1 million.

We anticipate that our working capital requirements may increase as a result of our anticipated expanded business expansion plan, continued increases in sales, potential increases in the price of our raw material, competition and our relationship with suppliers or customers. We believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

The following tables summarize our contractual obligations as of June 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$8,615,395	$8,615,395	$-	$-	$-
Research and Development Contract Obligations	$11,562,575	$4,377,000	$5,252,400	$1,933,175	$-
Total Contractual Obligations:	$20,177,970	$12,992,395	$5,252,400	$1,933,175	$-

Bank Indebtedness amounts include the short-term bank loans amount and notes payable amount.

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

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in this Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates in 2008, 2007 and 2006 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and accruals for taxes due.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Useful Life
Building and building improvements	5 - 40	Years
Manufacturing equipment	5 – 20	Years
Office equipment and furniture	5 – 10	Years
Vehicle	5	Years

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Long-lived assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. The Company has recorded the costs paid to acquire a long-term interest to utilize the land underlying the Company's facility as land use rights. This type of arrangement is common for the use of land in the PRC. The land use rights are amortized on the straight-line method over the term of the land use rights of 50 years.

Purchased technological know-how includes secret formulas, manufacturing processes, technical, procedural manuals and the certificate of drugs production and is amortized using the straight-line method over the expected useful economic life of 5 years, which reflects the period over which those formulas, manufacturing processes, technical and procedural manuals are kept secret to the Company as agreed between the Company and the selling parties.

Intangible assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Investments and restricted investments

Investments are comprised primarily of equity securities and are stated fair value. Certain of these investments are classified as trading securities based on the Company’s intent to sell and dispose of them within the year. Further, certain of these securities are classified as available-for-sale and are reflected as restricted, noncurrent investments based on the Company’s intent to hold them beyond one year. For trading securities, realized and unrealized gains and losses are included in the accompanying consolidated statements of income. For available-for-sale securities, realized gains and losses are included in the consolidated statements of income. Unrealized gains and losses for these available-for-sale securities are reported in other comprehensive income, net of tax, in the consolidated statements of shareholders’ equity. The Company has no investments that are considered to be held-to-maturity securities.

Accounting for Stock Based Compensation

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

Revenue recognition

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 101, “ Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”), and Statement of Financial Accounting Standards (SFAS) No. 48 “ Revenue Recognition When Right of Return Exists.” SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

The Company is generally not contractually obligated to accept returns. However, on a case-by-case negotiated basis, the Company permits customers to return their products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when the Right of Return Exists", revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the consolidated financial statements.

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

Variable Interest Entities

Pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN 46R”) we are required to include in our consolidated financial statements the financial statements of variable interest entities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

Laiyang Jiangbo are considered a variable interest entity (“VIE”), and we are the primary beneficiary. On October 1, 2008, we entered into agreements with Laiyang Jiangbo to which we shall receive 100% of Laiyang Jiangbo’s net income. In accordance with these agreements, Laiyang Jiangbo shall pay consulting fees equal to 100% of its net income to our wholly-owned foreign subsidiary, GJBT, and GJBT shall supply the technology and administrative services needed to service Laiyang Jiangbo.

The accounts of Laiyang Jiangbo are consolidated in the accompanying financial statements pursuant to FIN 46R. As a VIE, Laiyang Jiangbo sales are included in our total sales, its income from operations is consolidated with our, and our net income includes all of Laiyang Jiangbo's net income. We do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in Laiyang Jiangbo that require consolidation of our financial statements and Laiyang Jiangbo financial statements.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 in fiscal year 2009. The Company is currently evaluating the impact, if any, that the adoption of SFAS 157 will have on its consolidated results of operations and consolidated financial position.

In February 2008, the FASB issued FASB Staff Position No. 157-1 ("FSP 157-1"), "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13." FSP 157-1 indicates that it does not apply under FASB Statement No. 13 (“SFAS 13”), "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141R, regardless of whether those assets and liabilities are related to leases.

Also in February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), "Effective Date of FASB Statement No. 157." With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated financial position or consolidated results of operations.

In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated results of operations or consolidated financial position.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or consolidated financial position.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP No. EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi). The Company is currently evaluating the impact of the adoption of EITF 07-5 on the accounting for related warrants transactions.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

As a smaller reporting company, we are not required to provide the information called for by Item 7A of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements" beginning on page F-1 below for our financial statements included in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 25, 2008, Sherb & Co., LLP (“Sherb & Co.”) was dismissed as the Company’s principal accountant engaged to audit its financial statements. Sherb & Co. had been engaged as the Company’s auditors since May 11, 2002 and audited the Company’s financial statements for the years ended September 30, 2007 and September 30, 2006.

Sherb & Co.’s report on the Company’s financial statements for the two years ended September 30, 2007 and September 30, 2006 did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Sherb & Co.’s reports for each of the years ended September 30, 2007 and September 30, 2006 were modified with respect to the uncertainty of the Company’s ability to continue as a going concern.

 Prior to their dismissal, there were no disagreements with Sherb & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sherb & Co. would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any “reportable events” as such term is described in Item 304(a)(1)(iv) of Regulation S-B.

Sherb & Co.’s dismissal was approved by the Company’s board of directors.

On February 25, 2008, the Company’s board of directors engaged Moore Stephens Wurth Frazer & Torbet, LLP ("Moore Stephens") to serve as the Company’s principal accountant to audit the Company’s financial statements. There have been no disagreements with our independent auditors. Prior to the engagement of Moore Stephens as the independent auditor, there were no consulting or other services provided to the Company by Moore Stephens.

ITEM 9A. CONTROLS AND PROCEDURES

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2008, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the significant deficiencies described below in "Management’s Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting

Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, management identified significant deficiencies and determined that our internal controls over financial reporting were not effective as of that date. The significant deficiencies related to the following:

1.  Accounting and Finance Personnel Weaknesses - US GAAP expertise - The current staff in the accounting department does not have extensive experience with U.S. GAAP, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

 2.  Lack of internal audit function– The Company lacks qualified resources to perform the internal audit functions properly, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the company. In addition, the scope and effectiveness of the internal audit function are yet to be developed.

3.  Absence of an Audit Committee – As of June 30, 2008, the Company did not have an Audit Committee in place.

During majority of fiscal year ended June 30, 2008, our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries and was not required to meet or apply U.S. GAAP requirements.  As a result, our current accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributes to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1.
On June 10, 2008, we engaged a full time Chief Financial officer, Ms. Elsa Sung, from the U.S. to serve as our Chief Financial Officer.  Ms. Sung has extensive experience in internal control and U.S. GAAP reporting compliance to review complex, non-routine transactions and to evaluate and approve the accounting treatment for such transactions. Additionally, we also plan on involving both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction.

2.
In July 2008, the Board of Directors authorized and approved creation of an Audit Committee that will oversee matters relating to the Company's financial reporting. We appointed an independent director who is qualified an "audit committee financial expert" in compliance with applicable SEC and current stock exchange rules and regulations to the committee. Each member of the Audit Committee is "independent" as defined in Section 10A of the Securities Exchange Act of 1934.

3.
We have and will continue to evaluate the internal audit function in relation to the Company’s financial resources and requirements. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to insure that the foregoing do not become material weaknesses.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Current Management

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees:

Name	Age	Position
Cao Wubo	43	Chief Executive Officer and Chairman of the Board
Elsa Sung	34	Chief Financial Officer
Xu Haibo	36	Chief Operating Officer and Director
Dong Lining	49	Vice President, Director of Technology
Yang Weidong	37	Vice President, Director of Sales
Xin Jingsheng	53	Director of Equipment
Xue Hong	40	Controller
Feng Xiaowei	40	Director
Huang Lei	26	Director
Ge Jian	36	Director
Michael Marks	37	Director
John (Yang) Wang	38	Director

Cao Wubo, age 43, has served as our chief executive officer and chairman of the board since October 2007. He has served as the chairman and general manager of Laiyang Jiangbo since 2003. From 1981 to 1988, Mr. Cao completed his military service in the Chinese Army, during which he was sales section director in Laiyang Yongkang Pharmaceutical Factory. From 1988 to 1998, he continued working in Laiyang Yongkang Pharmaceutical Factory as Marketing Manager. From 1998 to 2003, he was general manager of Laiyang Jiangbo Pharmacy Co. Ltd. and Laiyang Jiangbo Chinese and Western Pharmacy Co. Ltd. He is the founder of Laiyang Jiangbo Pharmacy Co. Ltd., Laiyang Jiangbo Chinese and Western Pharmacy Co. Ltd., and Laiyang Jiangbo Pharmaceutical Co. Ltd.

Elsa Sung, age 34, has served as our chief financial officer since October 2007. Prior to June 2008, she was also Vice President of CFO Oncall, Inc. Prior to joining CFO Oncall, Inc., Ms. Sung was an Audit Manager from January 2006 to July 2007 at Sherb & Co., Boca Raton, Florida, responsible for managing, monitoring, as well as performing audits for domestic and international clients. From June 2005 to December 2005, Ms. Sung was a Senior Internal Auditor at Applica Consumer Products, Inc., an U.S. publicly traded company. From 2002 to 2005, Ms. Sung was with Ernst & Young, LLP in West Palm Beach, Florida as a Senior Auditor in the Assurance and Advisory Business Service Group. Ms. Sung is a licensed CPA in the State of Georgia and a member of the American Institute of Certified Public Accountants. She received her Master of Business Administration and Bachelor’s Degree, graduated “Cum Laude,” in Accounting from Florida Atlantic University. She also holds a Bachelor’s Degree in Sociology from National Chengchi University in Taipei, Taiwan.

Xu Haibo, age 37, has served as our chief operating officer and director since October 2007. He has served as a deputy general manager of Laiyang Jiangbo since August 2006. He graduated from Shanghai Financial and Economic University in 1993 and has engaged in a banking career for more than ten years. From July 1993 to July 2004, he worked in the Bank of China Yantai Branch as Credit Clerk in the Credit Department, Section Chief in the Operation Department, Governor of the Bank of China Yantai Fushan Branch, and Director of the Risk Control Department in the Bank of China Yantai Branch. From August 2004 to July 2006, he was general manager of Shandong Province Licheng Investment Co. Ltd.

Dong Lining, age 49, has served as our vice president and director of technology since October 2007. He has served as deputy manager of Laiyang Jiangbo since July 2003. He graduated from Shandong Pharmacy University in 1995. From July 1986 to July 2003, he worked in Laiyang Biochemistry Pharmaceutical Factory, where he was a checker, technologist, workshop director, product technology section chief, technology deputy factory director, and factory director. He has published several pharmaceutical thesis articles in magazines such as, Chinese Biochemical Medical Magazine, Food and Drug, and China New Clinical Medicine.

Yang Weidong, age 37, has served as our vice president and director of sales since October 2007. He has served as a deputy general manager for Laiyang Jiangbo since August 2004. He graduated from Nanjing University with a masters degree. From February 1995 to March 2000, he worked at Jiangsu Yangtze Pharmaceutical Co. Ltd as a sales clerk. From April 2000 to July 2004, he was area director in Jiangsu Jizhou Pharmaceutical Co. Ltd.

Xin Jingsheng, age 53, has served as our director of equipment since October 2007. He has served as a deputy general manager of Laiyang Jiangbo since October 2003. He graduated from the Chinese People’s Liberation Army Shengqing Engineering Institute in August 1978. Mr. Xin has experience as a member of a group of trained personnel at 54685 Army Pharmacy from April 1983 to August 2001 and at China Laiyang Construction Bureau from August 2001 to September 2003. He has been engaged in the pharmaceutical industry for more than 20 years, and his varied experience includes positions as a technician, engineer assistant, engineer, deputy factory director, factory director and deputy general manager. He has participated in industry training held by the Chinese National Drug Supervising Department and Shandong Drug Supervising Department and is very familiar with laws and statutes in the Chinese pharmaceutical industry.

Xue Hong, age 40, has served as our controller since October 2007. She has served as finance controller of Laiyang Jiangbo since April 2003. From July 1988 to March 1990, she worked in Qingzhou Iron and Steel Works as quality control inspector and auditor. From March 1990 to March 1999, She was a quality examiner at Laiyang City Power Facility. From March 1999 to March 2000, she worked as an accountant at Laiyang Yongkang Company. From March 2000 to September 2003, she was the chief accountant of Laiyang Jiangbo Pharmacy.

Feng Xiaowei, age 40, has served as our director since October 2007. Mr. Feng graduated from Dalian Jiaotong University Railway Locomotive & Car Department with a bachelors degree and Jilin University Postgraduate Research Institute Foreign Economic Law Department with a masters degree. Over the course of his career, he has been procurator in Shenyang Railroad Transportation Procuratorate, associate professor in Jilin University, counsel in China Jilin International Trust and Investment Corporation, expert commissary of China Strategy and Administration Association, and deputy secretary-general of the “China Strengthening Self-Innovative Capacity and Building Innovative Nation Forum.” He has participated in the Research on National Economic Development Strategy and in the subject investigation of Beijing Olympic Games, Guangzhou Development Zone and Tianjin Development Zone. He has been commissioner of Yunnan Province Policy and Economic Development Task Team, commissioner of the Xinjiang Uygur Autonomous Region Policy and Economic Development Task Team and commissioner of the China Shi Hezi National Economic Development Zone Task Team. He is the founder of the Chinese Young People Network Home Co. Ltd., and has presided over the China Young People Card Project. From January 2003 to June 2005, he was Vice President of the Chinese Young People Network Home Co. Ltd. Mr. Feng has been the general manager of Anqiao International Investment Co., Ltd. since June 2005 through present.

Huang Lei, age 26, has served as our director since October 2007. Ms. Huang graduated from Kwantlen University College in Canada. She also earned her MBA degree from the University of British Columbia in October 2006. From November 2006 to 2007, she was a marketing manager in CúC Top Enterprises Ltd. Ms. Huang has published articles on business administration at Canada Weekly and school magazines, and earned the Best International Student Scholarship and a full scholarship. Ms. Huang speaks English, French, Mandarin and Cantonese, and has a working knowledge of accountancy and business administration.

Ge Jian, age 36, has served as our director since October 2007. Mr. Ge Jian graduated from Shandong University Management Sciences Department with a Bachelor of Business Administration in 1992. From 1992 to the end of 2000, he worked for the Development and Reform Commission of Yantai. From 2001 to 2006, he was the minister of the Capital Operation Department and the minister of the Development Department in Zhenghai Group Co. Ltd., and a director of Yantai Hualian Development Group Co. Ltd. Since 2006, he has been the general manager of Yantai Zhenghai Pawn Co. Ltd.

 Michael Marks, age 37, has served as our director since July 18, 2008. Since 2007, he has served as an independent director of China Housing & Land Development, Inc., a property developer in China. In 2006, Mr. Marks became the President of Middle Kingdom Alliance Corp., a publicly traded Special Purpose Acquisition Corporation active in China. In January of 2003, Mr. Marks founded the China practice of Sonnenblick Goldman, a real estate investment bank, and served as its Managing Director in China until December 2007. In 2001, he founded B2Globe, providing technology solutions to international internet businesses in Asia. In 1999, he co-founded Metro Corporate Training in Shanghai to offer training and management development, and was its Chief Executive Officer until 2001. From 1998 to 1999, Mr. Marks worked as a management consultant with Horwath Asia Pacific in Australia and China. From 1995 to 1998, Mr. Marks worked in the audit, corporate finance and advisory divisions of PricewaterhouseCoopers in South Africa. Mr. Marks received a Bachelor of Commerce (Honors) in 1994 and Masters of Commerce in 1997 from the University of the Witwatersrand in Johannesburg, South Africa. In 1998, he graduated with a Bachelor of Arts (Psychology) degree from the University of South Africa. In 1997, Mr. Marks became a Chartered Accountant in South Africa, and a Fellow of the Association of International Accountants in the United Kingdom in 1999. He speaks fluent Mandarin, French and English.

John (Yang) Wang, age 38, has served as our director since September 8, 2008. Since November 2004, Mr. Wang has been the President of Marbella Capital Partners. Since September 2007, he also serves as the CEO of Hambrecht Asia Acquisition Corp., and is on the Board of Directors of Hong Kong Stock Exchange listed Wuyi International Pharmaceuticals Company Limited. From 2000 to 2004, he was Executive Vice President of SBI E2-Capital (HK) Limited. From 1997 to 1999, he managed Accenture Consulting’s (formerly known as Andersen Consulting) Greater China communication, media and high tech strategy practice. Prior to that, he was the lead telecom analyst covering Greater China and Southeast Asia for Pyramid Research, an emerging market telecom research firm based in Cambridge, Massachusetts. Mr. Wang holds a Bachelor of Arts in International Relations from Tufts University and an M.A.L.D. degree in international law and business from The Fletcher School of Law and Diplomacy. He has over 15 years of experience in investment banking and consulting and speaks fluent Mandarin and English.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of Section 16(a) forms they file.

The Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them in fiscal year 2008.

Codes of Ethics.

In January 2006, we adopted a Code of Ethics and Business Conduct to provide guiding principles to our officers, directors and employees. Our Code of Ethics and Business Conduct also strongly recommends that all directors and employees of our company comply with the code in the performance of their duties. Generally, our Code of Ethics and Business Conduct provides guidelines regarding:

.	compliance with laws, rules and regulations
.	conflicts of interest,
.	insider trading,
.	corporate opportunities
.	competition and fair dealing,
.	discrimination and harassment,
.	health and safety,
.	record-keeping,
.	confidentiality,
.	protection and proper use of company assets, and
.	payments to government personnel.

A copy of the Code of Ethics and Business Conduct is included as Exhibit 14 to our 2007 annual report on Form 10-K filed with the SEC.

Meetings and Committees of the Board of Directors

The Board of Directors held board meetings at least four times during the fiscal year. In addition to meetings of the full Board, directors attended meetings of Board committees on which they served. The Board’s standing committees are the Audit and Compensation Committees.

Committee Membership

The following table shows the current membership on the standing committees:

Committee	Chair	Member	Member
Audit	Michael Marks	John (Yang) Wang	Feng Xiaowei
Compensation	Feng Xiaowei	John (Yang) Wang	Ge Jian

Audit Committee.

The Board of Directors has an Audit Committee established in accordance with section 3(a)(58) of Securities Exchange Act of 1934 (the “Exchange Act”). The Board of Directors has determined that each of the members of the Audit Committee is “independent,” as defined in the corporate governance listing standards of NASDAQ and Rule 10A-3 under the Exchange Act relating to audit committees. In addition, the Board has determined that all members of the Audit Committee are financially literate and that Mr. Marks qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission.

The committee assists the Board in fulfilling its oversight responsibilities relating to:

• our auditing, accounting and reporting practices;

• the adequacy of our systems of internal controls;
• and the quality and integrity of publicly reported financial disclosures.

In this role, the committee appoints the independent auditors and reviews and approves the scope of the audit, the financial statements and the independent auditors’ fees. The Audit Committee met one time since its first inception in July 2008, and the Chairman met with management and the external auditors prior to the release of our financial results.

The Audit Committee exercises the powers of the Board of Directors in connection with our accounting and financial reporting practices, and provides a channel of communication between the Board of Directors and independent registered public accountants.

Compensation Committee.

The Compensation Committee is comprised of three directors who meet the independence requirements of NASDAQ, are “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:

• reviewing and recommending approval of compensation of our executive officers;
• administering our stock incentive plan;
• and reviewing and making recommendations to our board with respect to incentive compensation and equity plans.

The Compensation Committee has yet to hold a meeting since its first inception in July 2008.

Stockholder Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of directors since our last annual report on form 10-KSB.

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

ITEM 11. EXECUTIVE COMPENSATION

Introductions

We endeavor to provide our “named executive officers” (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in-line with their roles and responsibilities when compared to peer companies of comparable size in the same or similar locality. It is not uncommon for PRC private corporations in that locality to have base salaries as the sole and only form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

Under the governance of our newly established compensation committee, we plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash compensation, and other equity-based compensation such as stock options. This compensation program shall be comparative to our peers in the industry and aimed to retain and attract talented individuals.

Director Compensation

The following table sets forth information concerning the compensation of each person who served as a non-employee director during our fiscal year ended June 30, 2008. The compensation for each of our executive officers who also served as a director during fiscal year ended June 30, 2008 is fully reflected under our “Summary Compensation of Named Executive Officers” disclosure below.

Director Compensation of Non-Employee Directors
for Fiscal Year Ended June, 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Feng Xiaowei (1)	$2,891	—		—	—	—	—		—
Huang Lei (1)	$2,891	—		—	—	—	—		—
Ge Jian (1)	$2,891	—		—	—	—	—		—
Michael Marks (4)	—	—		—	—	—	—		—
John (Yang) Wang (4)	—	—		—	—	—	—		—
Zhang Yihua (1) (2) (Former Director)	$28,91	—		—	—	—	—		—
Rodrigo Arboleda (Former Director)(2)	$23,333	$10,000	(5)		—	—	$12,250	(6)	$45,583
Robert D. Cain (Former Director )(3)	$20,417	$10,000	(7)		—	—	$29,524	(8)	$59,941

(1)
This individual was appointed as a director in connection with the Exchange Transaction on October 1, 2007, and therefore did not receive any compensation from the Company for the first quarter of fiscal year 2008.

(2)	Effective July 18, 2008, Ms. Zhang Yihua and Mr. Rodrigo Arboleda resigned as a member of our board of directors.

(3)	Effective September 9, 2008, Mr. Robert Cain resigned as a member of our board of directors.

(4)	The director was appointed subsequent to the June 30, 2008 fiscal year end, and therefore did not receive any compensation from the Company in fiscal year 2008.

(5)	The director was granted 1,250 shares of our restricted common stock in fiscal year 2008 valued at $10,000 in June 2008.

(6)	The $12,250 was for the amortization of deferred compensation related to the unamortized portion of the value of the stock awards issued in fiscal year 2007.

(7)	The director was granted 1,250 shares of our restricted common stock in fiscal year 2008 valued at $10,000 in June 2008.

(8)
In connection with certain business consulting services Mr. Robert Cain provided to the Company, the Company paid a cash payment of $12,024 in fiscal year 2008 to Mr. Cain. The additional $17,500 related to the amortization of deferred compensation related to the unamortized portion of the value of the stock awards issued in fiscal year 2007.

The non-executive directors would also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board of Directors and committees on which they would serve.

 Executive Compensation

The following is a summary of the compensation we paid for each of the three years ended June 30, 2008, 2007 and 2006, respectively (unless otherwise provided) (i) to the persons who acted as our principal executive officers during the three years, (ii) to the person who acted as our principal financial officer or acted in a similar capacity during the three years and (iii) our other executive officers received compensation in excess of $100,000 in these three year. We refer to these individuals in this 10-K as “named executive officers.”

Summary Compensation of Named Executive Officers

The following table reflects all compensation awarded to, earned by or paid to our named executive officers for our fiscal years ended June 30

Name and Principal Position	Fiscal Year Ended		Salary ($)		Bonus ($)		Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Cao Wubo, Chairman of the Board, Chief Executive Officer, and President	2008 2007 2006		$ $ $	117,000 2,460 2,269		— — —	— — —		— — —	— — —	— — —	— — —		$ $ $	117,000 2,460 2,269

Elsa Sung, Chief Financial Officer (1)	2008 2007 2006	(2)		$67,500 — —		— — —	$27,000 — —		$10,847 — —	— — —	$26,295 — —	— — —			$131,642 — —

Xu Haibo, Director, Chief Operating Officer	2008 2007 2006		$ $ $	50,400 1,845 908		— — —	— — —		— — —	— — —	— — —	— — —		$ $ $	50,400 1,845 908

Gary Wolfson, Former Director and Former Chief Executive Officer (3)	2008 2007 2006	(4) (5) (6)	$ $ $	45,375 178,062 167,750	$	— 415,970 —	— — —	$ $ $	311,348 302,733 512,675	— — —	— — —	— — -		$ $ $	356,723 896,765 680,425

Adam Wasserman, Former Chief Financial Officer (3)	2008 2007 2006		$ $	26,803 80,407 —	$	— 36,500 —	— — —		— — —	— — —	— — —	— — —		$ $	26,803 116,907 —

Kenneth Clinton, Former Director and Former President (3)	2008 2007 2006	(7) (8) (9)	$ $ $	45,375 178,062 167,750	$	— 350,112 —	— — —	$ $ $	311,348 302,733 512,675	$311,348 — —	— — —	— $603,000 —	(8)	$ $ $	356,723 1,433,907 680,425

(1) Ms. Sung was appointed as our Chief Financial Officer in connection with the Exchange Transaction on October 1, 2007, and therefore did not receive any compensation from the Company for the most recent fiscal year ended September 30, 2007.

(2) Ms. Sung’s compensation for fiscal 2008 included $94,500 salary payable under the terms of his employment agreement, of which $67,500 was paid by cash, issuance of 3375 shares of our restricted common stock valued at of $27,000 in June 2008 and options to purchase 2,000 shares of our common stock at an exercise price of $12 per share representing other annual compensation which were valued at $10,847 pursuant to the terms of her employment agreement. Options to purchase 5,500 shares of our common stock at an average exercise price of $20.09 per share representing nonqualified deferred compensation earnings other annual compensation which were valued at $26,250 pursuant to the terms of her employment agreement. During our fiscal year ended June 30, 2008, we granted Ms. Sung options for 2,000 shares exercisable at a price of $12 per share, 1,750 shares exercisable at a price of $16 per share, 1,875 shares exercisable at a price of $20 per share and 1,875 shares exercisable at $24 per share with vesting period, 500 shares exercisable at a price of $0.105 per share, which was the lowest closing price of our common stock on the OTC Bulletin Board in the 5 trading days immediately preceding the grant date. These options were granted to Ms. Sung in June, 2008. The options expire on June 10, 2013. The value of the option award was calculated using the Black-Scholes option pricing model based on the following assumptions: weighted average life of 5 years; risk-free interest rate of 3.57%; volatility rate of 95%; and weighted average fair market value of $0.1238 per share at date of grant. The aggregate number of stock awards and option awards issued to Ms. Sung and outstanding as of June 30, 2008 is 3,375 and 7,500, respectively. A description of her employment agreement can be found below in the section titled “Employment Agreements”.

(3) Effective October 1, 2007, Mr. Gary Wolfson resigned from his positions as Chief Executive Officer and a director of the Company, Mr. Adam Wasserman resigned as Chief Financial Officer of the Company and Mr. Kenneth Clinton resigned from his positions as President and a director of the Company.

(4) Mr. Wolfson’s compensation for fiscal 2008 included $45,250 salary payable under the term of his employment agreement and options to purchase 61,036 shares of our common stock at an exercise price of $4.20 per share representing other annual compensation which were valued at $311,348 pursuant to the terms of his employment

(5) Mr. Wolfson's compensation for fiscal 2007 included $178,062 salary payable under the terms of his employment agreement, $415,970 bonus payment, of which $326,845 was paid through the distribution of LTUS shares that were held in our investment securities account and Options to purchase 48,379 shares of our common stock at an exercise price of $3.72 per share representing other annual compensation which were valued at $302,733 pursuant to the terms of his employment agreement,

(6) Mr. Wolfson's compensation for fiscal 2006 included $167,750 salary payable under the terms of his employment agreement, of which $80,078 was paid through the issuance of 48,829 shares of our common stock upon the exercise of stock options and 42,448 shares of our common stock valued at $84,896 issued to him in September 2005, options to purchase 92,500 shares of our common stock at an exercise price of $5.8 per share representing other annual compensation which were valued at $512,675 pursuant to the terms of his employment agreement.

(7) Mr. Clinton’s compensation for fiscal 2008 inlcuded $45,250a salary payable under the term of his employment agreement and options to purchase 61,036 shares of our common stock at an exercise price of $4.20 per share representing other annual compensation which were valued at $311,348 pursuant to the terms of his employment

(8) Mr. Clinton's compensation for fiscal 2007 included $178,062salary payable under the terms of his employment agreement, $350,112 bonus payment, of which $326,845 was paid through the distribution of LTUS shares that were held in our investment securities account, an one time distribution of 3,350,000 shares of SPEH common stock valued at $603,000, and options to purchase 61,035 shares of our common stock at an exercise price of $4.2 per share representing other annual compensation which were valued at $311,348 pursuant to the terms of his employment.

(9) Mr. Clinton's compensation for fiscal 2006 included $167,750 salary payable under the terms of his employment agreement, of which $80,078 was paid through the issuance of 48,379 shares of our common stock upon the exercise of stock options and 42,448 shares of our common stock valued at $84,896 issued to him in September 2005, options to purchase 92,500 shares of our common stock at an exercise price of $5.8 per share representing other annual compensation which were valued at $512,675 pursuant to the terms of his employment agreement.

Outstanding Equity Awards

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of June 30, 2008 for the named executive officers below:

Outstanding Equity Awards at Fiscal Year Ended
June 30, 2008

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Elsa Sung	-	2,000 1,750 1,875 1,875	0	$ $ $ $	12 16 20 24	6/10/2013 6/10/2013 6/10/2013 6/10/2013	0	0	0	0

Gary Wolfson (1)	61,036	0	0		$4.2	12/31/2010	0	0	0	0

(1)	These options were fully vested as of July 1, 2007.

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

Employment Agreements.

Effective June 10, 2008, the Company entered into an employment agreement (the “Employment Agreement”) with Ms. Sung, our Chief Financial Officer. In accordance with the terms of the Employment Agreement, Ms. Sung will receive an annual base salary of $120,000 and will be entitled to receive performance bonuses of (i) $18,000 if the Company is successfully listed or quoted on the New York Stock Exchange, the American Stock Exchange, the NASDAQ Select Market, the NASDAQ Global Market or the NASDAQ Capital Market; (ii) $8,000 if the Company meets its 2008 Guaranteed EBT ( the Company’s adjusted 2008 earnings before taxes is more than $26,700,000 USD or, the Company’s 2008 adjusted fully diluted earnings before taxes per share is less than $1.6 USD); and (iii) $20,000 if the Company meets its 2009 Guaranteed EBT ( the Company’s adjusted 2009 earnings before taxes is less than $38,400,000 USD or, the Company’s adjusted fully diluted earnings before taxes per share is less than $2.32 USD). In addition, In connection with Ms. Sung’s employment, the Board of Directors has approved a non-qualified stock option grant to Ms. Sung in the amount of 7,500 shares of common stock of the Company vesting over an eighteen months period. All shares pursuant to the option must be exercised within five years after the grant date. If the Company terminates Ms. Sung, without cause or if Ms. Sung terminates her employment for Good Reason (as defined therein), Ms. Sung is entitled to receive (i) a lump sum cash payment equal to any accrued and unpaid salary and bonus; (ii) an amount equal to the sum of (a) 80% of her then current base salary and (b) 50% of the average annual cash bonus payments during the preceding 2 fiscal years, with such sum payable in 6 substantially equal monthly installments; and (iii) 6 months of medical and life insurance costs. If the Company terminates Ms. Sung’s employment with Cause, she is entitled to his accrued and unpaid salary and accrued and unpaid bonus through the effective date of termination as well as the reimbursement of any expenses.

Potential payments upon termination or change-in-control.

The employment contract with Ms. Sung provided the terms of potential payments upon termination. A description of her employment agreement can be found above in the section titled “Employment Agreements”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 2008, certain information concerning the beneficial ownership of our Common Stock by (i) each shareholder known by us to own beneficially five percent or more of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Laiyang Jiangbo Pharmaceuticals Enterprises, Inc., Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park, Laiyang City, Yantai, Shandong Province, PRC 265200. The percentage of class beneficially owned set forth below is based on 10,327,844 shares of common stock outstanding on June 30, 2008. The issued and outstanding shares do not include 2,489,983 shares of our common stock issuable upon the exercise of our outstanding warrants and options.

Named Executive Officers and Directors	Number of Shares of Common Stock Beneficially Owned (1) (2)		Percentage of Outstanding Common Stock
Cao Wubo, Chief Executive Officer and Chairman of the Board†	4,856,592	(3)	47.02%
Elsa Sung, Chief Financial Officer†	3,875		*
Xu Haibo, Vice President, Chief Operating Officer and Director†	0		-0 -
Dong Lining, Vice President, Director of Technology†	0		-0 -
Yang Weidong, Vice President, Director of Sales†	0		-0 -
Xin Jingsheng, Director of Equipment†	0		-0 -
Xue Hong, Controller†	0		-0 -
Feng Xiaowei, Director†	0		-0 -
Huang Lei, Director†	0		-0 -
Ge Jian, Director†	9,993		*
Michael Marks†	0		-0 -
John (Yang) Wang†	0		-0 -
Total Held by Directors and Executive Officers (twelve individuals)	4,870,460		47.16%

5% Shareholders
Verda International Limited (4) A-1 Building Dasi Street Laiyan City, Shandong Province, PRC	4,856,592		47.02%
Wang Renhui No. 57-2-14-1 Chaoyang Street Dalin, PRC	559,608		5.42%
Pope Investments LLC(5)(6) 5100 Poplar Avenue, Suite 805 Memphis, Tennessee 38137	1,146,250		9.99%
Ardsley Advisory Partners(7) 262 Harbor Drive Stamford, Connecticut 06902	693,750		6.72%
Ardsley Partners I(7) 262 Harbor Drive Stamford, Connecticut 06902	686,250		6.64%

* Represents less than one percent (1%).

(1)
Based on 10,327,844 outstanding shares of Common Stock as of June 30,2008. Of the 10,327,844 shares, 560,000 shares are not considered issued and outstanding for our earnings per share calculation at June 30, 2008 as the issuance is contingent on the occurrence of certain future events.

(2)
Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within sixty (60) days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within sixty (60) days of the date indicated above, have been exercised.

(3)
Includes 4,856,592 shares of common stock owned by Verda International Limited, a company of which Mr. Cao is the Executive Director and owner of 100% of the equity interest. The address for Verda International Limited is A-1 Building Dasi Street,Laiyang City, Shandong province, China.

(4)	The natural person with voting power and investment power on behalf of Verda International Limited is Mr. Cao Wubo.

(5)
Includes (i) 625,000 shares of Common Stock issuable to Pope Investments LLC,, upon conversion of $5,000,000 aggregate principal amount of the Company’s Debentures and 400,000 shares of Common Stock issuable upon exercise of the November Warrants and (ii) up to an additional 4,850,000 shares of Common Stock of the 2,125,000 shares of Common Stock issuable to Pope Investments upon conversion of $17,000,000 aggregate principal amount of the Company’s Notes and 1,062,500 shares of Common Stock issuable upon exercise of 1,062,500 Class A Warrants. Pope Asset Management LLC, a Tennessee limited liability company (“Pope Asset”) serves as an investment adviser and/or manager to Pope Investments. Pope Asset is the sole manager for Pope Investments and has sole voting control and investment and disposition power and discretion with respect to all securities held by Pope Investments. Pope Asset may be deemed to beneficially own shares owned or held by, or held for the account or benefit of, Pope Investments. Mr. William P. Wells is the sole manager of Pope Asset. Mr. Wells may be deemed to own shares owned or held by, or held for the account or benefit of, Pope Investments. Pope Asset and Mr. Wells do not directly own any shares of Common Stock

(6)
The percentage of shares of Common Stock that may be beneficially owned by Pope Investments is limited to 9.99% and no shares of Common Stock in excess of this beneficial ownership limitation may be issued by the Company to Pope Investments. This limitation may be waived by Pope Investments at any time upon 61 days’ notice to the Company.

(7)
Beneficial ownership information derived from a Schedule G filed with the SEC on June 10, 2008 by Ardsley Partners Fund II, L.P., Ardsley Partners Institutional Fund, L.P., Ardsley Offshore Fund Ltd., Ardsley Advisory Partners, Ardsley Partners I and Philip J. Hempleman.

Securities Authorized for Issuance Under Equity Compensation Plans or Individual Compensation Arrangements

The following table sets forth information as of June 30, 2008 regarding securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan and our 2003 Stock Option, our 2004 Stock Plan as amended and any compensation plans not previously approved by our shareholders as of June 30, 2008.

Equity Compensation as of June 30, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)

Equity Compensation Plans or Individual Compensation Arrangements Not Approved by Security Holders (1)	133,400 2,000 1,750 1,875 1,875	$ $ $ $ $	4.20 12.00 16.00 20.00 24.00	0

TOTAL	140,900		$5.18	0

(1)
Equity compensation plan not approved by shareholders is comprised of options granted and/or restricted stock to be issued to employees and non-employees, including directors, consultants, advisers, suppliers, vendors, customers and lenders for purposes including to provide continued incentives, as compensation for services and/or to satisfy outstanding indebtedness to them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Agreement and Plan of Share Exchange

On October 1, 2007, we executed a Share Exchange Agreement (“Exchange Agreement”) by and among Karmoya International Limited, a British Virgin Islands company (“Karmoya”), and the shareholders of 100% of Karmoya’s capital stock (the “Karmoya Shareholders”) on the one hand, and us and the majority shareholders of our capital stock (the “Genesis Shareholders”) on the other hand. Separately, Karmoya owns 100% of the capital stock of Union Well International Limited, a Cayman Islands company (“Union Well”), which has established and owns 100% of the equity in Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., a wholly foreign owned enterprise in the People’s Republic of China (“GJBT”). GJBT has entered into consulting service agreements and equity-related agreements with Laiyang Jiangbo Pharmaceutical Co., Ltd. (“Laiyang Jiangbo”), a limited liability company headquartered in, and organized under the laws of, China.

Under the Exchange Agreement, on the Closing Date, we issued 5,995,780 shares of our Series B Voting Convertible Preferred Stock, which were converted into 299,789,000 shares of our common stock on October 26, 2007. As a result of this transaction, the Karmoya Shareholders became our controlling shareholders and Karmoya became our wholly owned subsidiary. In connection with Karmoya becoming our wholly owned subsidiary, we acquired the business and operations of the LJ Group, and our principal business activities continued to be conducted through the LJ Group’s operating company in China, Laiyang Jiangbo.

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

Related Parties Transactions of Laiyang Jiangbo

Set forth below are the related parties transactions since June 30, 2007 between Laiyang Jiangbo’s shareholders, officers and/or directors, and Laiyang Jiangbo. As a result of the Exchange Transaction, we have contractual arrangements with Laiyang Jiangbo which give us the ability to substantially influence Laiyang Jiangbo's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

Accounts receivable - related parties

The Company is engaged in business activities with three related parties, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd, and Yantai Jiangbo Pharmaceuticals Co., Ltd. The Company’s Chief Executive Officer and other majority shareholders have 100% ownership of these entities. At June 30, 2008 and 2007, accounts receivable from the Company’s product sales to these related entities were $673,808 and $498,940, respectively. Accounts receivable due drom related parties are receivable in cash and due within 3 to 6 monhts. For the years ended June 30, 2008, 2007, and 2006, the Company recorded sales to related parties as follows:

Name of Related Party	Relationship	Net Revenues
		2008	2007	2006

Jiangbo Chinese-Western Pharmacy	90% owned by Chief Executive Officer	$1,622,935	$3,018,502	$2,471,143

Laiyang Jiangbo Medicals, Co. Ltd	60% owned by Chief Executive Officer	1,185,183	436,909	231,722

Yantai Jiangbo Pharmaceuticals Co., Ltd.	Owned by Other Related Party	2,755,980	478,470	1,210,587

Total		$5,564,098	$3,933,881	$3,913,452

Other income from related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy. For the years ended June 30, 2008, 2007, and 2006, the Company recorded other income of $110,152, $102,472, and $59,775 from leasing the two buildings.

Other payables - related parties

Prior to fiscal year 2008, the Company received advances from its director, shareholders and related parties for its operating activities. At June 30, 2008 and 2007, the Company had payable balances due to its shareholders and related parties amounting to $164,137 and $933,132, respectively. These advances are short-term in nature and bears interest rate at 0%, and 5.84% per annum, for 2008 and 2007, respectively. The interest rate for 2007 was calculated by using the Company’s 2007 average outstanding bank loan interest rate. The amount is expected to be repaid in the form of cash.

At June 30, 2008 and 2007, other payables - related parties consisted of the following:

	2008	2007
Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board, with annual interest at 0% and 5.84%, for 2008 and 2007 respectively, and unsecured.	$164,137	$447,531

Payable to Xun Guihong, shareholder and sister of CEO’s spouse, with annual interest at 5.84% for 2007 respectively, and unsecured.	-	280,334

Payable to Zhang Yihua, shareholder of the Company and Yantai Jiangbo Pharmaceuticals, and nephew of CEO, with annual interest at 5.84% for 2007, and unsecured.	-	29,665

Payable to Yantai Jiangbo Pharmaceuticals, an affiliated company, with annual interest at 5.84% for 2007, and unsecured.	-	106,910

Payable to Laiyang Jiangbo Medicals, an affiliated company, with annual interest at 5.84% for 2007, and unsecured.	-	68,249

Payable to Xun Guifang, who is the direct relative of a Company's shareholder.	-	443
Total other payable-related parties	$164,137	$933,132

 Related Party Transactions of Genesis Technology Group, Inc.

Set forth below are the related party transactions since June 30, 2007 between the shareholders, officers and/or directors of Genesis Technology Group, Inc (“Genesis”), our predecessor, and Genesis.

On July 31, 2007, Genesis’s then 51% owned subsidiary, Genesis Equity Partners LLC, II (“GEP II”), issued a promissory note to a member of GEP II in the amount of $190,000 for working capital purposes. The note bears interest at 10% per annum and is due on July 31, 2008 GEP II was subsequently dissolved and we assumed this obligation. Upon receipt by us of shares or other equity distribution in connection with the reverse merger transaction with a certain GEP II client and distribution of 24.5% of the reverse merger distribution to the note holder in accordance with the terms of GEP II’s operating agreement, our obligation under this note shall terminate. The note is secured by 2,000,000 shares of our common stock which may be adjusted from time to time.

On July 23, 2007, Genesis entered into a one-year consulting agreement for business advisory and investor relations services with a company related to a member of its then-subsidiary, GEP. In connection with this agreement, it transferred 100,000 shares of LTUS to this consultant with a fair market value of $100,000. The consulting agreement has been terminated.

 May 2008 Escrow Agreement

In connection with the May 2008 Financing, Mr. Cao, the Company’s Chief Executive Officer and Chairman of the Board, placed 3,750,000 shares of common stock of the Company owned by him into an escrow account pursuant to a make good escrow agreement, dated May 30, 2008 (the “Make Good Escrow Agreement”). In the event that either (i) the Company’s adjusted 2008 earnings before taxes is less than $26,700,000 USD (“2008 Guaranteed EBT”) or (ii) the Company’s 2008 adjusted fully diluted earnings before taxes per share is less than $1.6 USD (“2008 Guaranteed Diluted EBT”), 1,500,000 of such shares (the “2008 Make Good Shares”) are to be released pro rata to the May 2008 Investors. In the event that either (i) the Company’s adjusted 2009 earnings before taxes is less than $38,400,000 USD (“2009 Guaranteed EBT”) or (ii) the Company’s adjusted fully diluted earnings before taxes per share is less than $2.32 USD (or $2.24 USD if the 500,000 shares of common stock held in escrow in connection with the November 2007 private placement have been released from escrow) (“2009 Guaranteed Diluted EBT”), 2,250,000 of such shares (the “2009 Make Good Shares”) are to be released pro rata to the May 2008 Investors. Should the Company successfully satisfy these respective financial milestones, the 2008 Make Good Shares and 2009 Make Good Shares will be returned to Mr. Cao. In addition, Mr. Cao is required to deliver shares of common stock owned by him to the Investors on a pro rata basis equal to the number of shares (the “Settlement Shares”) required to satisfy all costs and expenses associated with the settlement of all legal and other matters pertaining to the Company prior to or in connection with the completion of the Company’s October 2007 share exchange in accordance with formulas set forth in the May 2008 Securities Purchase Agreement (post 40-to-1 reverse split).

Director Independence

For our description of director independence, see “Board Committees and Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current principal accountants, Moore Stephens Wurth Frazer and Torbet, LLP for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

Fiscal 2008
Audit Fees	$185,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$185,000

Aggregate fees billed by our previous principal accountants, Sherb & Co., for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	Fiscal 2007	Fiscal 2006
Audit Fees	$82,500	$66,000
Audit-Related Fees	0	-
Tax Fees	12,500	-
All Other Fees	0	-
Total	$95,000	$66,000

Audit Fees— This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees— This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

 Tax Fees— This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

 All Other Fees— This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures— Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statements Schedules

The following financial statements of Genesis Pharmaceuticals Enterprises, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

(b) Exhibits

*Filed Herewith

Exhibit Number	Description
2.1	Share Acquisition and Exchange Agreement by and among Genesis, Karmoya and Karmoya Shareholders dated October 1, 2007 (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Articles of Amendment to Articles of Incorporation (2)
3.4	Articles of Amendment to Articles of Incorporation (2)
3.5	Articles of Amendment to Articles of Incorporation (3)
3.6	Articles of Amendment to Articles of Incorporation (4)
4.1	Articles of Amendment to Articles of Incorporation, Preferences and Rights of Series A Preferred Stock (5)
4.2	Articles of Amendment to Articles of Incorporation, Preferences and Rights of Series B Voting Convertible Preferred Stock (6)
4.3	6% Convertible Subordinated Debenture, dated November 7, 2007 (7)
4.4	Common Stock Purchase Warrant, dated November 7, 2007 (7)
4.5	Form of 6% Convertible Note (8)
4.6	Form of Class A Common Stock Purchase Warrant (8)
10.1	Securities Purchase Agreement, dated as of November 6, 2007, between Genesis Pharmaceuticals Enterprises, Inc. and Pope Investments, LLC (7)
10.2	Registration Rights Agreement, dated as of November 6, 2007, between Genesis Pharmaceuticals Enterprises, Inc. and Pope Investments, LLC (7)

10.3	Closing Escrow Agreement, dated as of November 6, 2007, by and among Genesis Pharmaceuticals Enterprises, Inc., Pope Investments, LLC and Sichenzia Ross Friedman Ference LLP (7)
10.4
Securities Purchase Agreement, dated May 30, 2008, by and among the Company, Karmoya International Ltd., Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., Wubo Cao and the investors party thereto (8)

10.5	Make Good Escrow Agreement, dated May 30, 2008, by and among the Company, the investors party thereto, Pope Investments LLC, Wubo Cao and Loeb & Loeb LLP (8)
10.6	Holdback Escrow Agreement, dated May 30, 2008, by and among the Company, the investors party thereto and Loeb & Loeb LLP (8)
10.7	Registration Rights Agreement, dated May 30, 2008, by and among the Company and the investors party thereto (8)
10.8	Lock-up Agreement, dated May 30, 2008, between the Company and Wubo Cao (8)
10.9	Employment Agreement between Elsa Sung and the Company, dated June 10, 2008 (9)
10.10	Consulting Agreement between the Company and Robert Cain, dated September 10, 2008 (10)
14.1	Code of Business Conduct and Ethics (11)
99.1	Consulting Services Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.2	Equity Pledge Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.3	Operating Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.4	Proxy Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.5	Option Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.6	Audit Committee Charter (12)
99.7	Compensation Committee Charter (12)

(1)	Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007.

(2)	Incorporated by reference to the Company’s Form 8-K filed on September 1, 1999.

(3)	Incorporated by reference to the Company’s Form 8-K filed on August 21, 2008.

(4)	Incorporated by reference to the Company’s Form 8-K filed on September 5, 2008.

(5)	Incorporated by reference to the Company’s Form 10-QSB filed on January 22, 2004.

(6)	Incorporated by reference to the Company’s Form 8-K filed on October 9, 2007.

(7)	Incorporated by reference to the Company’s Form 8-K filed on November 9, 2007.

(8)	Incorporated by reference to the Company’s Form 8-K filed on June 3, 2008.

(9)	Incorporated by reference to the Company’s Form 8-K filed on June 12, 2008.

(10)	Incorporated by reference to the Company’s Form 8-K filed on September 12, 2008.

(11)	Incorporated by reference to the Company's Form 10-KSB filed on January 13, 2006.

(12)	Incorporated by reference to the Company's Form S-1/A filed on August 26, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 29, 2008.

GENESIS PHARMACEUTICALS ENTERPISES, INC.

/s/ Cao Wubo
Cao Wubo, Chief Executive Officer and President

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Cao Wubo	Chairman of the Board, Chief Executive Officer and President	September 29, 2008
Cao Wubo

/s/ Xu Haibo	Vice President, Chief Operating Officer and Director	September 29, 2008
Xu Haibo

/s/ Elsa Sung	Chief Financial Officer	September 29, 2008
Elsa Sung

/s/ Xue Hong	Financial Controller	September 29, 2008
Xue Hong

/s/ Feng Xiaowei	Director	September 29, 2008
Feng Xiaowei

/s/ Huang Lei	Director	September 29, 2008
Huang Lei

/s/ Ge Jian	Director	September 29, 2008
Ge Jian

/s/Michael Marks	Director	September 29, 2008
Michael Marks

/s/John (Yang) Wang	Director	September 29, 2008
John (Yang) Wang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Genesis Pharmaceuticals Enterprises, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Genesis Pharmaceuticals Enterprises, Inc. and Subsidiaries (the "Company") as of June 30, 2008 and 2007, and the consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008. Genesis Pharmaceuticals Enterprises, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Pharmaceuticals Enterprises, Inc and Subsidiaries as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/S/ Moore Stephens Wurth Frazer and Torbet, LLP

Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
September 26, 2008

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$48,195,798	$17,737,208
Restricted cash	7,839,785	8,410,740
Investments	2,055,241	-
Accounts receivable, net of allowance for doubtful accounts of $155,662 and $166,696 as of June 30, 2008 and 2007, respectively	24,312,077	11,825,442
Accounts receivable - related parties	673,808	498,940
Notes receivables	-	57,965
Inventories	3,906,174	5,130,934
Other receivables	152,469	23,623
Advances to suppliers	1,718,504	313,018
Financing costs - current	680,303	-
Other assets	-	100,968
Total current assets	89,534,159	44,098,838

PLANT AND EQUIPMENT, net	11,225,844	10,179,134

OTHER ASSETS:
Restricted investments	2,481,413	-
Financing costs, net	1,236,641	-
Intangible assets, net	9,916,801	1,119,087
Total other assets	13,634,855	1,119,087

Total assets	$114,394,858	$55,397,059

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,341,812	$2,051,506
Short term bank loans	2,772,100	4,602,500
Notes payable	5,843,295	8,410,740
Other payables	3,671,703	1,367,052
Other payables - related parties	164,137	933,132
Accrued liabilities	334,439	216,468
Liabilities assumed from reorganization	1,084,427	-
Dividends payable	-	10,520,000
Taxes payable	166,433	-
Total current liabilities	16,378,346	28,101,398

CONVERTIBLE DEBT, net of discount $32,499,957 and $0 as of June 30, 2008 and 2007, respectively	2,500,043	-

Total liabilities	18,878,389	28,101,398

COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

SHAREHOLDERS' EQUITY:
Convertible preferred stock Series A ($0.001 par value; 0 and 218,000 shares authorized; 0 shares issued and outstanding as of June 30, 2008 and 2007	-	-
Common Stock ($0.001 par value,15,000,000 and 5,000,000 shares authorized, 9,767,844 and 7,494,740 shares issued and outstanding as of June 30, 2008 and 2007)	9,770	7,495
Treasury stock		(2,805)
Paid-in-capital	45,554,513	18,344,309
Captial contribution receivable	(11,000)	(12,011,000)
Retained earnings	39,008,403	17,653,584
Statutory reserves	3,253,878	2,157,637
Accumulated other comprehensive income	7,700,905	1,146,441
Total shareholders' equity	95,516,469	27,295,661
Total liabilities and shareholders' equity	$114,394,858	$55,397,059

 See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	2008	2007	2006
REVENUES:
Sales	$93,982,407	$72,259,812	$45,242,987
Sales - related parties	5,564,098	3,933,881	3,913,452
TOTAL REVENUE	99,546,505	76,193,693	49,156,439

Cost of sales	21,072,674	19,961,439	13,628,107
Cost of sales - related parties	1,433,873	1,200,091	2,058,126
COST OF SALES	22,506,547	21,161,530	15,686,233

GROSS PROFIT	77,039,958	55,032,163	33,470,206

RESEARCH AND DEVELOPMENT EXPENSE	3,235,715	11,143,830	13,642,200

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	41,593,197	25,579,361	7,894,672

INCOME FROM OPERATIONS	32,211,046	18,308,972	11,933,334

OTHER (INCOME) EXPENSE, NET
Other expense, net	708,338	-	7,176
Non-operating (income) expense	(1,391,301)	(6,586,956)	1,230
Interest expense, net	3,092,183	211,616	378,410
Loss (Income) from discontinued business	380,027	-	-
OTHER EXPENSE, NET	2,789,247	(6,375,340)	386,816

INCOME BEFORE PROVISION FOR INCOME TAXES	29,421,799	24,684,312	11,546,518

PROVISION FOR INCOME TAXES	6,970,739	2,631,256	3,810,351

NET INCOME	22,451,060	22,053,056	7,736,167

OTHER COMPREHENSIVE INCOME:
Unrealized gain on marketable securities	1,347,852	-	-
Foreign currency translation adjustment	5,206,612	1,018,130	128,311

COMPREHENSIVE INCOME	$29,005,524	$23,071,186	$7,864,478

WEIGITED AVERAGE NUMBER OF SHARES:
Basic	9,164,127	7,494,740	7,494,740
Dilulted	9,737,832	7,494,740	7,494,740

EARNINGS PER SHARE:
Basic	$2.45	$2.94	$1.03
Diluted	$1.84	$2.94	$1.03

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Par Value $0.001		Par Vaule $0.001		Par Vaule $0.001		Treasury Stock		Additional	Capital	Retained Earnings		Accumulated other
	Number	Preferred	Number	Preferred	Number	Common	Number	Treasury	Paid-in	contribution	Statutory	Unrestricted	comprehensive
	of share	stock	of share	stock	of shares	stock	of shares	stock	capital	receivable	reserves	earnings	income	Totals
BALANCE, June 30, 2006	-	$-	-	$-	7,494,740	$7,495	10,000	$(2,805)	$13,216,309	$(12,011,000)	$648,667	$7,453,498	$128,311	$9,440,475
														-
Capital contribution									5,128,000					5,128,000
Dividend distribution												(10,344,000)		(10,344,000)
Net income												22,053,056		22,053,056
Adjustment to statutory reserve											1,508,970	(1,508,970)		-
Foreign currency translation gain													1,018,130	1,018,130
BALANCE, June 30, 2007	-	$-	-	$-	7,494,740	$7,495	10,000	$(2,805)	$18,344,309	$(12,011,000)	$2,157,637	$17,653,584	$1,146,441	$27,295,661

Recapitalization of Company	15,400	15			2,131,603	2,132			3,815,813					3,817,959
Common stock Issued for conversion of options					44,031	44			(44)					-
Issuance of common stock @ $4.80 per share					37,500	38			179,963					180,001
Exercise of stock options to common stock @ $4.20 per share					37,500	38			157,463					157,501
Conversion of convertible preferred stock A to common stock	(15,400)	(15)			16,595	17			(2)					-
Capital contribution registered									(12,000,000)	12,000,000				-
Sales of treasury stock							(10,000)	2,805	(830)					1,975
Grant of warrants and beneficial conversion feature
in connection with convertible debt									35,000,000					35,000,000
Common stock issued for service @ $8.00 per share					5,875	6			46,994					47,000
Stock option compensation									10,847					10,847
Net income												22,451,060		22,451,060
Adjustment to statutory reserve											1,096,241	(1,096,241)		-
Change in fair value on restricted marketable equity securities													1,347,852	1,347,852
Foreign currency translation gain													5,206,612	5,206,612
BALANCE, June 30, 2008	-	$-	-	$-	9,767,844	$9,770	-	$-	$45,554,513	$(11,000)	$3,253,878	$39,008,403	$7,700,905	$95,516,469

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,451,060	$22,053,056	$7,736,167
Loss from discontinued operations	380,027	-	-
Income from continued operations	22,831,087	22,053,056	7,736,167
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	517,863	364,417	255,602
Amortization of intangible assets	184,465	122,126	111,786
Amortization of debt issuance costs	123,964	-	-
Amortization of debt discount	2,500,043	-	-
Bad debt expense (recovery)	(27,641)	-	157,214
Unrealized loss on marketable securities	696,528	-	-
Common stock issued for services	46,994	-	-
Amortization of stock option compensation	10,847	-	-
Gain on forgiveness of debt	(86,752)	-	-
Change in operating assets and liabilities
Accounts receivable	(10,534,270)	(1,534,814)	(6,945,531)
Accounts receivable - related parties	(113,465)	(62,599)	(12,538)
Notes receivables	60,694	(26,626)	(28,888)
Inventories	1,686,090	1,727,215	(3,680,020)
Other receivables	(111,571)	(20,889)	3,359
Advances to suppliers	(1,259,254)	(66,821)	264,641
Other assets	92,996	1,563,800	(1,445,205)
Accounts payable	55,085	(2,027,968)	764,749
Accrued liabilities	211,362	45,567	70,348
Other payables	2,033,689	(827,498)	(630,146)
Other payables - related parties	(822,155)	(3,848,086)	(1,470,501)
Liabilities from discontinued operations	(1,172,816)	-	-
Taxes payable	169,790	(2,168,912)	1,905,120
Net cash provided by (used in) operating activities	17,093,573	15,291,968	(2,943,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,034,028	-	-
Proceeds from sale of restricted securities	155,000	-	-
Purchase of equipment	(453,718)	(183,237)	(531,890)
Purchase of intangible assets	(8,870,631)	-	(34,106)
Cash receipt from reverse acquisition	534,950	-	-
Net cash used in investing activities	(7,600,371)	(183,237)	(565,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	3,292,168	435,022	(4,544,212)
Principal payments on notes payable	(3,292,168)	(435,022)	4,544,294
Borrowings on short term loan	2,616,110	4,471,600	5,568,750
Principal payments on short term loan	(4,819,150)	(5,688,450)	-
Proceeds from sale of common stock	337,500	-	-
Proceeds from sale of treasury stock	1,975	-	-
Payment to escrow acount	(1,996,490)	-	-
Payments for dividend	(10,608,000)	-	-
Proceeds from convertible debt	32,974,500	-	-
Payments for debt issuance cost	(15,408)	-	-
Net cash provided by (used in) financing activities	18,491,037	(1,216,850)	5,568,832

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	2,474,351	473,729	74,821

NET INCREASE IN CASH	30,458,590	14,365,610	2,133,814

CASH, beginning of the year	17,737,208	3,371,598	1,237,784

CASH, end of the year	$48,195,798	$17,737,208	$3,371,598

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Note 1 – Organization and business

Genesis Pharmaceuticals Enterprises, Inc. (the “Company” or “Genesis”) was originally incorporated in the state of Florida on August 15, 2001, under the name Genesis Technology Group, Inc. with the principal business objective of operating as a business development and marketing firm that specializes in advising and providing a turnkey solution for small and mid-sized Chinese companies entering Western markets. On October 1, 2007, Genesis executed a Share Acquisition and Exchange Agreement (“Exchange Agreement”) by and among Genesis, Karmoya International Ltd. (“Karmoya”), a British Virgin Islands company, and the shareholders of 100% of Karmoya’s capital stock (the “Karmoya Shareholders”). After the closing of the share exchange transaction, Karmoya became the Company’s wholly-owned subsidiary, and the Company’s primary operations now consist of the business and operations of Karmoya and its subsidiaries. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Cash	$534,950
Prepaid expenses	40,620
Marketable equity securities	370,330
Other assets	7,083
Restricted marketable securities	1,746,809
Restricted marketable securities held for short term loans	3,250,000
Accounts payable and accrued liabilities	(1,085,323)
Loan payable	(515,000)
Other liabilities assumed from acquisition	(452,001)
Minority interest	(121,063)
Net assets acquired	$3,776,405

Contemporaneous with the share exchange agreement in October 2007, the Company discontinued the business development and marketing segment of the Company, which had been the Company’s principal business objective prior to the reverse merger as described in Note 7. (The business development and marketing segment represented 100% of the Company’s sales prior to October 1, 2007.) Liabilities of the business development and marketing segment are reclassified as liabilities assumed from reorganization in the consolidated balance sheets. The results of operations and cash flows of the business development and marketing segment of the Company have been reflected as loss from discontinued operations in the consolidated statements of income and consolidated statements of cash flows, respectively, for the year ended June 30, 2008. Except for Genesis Pharmaceuticals Enterprises, Inc., all other entities that were consolidated into the Company prior to October 1, 2007, have been administratively dissolved.

Karmoya was established on July 18, 2007, under the laws of British Virgin Islands. Karmoya was established as a “special purpose vehicle” for the foreign capital raising activities of Laiyang Jiangbo Pharmaceutical Co., Ltd. (“Laiyang Jiangbo”), a limited liability company formed under the laws of the People’s Republic of China (the “PRC” or “China”). China’s State Administration of Foreign Exchange (“SAFE”) requires the shareholders of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters under an official notice known as “Circular 106” in the PRC. On September 19, 2007, Karmoya was approved by the local Chinese SAFE as a “special purpose vehicle” offshore company.

On September 20, 2007, Karmoya acquired 100% of Union Well International Limited (“Union Well”), a Cayman Islands corporation established on May 9, 2007. On September 17, 2007, Union Well established a wholly-owned subsidiary, Genesis Jiangbo (“Laiyang”) Biotech Technology Co., Ltd. (“GJBT”), in the PRC as a wholly-owned foreign limited liability company with an original registered capital of $12 million. GJBT develops, manufactures, and sells health medicines. The Company increased its registered capital in GJBT to $30,000,000 in June 2008.

Laiyang Jiangbo was formed under laws of the PRC in August 2003, with registered capital of $1,210,000 (RMB 10,000,000). On December 1, 2006, Laiyang Jiangbo’s registered capital increased to $6,664,000 (RMB 50,000,000), and on December 22, 2006, the registered capital was funded by the contribution of certain buildings to the Company. Laiyang Jiangbo produces and sells western pharmaceutical products in China and focuses on developing innovative medicines to address various medical needs for patients worldwide. Laiyang Jiangbo operates in 26 provinces in the PRC, and is headquartered in Laiyang City, Shandong province, China.

On September 21, 2007, GJBT entered into a series of contractual arrangements (“Contractual Arrangements”) with Laiyang Jiangbo and its shareholders. Under the terms of the Contractual Arrangements, GJBT took control over the management of the business activities of Laiyang Jiangbo and holds a 100% variable interest in Laiyang Jiangbo. The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which GJBT has the right to advise, consult, manage, and operate Laiyang Jiangbo, and collect and own all of their respective net profits. Additionally, Laiyang Jiangbo’s shareholders have granted their voting rights over Laiyang Jiangbo to GJBT. In order to further reinforce GJBT’s rights to control and operate Laiyang Jiangbo, Laiyang Jiangbo and its shareholders have granted GJBT the exclusive right and option to acquire all of their equity interests in Laiyang Jiangbo or, alternatively, all of the assets of Laiyang Jiangbo. Further Laiyang Jiangbo’s shareholders have pledged all of their rights, titles, and interests in Laiyang Jiangbo to GJBT. As both companies are under common control, this has been accounted for as a reorganization of entities and the accompanying consolidated financial statements have been prepared as if the reorganization occurred retroactively. The Company consolidates Laiyang Jiangbo’s results, assets and liabilities in its financial statements.

Karmoya used the contractual arrangements to gain control of Laiyang Jiangbo, instead of using a complete acquisition of Laiyang Jiangbo’s assets or equity to make Laiyang Jiangbo a wholly-owned subsidiary of Karmoya, due to the following: (i) PRC laws governing share exchanges with foreign entities, which became effective on September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange, PRC’s laws would require Karmoya to acquire Laiyang Jiangbo in cash, and at the time of the acquisition, Karmoya was unable to raise sufficient funds to pay the full appraised cash fair value for Laiyang Jiangbo’s assets or shares as required under PRC laws.

Note 2 - Summary of significant accounting policies

Basis of presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the accompanying consolidated balance sheets, and consolidated statements of income, shareholders’ equity, and cash flows include all adjustments, consisting only of normal recurring items.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the following entities, and all significant intercompany transactions and balanced have been eliminated in consolidation:

Consolidated entity name:	Percentage of ownership
Karmoya International Ltd.	100%
Union Well International Limited	100%
Genesis Jiangbo Biotech Technology Co., Ltd.	100%
Laiyang Jiangbo Pharmaceutical Co., Ltd	Variable Interest Entity

Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No.51 (“FIN 46R”), addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of FIN 46R, the Company has determined that Laiyang Jiangbo is a VIE and that the Company is the primary beneficiary, and accordingly, the financial statements of Laiyang Jiangbo are consolidated into the financial statements of the Company.

Reverse stock split

 In July 2008, the Company approved a 40-to-1 reverse stock split, effective on September 4, 2008, and a new trading symbol “GNPH” also became effective on that day. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse split. All share representations are on a post-split basis.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rates as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to $6,353,053 and $1,146,441 as of June 30, 2008 and 2007, respectively. Asset and liability accounts at June 30, 2008, were translated at 6.85 RMB to $1.00 USD as compared to 7.60 RMB to $1.00 USD at June 30, 2007. The average translation rates applied to income statements for the years ended June 30, 2008, 2007, and 2006 were 7.26 RMB, 7.81 RMB and 8.06 RMB to $1.00 USD, respectively.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the carrying values of accounts receivable and related allowance for doubtful accounts, allowance for obsolete inventory, sales returns, fair value of warrants and beneficial conversion features related to the convertible notes, and fair value of options granted to employees. Actual results could be materially different from these estimates upon which the carrying values were based.

Revenue recognition

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”), and SFAS No. 48 (“SFAS 48”) “Revenue Recognition When Right of Return Exists.” SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. In accordance with SFAS 48, revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated statements of income.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to $365,327, $280,099 and $188,151 for the years ended June 30, 2008, 2007, and 2006, respectively.

Financial instruments

SFAS No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying values of cash, accounts receivable, notes receivable, other receivables, prepayments, accounts payable, other payables, accrued liabilities, customer deposits, taxes payable, and loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Stock-based compensation

The Company records stock-based compensation expense pursuant to SFAS No. 123R (SFAS 123R”), "Share Based Payment.” SFAS 123R requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company estimates the fair value of the award using the Black-Scholes Option Pricing Model. Under SFAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Comprehensive income

SFAS No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The accompanying consolidated financial statements include the provisions of SFAS 130.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. The Company considers all highly liquid instruments with original maturities of three months or less, and money market accounts to be cash and cash equivalents.

The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At June 30, 2008 and 2007, the Company’s bank balances, including restricted cash balances, exceeded government-insured limits by approximately $55,576,446 and $26,278,194, respectively. The Company has not experienced, nor does it anticipate, non-performance by these institutions.

Restricted cash

Restricted cash represent amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions. These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has debt agreements. Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current in the consolidated balance sheets.

As of June 30, 2008 and 2007, the Company had restricted cash of $7,839,785 and $8,410,740, respectively, of which $5,843,295 and $8,410,740, respectively, were maintained as security deposits for bank acceptance related to the Company’s notes payable. At June 30, 2008, $1,996,490 of the restricted cash amounts were maintained in the Company’s legal counsel’s hold-back escrow account related to the May 2008 convertible note issuance (Note 13), contingent on the Company’s satisfaction of certain financing terms. Subsequent to year end, these monies were released to the Company in full.

Investments and restricted investments

Investments are comprised primarily of equity securities and are stated fair value. Certain of these investments are classified as trading securities based on the Company’s intent to sell them within the year. Further, certain of these securities are classified as available-for-sale and are reflected as restricted, noncurrent investments, based on the Company’s intent to hold them beyond one year. Restricted investments are securities that were acquired through the reverse acquisition which contained certain restrictions on the securities. For trading securities, realized and unrealized gains and losses are included in the accompanying consolidated statements of income. For available-for-sale securities, realized gains and losses are included in the consolidated statements of income. Unrealized gains and losses for these available-for-sale securities are reported in other comprehensive income, net of tax, in the consolidated statements of shareholders’ equity. The Company has no investments that are considered to be held-to-maturity securities.

For the year ended June 30, 2008, realized loss on trading securities amounted to $44,881. Unrealized loss on trading securities amounted to $651,464 for the year ended June 30, 2008.

For the year ended June 30, 2008, unrealized gain on available-for-sales securities amounted to $1,347,852.

For the years ended June 30, 2007 and 2006, there were no realized and unrealized gain or loss on trading securities or available-for-sale securities.

Accounts receivable

In the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests. Management reviews its accounts receivables at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material.

Certain accounts receivable amounts are charged off against allowances after designated period of collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur.

The activities in the allowance for doubtful accounts are as follows for the years ended June 30, 2008 and 2007:

	2008	2007
Beginning allowance for doubtful accounts	$166,696	158,710
Bad debt recovery	(27,641)	-
Foreign currency translation adjustments	16,607	7,986
Ending allowance for doubtful accounts	$155,662	166,696

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the weighted average method.  As of June 30, 2008 and 2007, inventories consisted of the following:

	2008	2007
Raw materials	$2,164,138	$2,955,915
Packing materials	531,076	609
Work–in-progress	204,763	-
Finished goods	1,006,197	2,174,410
Total	$3,906,174	$5,130,934

The Company reviews its inventory periodically for possible obsolescence or to determine if any reserve is necessary. As of June 30, 2008 and 2007, the Company determined that no inventory reserves were necessary.

Advances to suppliers

Advances to suppliers represent partial payments or deposits for inventory purchases. These advances to suppliers are non-interest bearing and unsecured. As of June 30, 2008, and 2007, the Company’s advance to suppliers amounted to approximately $1,718,504 and $313,018, respectively.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Additions and improvements to plant and equipment accounts are recorded at cost. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the results of operations in the year of disposition. Maintenance, repairs, and minor renewals are charged directly to expense as incurred. Major additions and betterments to plant and equipment accounts are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Useful Life
Buildings and building improvements	5 – 40	Years
Manufacturing equipment	5 – 20	Years
Office equipment and furniture	5 – 10	Years
Vehicles	5	Years

Intangible assets

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. The land use rights are amortized on the straight-line method over the terms of the land use rights, which range from 20 to 50 years. The Company acquired land use rights in August 2004 and October 2007 in the amounts of approximately $879,000 and $8,871,000, respectively, which are included in intangible assets. (See Note 6.)

Intangible assets also consist of purchased technological know-how (“patents”). This includes secret formulas, manufacturing processes, technical and procedural manuals, and the certificate of drugs production, and are amortized using the straight-line method over the expected useful life of 5 years, which reflects the period over which the patents are kept secret to the Company as agreed between the Company and the selling parties. (See Note 6.)

Impairment of long-lived assets

Long-lived assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying values have become impaired. The Company considers assets to be impaired if the carrying values exceed the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008, the Company expects these assets to be fully recoverable.

Beneficial conversion feature of convertible notes

The Company accounted for the $5,000,000 and $30,000,000 secured convertible notes issued pursuant to the subscription agreements discussed in Note 14 under Emerging Issues Task Force (“EITF”) 00-27, ‘‘Application of Issue 98-5 to Certain Convertible Instruments.” In accordance with EITF 00-27, the Company has determined that the convertible notes contained beneficial conversion feature because on November 6, 2007, the effective conversion price of the $5,000,000 convertible note was $5.48 when the market value per share was $16.00, and on May 30, 2008, the effective conversion price of the $30,000,000 convertible note was $4.69 when the market value per share was $12.00. Total value of beneficial conversion feature of $2,742,714 for the November 6, 2007 convertible note and $17,572,910 for the May 30, 2008 convertible debt was discount to the convertible note. The beneficial conversation feature was amortized according to the term of the note. As of June 30, 2008, total of $1,444,136 remained unamortized for the beneficial conversion feature.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under the asset and liability method as required by SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of June 30, 2008 and 2007, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at June 30, 2008 and 2007.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which clarifies the accounting and disclosure for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and the Company has implemented this interpretation as of July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at July 1, 2007, did not have a material effect on the Company's consolidated financial statements.

The Company’s operations are subject to income and transaction taxes in the United States and in the PRC jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, and as a result the ultimate amount of tax liability may be uncertain. However, the Company does not anticipate any events that would lead to changes to these uncertainties.

Value added tax

The Company is subject to value added tax (“VAT”) for manufacturing products and business tax for services provided. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is been made by the taxing authorities that a penalty is due.

VAT on sales and VAT on purchases amounted to $16,975,054 and $3,283,855, respectively, for the year ended June 30, 2008. VAT on sales and VAT on purchases amounted to $5,523,840 and $262,013, respectively, for the year ended June 30, 2007. VAT on sales and VAT on purchases amounted to $8,410,050 and $151,889, respectively, for the year ended June 30, 2006. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday. The Chinese local government has exempted $1,428,804 of the Company’s VAT tax liability at June 30, 2008, and this exemption has been included in the consolidated statement of income for the year then ended.

Advertising

Expenses incurred in the advertising of the Company and the Company’s products are charged to operations currently. Advertising expenses amounted to $4,653,121, $1,280,900 and $606,867 for the years ended June 30, 2008, 2007 and 2006, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties to assist in such efforts. Research and development costs for the years ended June 30, 2008, 2007, and 2006 were approximately $3,236,000, $11,144,000, and $13,642,000, respectively.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 in fiscal year 2009. The Company is currently evaluating the impact, if any, that the adoption of SFAS 157 will have on its consolidated results of operations and consolidated financial position.

In February 2008, the FASB issued FASB Staff Position No. 157-1 ("FSP 157-1"), "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13." FSP 157-1 indicates that it does not apply under FASB Statement No. 13 (“SFAS 13”), "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141R, regardless of whether those assets and liabilities are related to leases.

Also in February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), "Effective Date of FASB Statement No. 157." With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated financial position or consolidated results of operations.

In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated results of operations or consolidated financial position.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or consolidated financial position.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP No. EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi). The Company is currently evaluating the impact of the adoption of EITF 07-5 on the accounting for related warrants transactions.

Company reporting year end

For financial statement reporting purposes in the United States of America, the Company adopted June 30 as its fiscal year end, beginning in 2007.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current period presentation with no impact on the previously reported net income or cash flows.

Note 3 - Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128 (“SFAS 128”), “Earnings Per Share.” SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All share and per share amounts used in the Company’s financial statements and notes thereto have been retroactively restated to reflect the 40-to-1 reverse stock split, which occurred on September 4, 2008.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended June 30, 2008, 2007, and 2006:

	2008	2007	2006
For the years ended June 30, 2008, 2007 and 2006
Net income for basic earnings per share	$22,451,060	$22,053,056	$7,736,167
Plus: interest expense	195,833	-	-
Subtract: financing cost	(277,292)	-	-
Subtract: debt discount	(4,454,641)	-	-
Net income for diluted earnings per share	17,914,960	22,053,056	7,736,167
Weighted average shares used in basic computation	9,164,127	7,494,740	7,494,740
Diluted effect of stock options	87,910	-	-
Diluted effect of warrants	79,973	-	-
Diluted effect of $5,000,000 convertible note	405,822	-	-
Weighted average shares used in diluted computation	9,737,832	7,494,740	7,494,740

Earnings per share:
Basic	$2.45	$2.94	$1.03
Diluted	$1.84	$2.94	$1.03

For the year ended June 30, 2008, the $30,000,000 convertible debt was excluded from the diluted earnings per share due to the anti-diluted effect.

For the year ended June 30, 2008, 250,000 warrants at an average exercise price of $12.80 were not included in the diluted earnings per share calculation because of the anti-dilutive effect. For years ended June 30, 2007 and 2006, all options and warrants were excluded in the diluted earnings per share calculation due to the anti-diluted effect.

Note 4 - Supplemental disclosure of cash flow information

Cash paid for income taxes amounted to $7,001,264, $447,911, and $2,554,136 for the years ended June 30, 2008, 2007, and 2006, respectively.

Cash paid for interest amounted to $493,781, $280,628, and $231,520 for the years ended June 30, 2008, 2007, and 2006, respectively.

Capital contribution in the amount of $5,128,000 via contribution of buildings on December 22, 2006.

Note 5 - Plant and equipment

Plant and equipment consist of the following at June 30, 2008 and 2007:

	2008	2007
Buildings and building improvements	$10,926,369	$9,824,210
Manufacturing equipment	1,188,643	785,219
Office equipment and furniture	298,137	217,813
Vehicle	380,485	233,385
Total	12,793,634	11,060,627
Less: accumulated depreciation	1,567,790	881,493
Total	$11,225,844	$10,179,134

For the years ended June 30, 2008, 2007, and 2006, depreciation expense amounted to $517,863, $364,417, and $255,602, respectively.

Note 6 - Intangible assets

At June 30, 2008 and 2007, intangible assets consist of the following:

	Useful Life	2008	2007
Land use rights	40 Years	$9,930,157	$954,954
Patents	5 Years	539,830	486,550
Licenses	5 Years	23,271	20,974
Total		10,493,258	1,462,478
Less: accumulated amortization		576,457	343,391
Total		$9,916,801	$1,119,087

For the years ended June 30, 2008, 2007, and 2006, amortization expense relating to the above intangible assets amounted to $184,465, $122,126, and $111,786, respectively. As of June 30, 2008 and 2007, the net carrying value of patents approximated $156,000 and $222,000, respectively, net of accumulated amortization.

Note 7 - Discontinued operations

In connection with the reverse merger with Karmoya on October 1, 2007, the Company determined to discontinue its operations of business development and marketing, as it no longer supported its core business strategy. The discontinuance of these operations did not involve any sale of assets of assumption of liabilities by another party. In conjunction with the discontinuance of operations, the Company determined that the assets related to the Company’s business development and marketing operations were subject to the recognition of impairment. However, since the related assets are continuing to be used by the Company’s Karmoya and subsidiaries, the Company determined that there had been no impairment. The remaining liabilities of the discontinued operations are reflected in the consolidated balance sheets under the caption "liabilities assumed from reorganization" which totaled $1,084,427 as of June 30, 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of a component of entity that has been disposed of or is classified as held for sale shall be reported in discontinued operations. Accordingly, the results of operations of the business development and marketing operation segment are reported as discontinued operations in the accompanying consolidated statements of income for the year ended June 30, 2008. As the accompanying consolidated statements of income for the years ended June 30, 2007 and 2006 reflect the results of operations for Karmoya and its subsidiaries, the discontinued operations of Genesis did not have any impact on the consolidated statements of income for those periods presented.

The following is a summary of the components of the loss from discontinued operations for the year ended June 30, 2008:

2008
Revenues	$-
Cost of sales	-
Gross profit	-
Operating and other non-operating expenses	380,027
Loss from discontinued operations before other expenses and income taxes	380,027
Income tax benefit	-
Loss from discontinued operations	$380,027

Note 8- Debt

Short term bank loans

Short term loans represent amounts due to various banks that are due within one year, and these loans can be renewed with the banks upon maturity. The Company’s short term bank loans consisted of the following:

	June 30, 2008	June 30, 2007
Loan from Communication Bank; due September 2008; interest rate of 8.64% per annum; monthly interest payment; guaranteed by related party, Jiangbo Chinese-Western Pharmacy.	$2,772,100	$2,630,000

Loan from Hua Xia Bank, due April 2008; interest rate of 6.39% per annum; the Company’s buildings and land use rights as collateral.	-	1,972,500
Total	$2,772,100	$4,602,500

The loans are guaranteed by a related party as of June 30, 2008, and secured by buildings and land use rights as of June 30, 2007 with carrying values as follows:

June 30,
2007
Buildings	$4,143,723
Land use rights	885,918
Total	$5,029,641

Interest expense related to the bank loans amounted to $436,818, $280,628, and $231,520 for the years ended June 30, 2008, 2007, and 2006, respectively.

Notes Payable

Notes payable represent amounts due to various banks which are normally secured and are typically renewed. The Company’s notes payable consist of the following as of June 30, 2008 and 2007:

	2008	2007
Commercial Bank; various amounts; due from July 2008
to December 2008; 100% of restricted cash deposited.	$5,843,295	$-

Commercial Bank; various amounts; due from July 2007
to December 2007; 100% of restricted cash deposited.	-	8,279,240

Communication Bank; due from July 2007 to December
2007; 100% of restricted cash deposited.	-	131,500
Total	$5,843,295	$8,410,740

Note 9 - Related party transactions

Accounts receivable - related parties

The Company is engaged in business activities with three related parties, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd, and Yantai Jiangbo Pharmaceuticals Co., Ltd. The Company’s Chief Executive Officer and other majority shareholders have 100% ownership of these entities. At June 30, 2008 and 2007, accounts receivable from the Company’s product sales to these related entities were $673,808 and $498,940, respectively. Accounts receivable due from related parties are receivable in cash and due within 3 to 6 monhts. For the years ended June 30, 2008, 2007, and 2006, the Company recorded sales to related parties as follows:

Name of Related Party	Relationship	Net Sales
		2008	2007	2006

Jiangbo Chinese-Western Pharmacy	90% owned by Chief Executive Officer	$1,622,935	$3,018,502	$2,471,143

Laiyang Jiangbo Medicals, Co. Ltd	60% owned by Chief Executive Officer	1,185,183	436,909	231,722

Yantai Jiangbo Pharmaceuticals Co., Ltd.	Owned by Other Related Party	2,755,980	478,470	1,210,587

Total		$5,564,098	$3,933,881	$3,913,452

Other income from related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy. For the years ended June 30, 2008, 2007, and 2006, the Company recorded other income of $110,152, $102,472, and $59,775 from leasing the two buildings.

Other payables - related parties

Prior to fiscal year 2008, the Company received advances from its director, shareholders and related parties for its operating activities. At June 30, 2008 and 2007, the Company had payable balances due to its shareholders and related parties amounting to $164,137 and $933,132, respectively. These advances are short-term in nature and bears interest rate at 0%, and 5.84% per annum, for 2008 and 2007, respectively. The interest rate for 2007 was calculated by using the Company’s 2007 average outstanding bank loan interest rate. The amount is expected to be repaid in the form of cash.

At June 30, 2008 and 2007, other payables - related parties consisted of the following:

	2008	2007
Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board, with annual interest at 0% and 5.84%, for 2008 and 2007 respectively, and unsecured.	$164,137	$447,531

Payable to Xun Guihong, shareholder and sister of CEO’s spouse, with annual interest at 5.84% for 2007 respectively, and unsecured.	-	280,334

Payable to Zhang Yihua, shareholder of the Company and Yantai Jiangbo Pharmaceuticals, and nephew of CEO, with annual interest at 5.84% for 2007, and unsecured.	-	29,665

Payable to Yantai Jiangbo Pharmaceuticals, an affiliated company, with annual interest at 5.84% for 2007, and unsecured.	-	106,910

Payable to Laiyang Jiangbo Medicals, an affiliated company, with annual interest at 5.84% for 2007, and unsecured.	-	68,249

Payable to Xun Guifang, who is the direct relative of
a Company's shareholder.	-	443
Total other payables - related parties	$164,137	$933,132

Note 10 - Major customers and suppliers

For the years ended June 30, 2008, 2007, and 2006, five customers accounted for approximately 18.1%, 33.3%, and 30.5%, respectively, of the Company's sales. These five customers represented 11.8% and 24.6% of the Company’s total accounts receivable as of June 30, 2008 and 2007, respectively.

For the years ended June 30, 2008, 2007 and 2006, five suppliers accounted for approximately 67.7%, 87.2% and 75.9% respectively, of the Company’s purchases. These five suppliers represented 63.8% and 55.6% of the Company’s total accounts payable as of June 30, 2008 and 2007, respectively.

Note 11 - Dividends payable

Dividends declared are split pro rata between the shareholders according to their ownership interest. The payment of the dividends may occur at different times to the shareholders. As of June 30, 2007, the Company had a dividend payable balance amounting to $10,520,000, and the dividends were paid in full in September 2007.

Note 12 - Taxes payable

Income Taxes

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the company had no U.S. taxable income during the years ended June 30, 2008, 2007, and 2006.

The Company’s wholly-owned subsidiaries, Karmoya International Ltd. and Union Well International Ltd., were incorporated in the British Virgin Islands and Cayman Islands. Under the current laws of the BVI and Cayman Islands, the two entities are not subject to income taxes.

Before January 1, 2008, companies established in the PRC were generally subject to an enterprise income tax ("EIT") rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law ("EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and Foreign Investment Enterprises (“FIEs”), unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the foreign enterprise income tax, and its associated preferential tax treatments, beginning January 1, 2008.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%. Laiyang Jiangbo and GJBT were originally subject to 33% income tax rate and starting January 1, 2008, Laiyang Jiangbo and GJBT are subject to an EIT rate of 25%.

Liangyang Jiangbo was subject to 33% income tax rate from January 1, 2007, to December 31, 2008, and 25% from January 1, 2008, to June 30, 2008. For the fiscal year ended June 30, 2008, the Company received $5,256,634 in tax exemption. Of that amount, $2,114,983 was reflected as reduction of the provision for income taxes; $1,695,671 was reflected as reduction of sales tax and miscellaneous fees; and $1,445,980 was recorded as non-operating income. The Chinese local government exempted all of the Company's taxes due for the period from January 1, 2007, and June 30, 2007. For that period, the Company received $9,931,919 tax exemption as of June 30, 2007, of which $3,338,774 was reflected as reduction of the provision for income taxes, and $6,593,145 was recorded as non-operating income. Total tax exemption for the year ended June 30, 2008 and 2007 is summarized as follows:

	June 30, 2008	June 30, 2007
VAT tax exemption	$1,428,804	$6,126,464
Income tax exemption	2,114,983	2,986,806
City construction tax exemption	1,079,063	510,362
Others	633,784	308,287

Total	$5,256,634	$9,931,919

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the fiscal year ended June 30, 2008 and 2007:

	2008	2007	2006

U.S. statutory rates	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)%	(34.0)%	(34.0)%
China income taxes	25.0%	33.0%	33.0%
China income tax exemption	(5.6)%	(18.6)%	0.0%
Total provision for income taxes	19.4%	14.4%	33.0%

Value added tax

Taxes payable as of June 30, 2008 and 2007 are as follows:

	2008	2007
Value added tax	$83,775	$-
Income taxes	62,733	-
Other taxes	19,924	(12,153)
Total	$166,432	$(12,153)

Note 13 - Convertible Debt

November 2007 Convertible Debentures

On November 7, 2007, the Company entered into a Securities Purchase Agreement (the “November 2007 Purchase Agreement”) with Pope Investments, LLC (the “November 2007 Investor”). Pursuant to the November 2007 Purchase Agreement, the Company issued and sold to the November 2007 Investor, $5,000,000 consisting of: (a) 6% convertible subordinated debentures due November 30, 2010 (the “November 2007 Debenture”) and (b) a three-year warrant to purchase 250,000 shares of Genesis’ common stock, par value $0.001 per share, at an exercise price of $12.8 per share, subject to adjustment as provided therein. The November 2007 Debenture bears interest at the rate of 6% per annum and the initial conversion price of the debentures is $10 per share. In connection with the offering, the Company placed in escrow 500,000 shares of its common stock. In connection with the May 2008 financing, the November 2007 Debenture conversion price was subsequently adjusted to $8 per share (Post 40-to-1 reverse split).

The Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and concluded that the convertible debenture has a beneficial conversion feature.  The Company estimated the fair value of the beneficial conversion feature of the November 2007 Debenture at $2,904,093 as a discount to par value. The fair value of the warrants was estimated at $2,095,907. The two amounts are recorded together as debt discount and amortized using the effective interest method over the three-year term of debenture.

The fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 3 years, (3) expected volatility of 197%, and (4) zero expected dividends. The total estimated fair value of the warrants granted and beneficial conversion feature of the November 2007 Debenture should not exceed the $5,000,000 Debenture, and the calculated warrant value was used to determine the allocation between the fair value of the beneficial conversion feature of the November 2007 Debenture and the fair value of the warrants.

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issuance costs and will be amortized to interest expense over the life of the debenture. During the year ended June 30, 2008, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $77,116. The remaining balance of debt issuance costs of the November 2007 Purchase Agreement at June 30, 2008 was $277,291. The amortization of debt discounts was $545,359 for the year ended June 30, 2008, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the debt discount was $4,454,641 at June 30, 2008.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $10, the secured convertible debt was not a derivative instrument.

The November 2007 Debenture bears interest at the rate of 6% per annum, payable in semi-annual installments on May 31 and November 30 of each year, with the first interest payment due on May 31, 2008. The initial conversion price (“November 2007 Conversion Price”) of the November 2007 Debentures is $10 per share. If the Company issues common stock at a price that is less than the effective November 2007 Conversion Price, or common stock equivalents with an exercise or conversion price less than the then effective November 2007 Conversion Price, the November 2007 Conversion Price of the November 2007 Debenture and the exercise price of the warrants will be reduced to such price. The November 2007 Debenture may not be prepaid without the prior written consent of the Holder, as defined. In connection with the Offering, the Company placed in escrow 500,000 shares of common stock issued by the Company in the name of the escrow agent. In the event the Company’s consolidated Net Income Per Share (as defined in the Purchase Agreement), for the year ended June 30, 2008, is less than $1.52, the escrow agent shall deliver the 500,000 shares to the November 2007 Investor. The Company has concluded its fiscal 2008 Net Income Per Share has met the required amount and no shares will delivered to the November 2007 Investor.

Pursuant to the November 2007 Purchase Agreement, the Company entered into a Registration Rights Agreement. In accordance with the Registration Rights Agreement, the Company must file on each Filing Date (as defined in the Registration Rights Agreement) a registration statement to register the portion of the Registrable Securities (as defined therein) as permitted by the Securities and Exchange Commission’s guidance. The initial registration statement must be filed within 90 days of the Closing Date and declared effective within 180 days following the Closing Date. Any subsequent registration statements that are required to be filed on the earliest practical date on which the Company is permitted by the Securities and Exchange Commission’s guidance to file such additional registration statement, these statements must be effective 90 days following the date on which it is required to be filed. In the event that the registration statement is not timely filed or declared effective, the Company will be required to pay liquidated damages. Such liquidated damages shall be, at the investor’s option, either $1,643.83 or 164 shares of common stock per day that the registration statement is not timely filed or declared effective as required pursuant to the Registration Rights Agreement, subject to an amount of liquidated damages not exceeding either $600,000, and 60,000 shares of common stock, or a combination thereof based upon 12% liquidated damages in the aggregate. In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments," which was effective immediately. This FSP amended EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to SFAS No. 5, “Accounting for Contingencies,” rather than at fair value. The November 2007 Investor has subsequently agreed to allow the Company to file the November 2007 registration statement in conjunction with the Company’s financing in May 2008 and, as such, no liquidated damages were incurred for the year ended June 30, 2008.

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). The Company has not filed its registration statement as of May 14, 2008, and the investor has agreed to extend the initial registration filing date. For the year ended June 30, 2008, liquidated damage penalty had no material impact to the Company’s consolidated financial statements.

May 2008 Convertible Debentures

On May 30, 2008, the “Company entered into a Securities Purchase Agreement (the “May 2008 Securities Purchase Agreement”) with certain investors (the “May 2008 Investors”), pursuant to which, on May 30, 2008, the Company sold to the May 2008 Investors 6% convertible debentures (the “May 2008 Notes”) and warrants to purchase 1,875,000 shares of the Company’s common stock (“May 2008 Warrants”), for an aggregate amount of $30,000,000 (the “May 2008 Purchase Price”), in transactions exempt from registration under the Securities Act of 1933, as amended (the “May 2008 Financing”). Pursuant to the terms of the May 2008 Securities Purchase Agreement, the Company will use the net proceeds from the Financing for working capital purposes. Also pursuant to the terms of the May 2008 Securities Purchase Agreement, the Company must, among other things, increase the number of its authorized shares of common stock to 22,500,000 by August 31, 2008, and is prohibited from issuing any “Future Priced Securities” as such term is described by NASD IM-4350-1 for one year following the closing of the Financing. The Company has satisfied the increase in the number of its authorized shares of common stock in August 2008 (post 40-to-1 reverse split).

The May 2008 Notes are due May 30, 2011, and are convertible into shares of the Company’s common stock at a conversion price equal to $8, subject to adjustment pursuant to customary anti-dilution provisions and automatic downward adjustments in the event of certain sales or issuances by the Company of common stock at a price per share less than $8. Interest on the outstanding principal balance of the May 2008 Notes is payable at a rate of 6% per annum, in semi-annual installments payable on November 30 and May 30 of each year, with the first interest payment due on November 30, 2008. At any time after the issuance of the May 2008 Note, any May 2008 Investor may convert its May 2008 Note, in whole or in part, into shares of the Company’s common stock, provided that such May 2008 Investor shall not effect any conversion if immediately after such conversion, such May 2008 Investor and its affiliates would, in the aggregate, beneficially own more than 9.99% of the Company’s outstanding common stock. The May 2008 Notes are convertible at the option of the Company if the following four conditions are met: (i) effectiveness of a registration statement with respect to the shares of the Company’s common stock underlying the Notes and the Warrants; (ii) the Volume Weighted Average Price (“VWAP” of the common stock has been equal to or greater than 250% of the conversion price, as adjusted, for 20 consecutive trading days on its principal trading market; (iii) the average dollar trading volume of the common stock exceeds $500,000 on its principal trading market for the same 20 days; and (iv) the Company achieves 2008 Guaranteed EBT (as hereinafter defined) and 2009 Guaranteed EBT (as hereinafter defined). A holder of a May 2008 Note may require the Company to redeem all or a portion of such May 2008 Note for cash at a redemption price as set forth in the May 2008 Notes, in the event of a change in control of the Company, an event of default or if any governmental agency in the PRC challenges or takes action that would adversely affect the transactions contemplated by the Securities Purchase Agreement. The May 2008 Warrants are exercisable for a five-year period beginning on May 30, 2008, at an initial exercise price of $10 per share.

The Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27,“Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the convertible debenture has a beneficial conversion feature.  The Company estimated the fair value of the beneficial conversion feature of the May 2008 Note at $17,572,910 as a discount to par value. The fair value of the warrants was estimated at $12,427,090. The two amounts are recorded together as debt discount and amortized using the effective interest method over the three-year term of Debenture.

The fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.2%), (2) expected warrant life of 5 years, (3) expected volatility of 95%, and (4) zero expected dividends. The total estimated fair value of the warrants granted and beneficial conversion feature of the May 2008 Note should not exceed the $30,000,000 Debenture, and the calculated warrant value was used to determine the allocation between the fair value of the beneficial conversion feature of the May 2008 Debenture and the fair value of the warrants.

In connection with the private placement, the Company paid the placement agents a fee of $1,500,000 and incurred other expenses of $186,500, which were capitalized as deferred debt issuance costs and will be amortized to interest expense over the life of the debenture. During the year ended June 30, 2008, amortization debt issuance costs related to the May 2008 Purchase Agreement were $46,847. The remaining balance of debt issuance costs of the May 2008 Purchase Agreement at June 30, 2008 was $1,639,653. The amortization of debt discounts was $1,954,684 for the year ended June 30, 2008, which has been included in interest expense on the accompanying consolidated statement of income. The balance of the debt discount is $28,045,316 at June 30, 2008.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meets the definition of derivatives under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $8.00, the secured convertible debt was not a derivative instrument.

In connection with the May 2008 Financing, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”) dated May 30, 2008, with the May 2008 Investors and Loeb & Loeb LLP, as Escrow Agent, pursuant to which $4,000,000 of the Purchase Price was deposited into an escrow account with the Escrow Agent at the closing of the Financing. Pursuant to the terms of the Holdback Escrow Agreement, (i) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than 120 days following the closing of the Financing of an obligation that the board of directors be comprised of at least five members (at least two of whom are to be fluent English speakers who possess necessary experience to serve as a director of a public company), a majority of whom will be independent directors acceptable to Pope Investments LLC (“Pope”) and (ii) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than six months following the closing of the Financing of an obligation to hire a qualified full-time chief financial officer (as defined in the May 2008 Securities Purchase Agreement). In the event that either or both of these obligations is not so satisfied, the applicable portion of the escrowed funds will be released pro rata to the Investors. The Company has subsequently satisfied both requirement and the holdback money was released to the Company in full.

In connection with the May 2008 Financing, Mr. Cao, the Company’s Chief Executive Officer and Chairman of the Board, placed 3,750,000 shares of common stock of the Company owned by him into an escrow account pursuant to a make good escrow agreement, dated May 30, 2008 (the “Make Good Escrow Agreement”). In the event that either (i) the Company’s adjusted 2008 earnings before taxes is less than $26,700,000 USD (“2008 Guaranteed EBT”) or (ii) the Company’s 2008 adjusted fully diluted earnings before taxes per share is less than $1.6 USD (“2008 Guaranteed Diluted EBT”), 1,500,000 of such shares (the “2008 Make Good Shares”) are to be released pro rata to the May 2008 Investors. In the event that either (i) the Company’s adjusted 2009 earnings before taxes is less than $38,400,000 USD (“2009 Guaranteed EBT”) or (ii) the Company’s adjusted fully diluted earnings before taxes per share is less than $2.32 USD (or $2.24 USD if the 500,000 shares of common stock held in escrow in connection with the November 2007 private placement have been released from escrow) (“2009 Guaranteed Diluted EBT”), 2,250,000 of such shares (the “2009 Make Good Shares”) are to be released pro rata to the May 2008 Investors. Should the Company successfully satisfy these respective financial milestones, the 2008 Make Good Shares and 2009 Make Good Shares will be returned to Mr. Cao. In addition, Mr. Cao is required to deliver shares of common stock owned by him to the Investors on a pro rata basis equal to the number of shares (the “Settlement Shares”) required to satisfy all costs and expenses associated with the settlement of all legal and other matters pertaining to the Company prior to or in connection with the completion of the Company’s October 2007 share exchange in accordance with formulas set forth in the May 2008 Securities Purchase Agreement (post 40-to-1 reverse split).

The security purchase agreement set forth permitted indebtedness which the Company’s lease obligations and purchase money indebtedness is limited up to $1,500,000 per year in connection with new acquisition of capital assets and lease obligations. Permitted investment set forth with the security purchase agreement limits capital expenditure of the Company not to exceed $5,000,000 in any rolling 12 months.

Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the shares of common stock underlying the May 2008 Notes and Warrants, (ii) the 2008 Make Good Shares, (iii) the 2009 Make Good Shares, and (iv) the Settlement Shares. The Company must file an initial registration statement covering the shares of common stock underlying the Notes and Warrants no later than 45 days from the closing of the Financing and to have such registration statement declared effective no later than 180 days from the closing of the Financing. If the Company does not timely file such registration statement or cause it to be declared effective by the required dates, then the Company will be required to pay liquidated damages to the Investors equal to 1.0% of the aggregate Purchase Price paid by such Investors for each month that the Company does not file the registration statement or cause it to be declared effective. Notwithstanding the foregoing, in no event shall liquidated damages exceed 10% of the aggregate amount of the May 2008 Purchase Price.

The above two convertible debenture liabilities are as follows at June 30, 2008:

November 2007 convertible debenture note payable	$5,000,000
May 2008 convertible debenture note payable	30, 000, 000
Total convertible debenture note payable	35,000,000
Less:unamortized discount on November 2007 convertible debenture note payable	(4,454,641)
Less:unamortized discount on May 2008 convertible debenture note payable	(28,045,316)
Convertible debentures, net	$2,500,043

Note 14 - Shareholders’ equity

Common Stock

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown in capital contribution receivable on the accompanying consolidated financial statements.

On September 20, 2007, Karmoya acquired 100% of Union Well. Union Well was established on May 9, 2007, with a registered capital of $1,000. The amount is shown in capital contribution receivable on the accompanying consolidated financial statements.

On October 1, 2007, the Company executed a Share Acquisition and Exchange Agreement by and among the Company, Karmoya, and the shareholders of 100% of the Karmoya’s capital stock. At closing, the Company issued 5,995,780 shares of its Series B Voting Convertible Preferred Stock and 15 shares (post 40-for-1 reverse split) of its common stock to Karmoya’s shareholders in exchange for 100% of Karmoya’s capital stock.

On October 1, 2007, holders of 220,156 options converted the options into 44,031 shares (post 40-for-1 reverse stock split) of common stock.

In October 2007, the Company received $180,000 in funding from various investors through the sale of its common stock and issued 37,500 shares (post 40-for-1 reverse stock split) of its common stock with a Rule 144 restrictive legend.

On October 8, 2007, a Series A preferred stockholder converted 15,400 shares of Series A Preferred Stock into 16,595 shares (post 40-for-1 reverse stock split) of common stock.

In October 2007, the Company’s board of directors and the majority holders of its capital stock approved amendments to its Articles of Incorporation by written consent, including: (1) a change of the Company’s corporate name to Genesis Pharmaceuticals Enterprises, Inc, (the “Name Change”), (2) a change of the principal officers and mailing address to the current address in the PRC (the “Address Change”), (3) a change in the registered agent and registered office in Florida (the “Registered Agent Change”), and (4) an increase in the authorized common stock from 5,000,000 (post 40-for-1 reverse stock split) to 15,000,000 shares (post 40-for-1 reverse stock split) (the “Authorized Share Amendment”). The Certificate of Amendment and Certificate of Change to the Company’s Articles of Incorporation to effect the Name Change, Address Change, Registered Agent Change and the Authorized Share Amendment was filed with Florida’s Secretary of State on October 16, 2007.

On October 26, 2007, the shares of Series B Preferred Stock issued were converted, in the aggregate, into 7,494,725 shares (post 40-for-1 reverse stock split) of the Company’s common stock.

In February 2008, in conjunction with a settlement between the Company and one of the Company’s former officers, the former officer exercised 37,500 of stock options for 37,500 shares (post 40-for-1 reverse stock split) of common stock and the remaining 23,536 options held by the former officer were cancelled.

In June 2008, the Company issued 5,875 shares of common stock to its officer and directors for services rendered. The Company valued the services based on the common stock fair market value on the date of grant at $8 per share or $46,994 and included as part of the selling, general and administrative expenses.

Registered capital

On September 17, 2007, Union Well established GJBT in PRC as a 100% wholly-owned foreign limited liability subsidiary (“WOFE”) with registered capital of $12 million. PRC laws require the owner of the WOFE to contribute at least 15% of the registered capital within 90 days of its business license issuance date and the remaining balance is required to be contributed within two years of the business license issuance date. In June 2008, the PRC government approved for GJBT to increase its registered capital from $12 million to $30 million. As of June 30, 2008, the Company has funded GJBT the entire registered capital required in accordance with PRC laws.

Note 15 - Warrants

In connection with the May 2008 financing, the exercise price of outstanding warrants issued in 2004 to purchase 74,085 shares of common stock was reduced to $8 per share. The 2004 warrants contain full ratchet anti-dilution provisions to the exercise price, which due to the Company’s May 2008 financing, resulted in the 2004 warrants to be exercisable at $8 per share. The provisions of the 2004 Warrants which result in the reduction of the exercise price remain in place. Of the warrants, 16,455 shares are exercisable through January 15, 2009, and 57,630 are exercisable through March 29, 2009.

In connection with the $5,000,000, 6% convertible subordinated debentures note, the Company issued a three-year warrant to purchase 250,000 shares of common stock, at an exercise price of $12.8 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 3 years, (3) expected volatility of 197%, and (4) zero expected dividends. In connection with the May 2008 financing, the exercise price of outstanding warrants issued in November 2007 was reduced to $8 per share and the total number of warrants to purchase common stock was increased to 400,000.

In connection with the $30,000,000, 6% convertible subordinated debentures note, the Company issued a five-year warrant to purchase 1,875,000 shares of common stock, at an exercise price of $10 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 5 years, (3) expected volatility of 95%, and (4) zero expected dividends.

The Company has 2,349,085 warrants outstanding and exercisable at an average exercise price of $9.60 per share as of June 30, 2008.

A summary of the warrants as of June 30, 2008, and changes during the period is presented below:

Number of warrants
Outstanding as of July 1, 2007	74,085
Granted	2,275,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	2,349,085

Following is a summary of the status of warrants outstanding at June 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$8.00	474,085	2.41	$8.00	474,085	2.41
$10.00	1,875,000	4.92	$10.00	1,875,000	4.92
Total	2,349,085			2,349,085

Note 16 - Stock options

The Company uses the Black-Scholes option pricing model which was developed for use in estimating the fair value of options. Option pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The 133,400 options were granted on July 1, 2007, and the fair value of this option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Former officers	3.50 yrs	195%	0%	4.50%	$5.20

The 7,500 options were granted on June 10, 2008 and the fair value of this option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date Average Fair
	Life	Volatility	Yield	Interest Rate	Value
Current officer	5 yrs	95%	0%	2.51%	$8.00

In accordance with SFAS 123R, the Company recorded $10,847, $0, and $0 of compensation expense relating to stock options for the years ended June 30, 2008, 2007, and 2006.

The following is a summary of the option activity during the year ended June 30, 2008:

Number of options
Outstanding as of July 1, 2007	194,436
Granted	7,500
Forfeited	(23,536)
Exercised	(37,500)
Outstanding as of June 30, 2008	140,900

Following is a summary of the status of option outstanding at June 30, 2008:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average exercise price	Number	Weighted average exercise price
$4.20	133,400	2.50	$4.20	133,400	$2.50
$12.00	2,000	5.00	-	-	-
$16.00	1,750	5.00	-	-	-
$20.00	1,875	5.00	-	-	-
$24.00	1,875	5.00	-	-	-
$4.93	140,900	2.64	$4.20	133,400	$2.50

As of June 30, 2008, there was $26,295 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of 3 years.

Note 17 - Statutory reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC ("PRC GAAP"). Appropriation to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

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

The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operations of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for 2008 and 2007.

According to the Company’s articles, the Company should appropriate 10% of the net profit as statutory surplus reserve. For the years ended June 30, 2008 and 2007, the Company appropriated to the statutory surplus reserve in the amount of $1,096,241 and $1,508,970, respectively.

Note 18 - Employee pension

Employee pension in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the years ended June 30, 2008, 2007, and 2006, the Company made pension contributions in the amount of $35,273, $31,760, and $32,130, respectively.

Note 19 - Accumulated other comprehensive income

The components of accumulated other comprehensive income for the year ended June 30, 2008 and 2007 are as follows:

	June 30,	June 30,
	2008	2007
Beginning Balance	$1,146,441	$128,311
Foreign currency translation gain	5,206,612	1,018,130
Unrealized gain on marketable securities	1,347,852	-
Ending Balance	$7,700,905	$1,146,441

Note 20 - Current vulnerability due to certain concentrations

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environments, and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among others.

Note 21 - Commitments and contingencies

In September 2007, the Company entered into a three year Cooperative Research and Development Agreement (“CRADA”) with a provincial university (the “University”). Pursuant to the CRADA, the University is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the University will also provide technical services and training to the Company.  As part of the CRADA, the Company will pay RMB 24,000,000 (approximately $3.5 million as of June 30, 2008) plus out–of-pocket expenses to the University annually, and provide internship opportunities for students of the University.  The Company will have the primary ownership of the designated research and development project results.

In November 2007, the Company entered into a five year CRADA with a research institute (the “Institute”). Under the CRADA, the Institute is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the Institute will also provide technical services and trainings to the Company.  As part of the CRADA, the Company will pay RMB 6,000,000 (approximately $875,000 as of June 30, 2008) to the Institute annually.  The Company will have the primary ownership of the designated research and development project results.

Legal proceedings

The following summarizes the Company’s pending and settled legal proceedings as of June 30, 2008:

Elizabeth Hiromoto et al v. Telecom Communications, Inc. et al. - Case No. 2:07-cv-07858-PSG-E, United States District Court, Central District of California (Western Division - Los Angeles)

On December 3, 2007, two individuals filed a lawsuit against the Company, its former Chief Executive Officer James Wang, and certain others, alleging breach of contract relating to damages arising from the sale of Telecom Communications, Inc.(“TCOM”) to Arran Services Limited, in which Mr. Wang acted as the Company’s President and Chairman to provide consulting services to TCOM and certain misrepresentations made on behalf of and in conjunction with TCOM’s majority shareholder . On July 2, 2008, the Company and the plaintiffs settled the lawsuit with prejudice and claims and plaintiffs have agreed to file a Request for Dismissal with Prejudice of the lawsuit.

The Company received letters dated August 22, 2008, August 25, 2008, and September 16, 2008, from Corrigan & Morris LLP, on behalf of James Wang, making a claim for indemnification of fees incurred in connection with the defense of two lawsuits brought against Mr. Wang. These letters request that the Company reimburse Mr. Wang a total of $153,243, representing attorneys’ fees, settlement amounts, and legal costs. The Company does not believe it has the obligation to reimburse Mr. Wang and is currently reviewing the letters.

Fernando Praca, Plaintiff v.s. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.

Fernando Praca, former Director and former President of the Company’s discontinued subsidiary, Extrema LLC, which is included as part of the discontinued entities, filed an action in Dade County, Florida, against Extrema, LLC and the Company in June 2005, relating to damages arising from the sale of Extrema LLC to Genesis Technology Group, Inc. Praca had filed a Motion of Temporary Injunction but had not proceeded to move this case forward. The plaintiff decided to reinitiate the legal action in March 2008. In May 2008, the plaintiff and the Company entered into an agreement whereby the plaintiff agreed to return 100,000 shares of restricted common shares of the Company and the Company agreed to remove the restrictive legend on the 1,269,697 shares previously owned by the plaintiff. The Company subsequently cancelled the 100,000 restricted common stock. The plaintiff agreed to waive and release the Company from any and all further claims, demands or obligations.

Kenneth Clinton vs. Genesis Pharmaceuticals Enterprises, Inc., GTEC Holdings, Capital Growth Financial, Inc., Gary L. Wolfson and Pacific Rim Consultants, Inc. - Case No. 50 2007 CA 023923, Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.

On December 21, 2007, Kenneth Clinton, a former director and former President of the Company, filed a lawsuit against the Company and certain entities and persons related to Genesis Technology Group, Inc. The complaint alleges, among other things, breach of contract against the Company for an agreement to pay the plaintiff certain shares of other public companies (collectively, the “Reverse Merger Shares”) in connection with reverse merger transactions arranged by Genesis Technology Group, Inc , and breach of contract against the Company for failure to allow the plaintiff to exercise certain stock options for shares in the Company or exchange such options for new shares in the Company. The plaintiff is seeking relief in the form of (1) delivery of the Reverse Merger Shares, or in the alternative damages in the amount of those shares, (2) a judgment against the Company to allow the plaintiff to exchange and exercise his stock options for shares in the Company, or in the alternative damages in the amount of those shares, and (3) a declaratory judgment regarding a pledge and escrow agreement with defendant Capital Growth Financial.

In February 2008, the Company entered into a settlement agreement and general release with Mr. Clinton whereby the Company agreed to allow Mr. Clinton exercise 1.5 million stock options issued under the Company’s 2007 stock option plan for shares in the Company and released and discharged Mr. Clinton from any and all claims, demands or obligations. Mr. Clinton agreed to waive and release the Company from any and all claims, demands or obligations.

Other litigation

The Company currently has pending before the American Arbitration Association the case of CRG Partners, Inc. (“CRGP”) and Genesis Technology Group, Inc. n/k/a Genesis Pharmaceuticals Enterprises, Inc. In that matter, CRGP seeks breach of contract damages from the Company for 29,978,900 shares of the Company’s stock (Pre 40 to 1 reverse split) or a dollar amount equal to the value of the stock, estimated by CRGP at approximately $10 million. As of the date of these consolidated financial statements, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit. The Company believes CRGP’s claims were without merit and plans to vigorously defend its position.

In June 2008, China West II, LLC (“CW II”) filed a Demand for Arbitration with the American Arbitration Association the case of CW II and Genesis Technology Group, Inc. n/k/a Genesis Pharmaceuticals Enterprises, Inc. and Joshua Tan. In that matter, CW II seeks breach of contract damages in connection with the Company’s October 2007 reverse merger from the Company and Joshua Tan, who’s the former director before the reverse merger, jointly and severally for approximately $6.7 million. As of the date of these consolidated financial statements, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit. The Company believes CW II’s demand was without merit and plans to vigorously defend its position.

Note 22 - Subsequent events

In July 2008, in connection with the settlement with Mr. Fernando Praca, the Company cancelled 2,500 shares of its common stock (post 40-to-1 reverse split).

In July 2008, the Company issued 2,500 share of common stock to two directors as part of their compensation for services. The Company valued these shares at the fair market value on the date of grant of $8.00 per share, or $20,000 in total, based on the trading price of common stock (post 40-to-1 reverse split).

In July 2008, the Board of Directors completed an evaluation of the trading market for the Company’s common stock, and due to the low stock price, the opinion of the Board of Directors was that a significant reverse split of the Company’s Common Stock is required to allow the Company to undertake acquisitions, raise capital, and improve the image of the Company. Thus, the Board of Directors approved a 40-to-1 reverse stock split. The matter was submitted to the vote of the shareholders, and a majority of the shareholders had voted in favor of the proposed reverse stock split. The stock split became effective on September 4, 2008, and a new trading symbol “GNPH” also became effective on that day. Those holding fractional shares will be rounded up the next whole share. Subsequent to the stock split, the Company has approximately 9,768,000 shares issued and outstanding. The total number of authorized shares became 22,500,000. These consolidated financial statements have been retroactively adjusted to reflect the reverse split. Additionally, all share representations are on a post-split basis.

In August 2008, the PRC government approved for CJBT to increase its registered capital from $30 million to $58 million. The PRC laws require Union Well, the 100% owner of CJBT to contribute at least 20% of the registered capital within 30 days of the approval and the remaining balance is required to be contributed within two years of the approval date. In August 2008, CJBT received additional registered capital in total of $1,996,001.

In September 2008, the Company repaid the outstanding balance of the short term loan in the amount of $2,772,100, in satisfaction of its obligation outstanding as of June 30, 2008.The Company is in the process of renewing of this loan.