Form 10-Q
period 2008-09-30
Genesis Pharmaceuticals Enterprises, Inc.
filed 2008-11-14
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2008

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

Commission file number:   333-86347

GENESIS PHARMACEUTICALS ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-1130026
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park Laiyang City, Yantai, Shandong Province, People’s Republic of China 265200
(Address of principal executive offices)

(0086) 535-7282997
(issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares outstanding at November 12, 2008 was 10,331,448.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$61,269,936	$48,195,798
Restricted cash	7,894,348	7,839,785
Investment	886,509	2,055,241
Accounts receivable, net of allowance for doubtful accounts of
$219,400 and $155,662, respectively	25,354,209	24,312,077
Accounts receivable - related parties	187,509	673,808
Inventories	3,066,280	3,906,174
Other receivables	192,954	152,469
Other receivables - related parties	377,941	-
Advances to suppliers and other assets	892,489	1,718,504
Total current assets	100,122,175	88,853,856

PLANT AND EQUIPMENT, net	11,129,878	11,225,844

OTHER ASSETS:
Restricted investments	1,078,875	2,481,413
Financing cost, net	1,746,868	1,916,944
Intangible assets, net	9,870,494	9,916,801
Total other assets	12,696,237	14,315,158

Total assets	$123,948,290	$114,394,858

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,536,337	$2,341,812
Short term bank loans	-	2,772,100
Notes payable	7,894,348	5,843,295
Other payables	4,583,078	3,671,703
Other payables - related parties	391,723	164,137
Accrued liabilities	954,231	334,439
Liabilities assumed from reorganization	552,220	1,084,427
Taxes payable	6,452,277	166,433
Total current liabilities	23,364,214	16,378,346

CONVERTIBLE DEBT, net of discount of $31,837,406 and $32,499,957
as of September 30, 2008 and June 30, 2008, respectively	3,162,594	2,500,043

Total Liabilities	26,526,808	18,878,389

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized;	-	-
none issued, or outstanding)
Common stock ($0.001 par value, 22,500,000 and 15,000,000 shares authorized, respectively; 9,771,448 and 9,767,844 shares issued
and outstanding, respectively)	9,773	9,770
Paid-in-capital	73,392,365	45,554,513
Captial contribution receivable	(27,845,000)	(11,000)
Retained earnings	41,550,881	39,008,403
Statutory reserves	3,844,884	3,253,878
Accumulated other comprehensive income	6,468,579	7,700,905
Total shareholders' equity	97,421,482	95,516,469
Total liabilities and shareholders' equity	$123,948,290	$114,394,858

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
REVENUES:
Sales	$27,320,750	$15,262,789
Sales - related parties	243,843	1,348,095
TOTAL REVENUE	27,564,593	16,610,884

Cost of sales	5,713,059	4,205,945
Cost of sales - related parties	54,478	384,169
COST OF SALES	5,767,537	4,590,114

GROSS PROFIT	21,797,056	12,020,770

RESEARCH AND DEVELOPMENT EXPENSE	1,097,925	264,920

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,351,975	6,821,416

INCOME FROM OPERATIONS	7,347,156	4,934,434

OTHER (INCOME) EXPENSE:
Other expense, net	914,970	12,678
Other (income) - related parties	(143,950)	(26,492)
Non-operating expense	74,621	59,903
Interest expense, net	1,352,794	60,000
Loss from discontinued operations	45,216	-
OTHER EXPENSE, NET	2,243,651	106,089

INCOME BEFORE PROVISION FOR INCOME TAXES	5,103,505	4,828,345

PROVISION FOR INCOME TAXES	1,970,021	1,593,353

NET INCOME	3,133,484	3,234,992

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	330,641	417,346
Unrealized holding (loss)	(1,562,967)	-

COMPREHENSIVE INCOME	$1,901,158	$3,652,338

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	9,769,329	7,494,740

BASIC EARNINGS PER SHARE	$0.32	$0.43

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	9,861,671	7,494,740

DILUTED EARNINGS PER SHARE	$0.32	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,133,484	$3,234,992
Loss from discontinued operations	(45,216)	-
Income from continuing operations	3,178,700	3,234,992
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	146,694	111,356
Amortization of intangible assets	73,540	31,521
Amortization of debt issuance costs	170,076	-
Amortization of debt discount	662,551	-
Bad debt expense	63,350	-
Gain on sale of marketable securities	(124,523)	-
Unrealized loss on trading securities	1,044,083	-
Other non-cash settlement	(20,000)	-
Stock-based compensation	23,854	-
Change in operating assets and liabilities
Accounts receivable	(1,039,428)	(3,173,544)
Accounts receivable - related parties	488,446	(1,213,279)
Notes receivables	-	19,046
Inventories	851,126	(354,330)
Other receivables	(48,205)	(334,460)
Other receivables- related parties	(378,174)	-
Advances to suppliers and other assets	839,097	(3,858,910)
Accounts payable	188,211	(1,385,815)
Other payables	901,863	(1,091,944)
Other payables - related parties	227,135	-
Accrued liabilities	138,310	55,947
Taxes payable	6,289,257	4,719,062
Net cash provided by (used in) operating activities	13,675,963	(3,240,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Procees from sales of marketable securities	88,743	-
Acquisition of equipment	(19,877)	(20,723)
Net cash provided by (used in) investing activities	68,866	(20,723)

CASH FLOWS FINANCING ACTIVITIES:
Payments for dividend	-	(10,596,800)
Proceeds from bank loans	-	3,179,040
Principal payments on short term bank loans	(2,781,410)	(2,649,200)
Proceeds from notes payable	2,036,285	-
Principal payments on notes payable	-	(2,906,702)
(Decrease) increase in restricted cash	(39,795)	2,906,702
Net cash used in financing activities	(784,920)	(10,066,960)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	114,229	161,697

INCREASE (DECREASE) IN CASH	13,074,138	(13,166,344)

CASH, beginning of period	48,195,798	17,737,208

CASH, end of period	$61,269,936	$4,570,864

The accompanying notes are an integral part of these consolidated financial statements.

 GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 1 – Organization and business

Genesis Pharmaceuticals Enterprises, Inc. (the “Company” or “Genesis”) was originally incorporated in the state of Florida on August 15, 2001, under the name Genesis Technology Group, Inc. with the principal business objective of operating as a business development and marketing firm that specializes in advising and providing a turnkey solution for small and mid-sized Chinese companies entering Western markets. On October 1, 2007, Genesis executed a Share Acquisition and Exchange Agreement (“Exchange Agreement”) by and among Genesis, Karmoya International Ltd. (“Karmoya”), a British Virgin Islands company, and the shareholders of 100% of Karmoya’s capital stock (the “Karmoya Shareholders”). After the closing of the Exchange Agreement, Karmoya became the Company’s wholly owned subsidiary, and the Company’s primary operations now consist of the business and operations of Karmoya and its subsidiaries. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Cash	$534,950
Prepaid expenses	40,620
Marketable equity securities	370,330
Other assets	7,083
Restricted marketable securities	1,746,809
Restricted marketable securities held for short term loans	3,250,000
Accounts payable and accrued liabilities	(1,085,323)
Loan payable	(515,000)
Other liabilities assumed from acquisition	(452,001)
Minority interest	(121,063)
Net assets acquired	$3,776,405

Contemporaneous with the Exchange Agreement in October 2007, the Company discontinued the business development and marketing segment of the Company, which had been the Company’s principal business objective prior to the reverse merger as described in Note 5 (the business development and marketing segment represented 100% of the Company’s sales prior to October 1, 2007). Liabilities of the business development and marketing segment are reclassified as liabilities assumed from reorganization in the consolidated balance sheets. The results of operations and cash flows of the business development and marketing segment of the Company have been reflected as loss from discontinued operations in the consolidated statements of income and cash flows, respectively, for the year ended June 30, 2008. Except for Genesis Pharmaceuticals Enterprises, Inc., all other entities that were consolidated into the Company prior to October 1, 2007, have been administratively dissolved.

Karmoya was established on July 18, 2007, under the laws of the British Virgin Islands. Karmoya was established as a “special purpose vehicle” for the foreign capital raising activities of Laiyang Jiangbo Pharmaceuticals Co., Ltd. (“Laiyang Jiangbo”), a limited liability company formed under the laws of the People’s Republic of China (the “PRC” or “China”). China’s State Administration of Foreign Exchange (“SAFE”) requires the shareholders of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters under an official notice known as “Circular 106” in the PRC. On September 19, 2007, Karmoya was approved by the local Chinese SAFE as a “special purpose vehicle” offshore company.

On September 20, 2007, Karmoya acquired 100% of Union Well International Limited (“Union Well”), a Cayman Islands corporation established on May 9, 2007. On September 17, 2007, Union Well established a wholly owned subsidiary, Genesis Jiangbo (“Laiyang”) Biotech Technology Co., Ltd. (“GJBT”), in the PRC as a wholly owned foreign limited liability company (“WOFE”) with an original registered capital of $12 million. GJBT develops, manufactures, and sells health medicines. The Company increased its registered capital in GJBT to $30,000,000 in June 2008. In August 2008, the PRC government approved GJBT to increase its registered capital from $30 million to $59.8 million. The PRC laws require Union Well, the 100% owner of GJBT to contribute at least 20% of the registered capital within 30 days of the approval and the remaining balance is required to be contributed within two years of the approval date. In August 2008, GJBT’s board of directors approved an increase of additional registered capital in the amount of $29,800,000 of which $1,966,000 was paid as of September 30, 2008, and the remaining balance of $27,834,000 was recorded as a capital contribution receivable as of September 30, 2008.

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

On September 21, 2007, GJBT entered into a series of contractual arrangements (“Contractual Arrangements”) with Laiyang Jiangbo and its shareholders. Under the terms of the Contractual Arrangements, GJBT took control over the management of the business activities of Laiyang Jiangbo and holds a 100% variable interest in Laiyang Jiangbo. The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which GJBT has the right to advise, consult, manage, and operate Laiyang Jiangbo, and collect and own all of their respective net profits. Additionally, Laiyang Jiangbo’s shareholders have granted their voting rights over Laiyang Jiangbo to GJBT. In order to further reinforce GJBT’s rights to control and operate Laiyang Jiangbo, Laiyang Jiangbo and its shareholders have granted GJBT the exclusive right and option to acquire all of their equity interests in Laiyang Jiangbo or, alternatively, all of the assets of Laiyang Jiangbo. Further, Laiyang Jiangbo’s shareholders have pledged all of their rights, titles, and interests in Laiyang Jiangbo to GJBT. As both companies are under common control, this has been accounted for as a reorganization of entities and the accompanying consolidated financial statements have been prepared as if the reorganization occurred retroactively. The Company consolidates Laiyang Jiangbo’s results of operations, assets and liabilities in its financial statements.

Karmoya used the contractual arrangements to gain control of Laiyang Jiangbo, instead of using a complete acquisition of Laiyang Jiangbo’s assets or equity to make Laiyang Jiangbo a wholly owned subsidiary of Karmoya, due to the following: (i) PRC laws governing share exchanges with foreign entities, which became effective on September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange, PRC’s laws would require Karmoya to acquire Laiyang Jiangbo in cash, and at the time of the acquisition, Karmoya was unable to raise sufficient funds to pay the full appraised cash fair value for Laiyang Jiangbo’s assets or shares as required under PRC laws.

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying balance sheets, and related interim statements of income, shareholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, however, these consolidated financial statements are not indicative of a full year of operations.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the following entities, and all significant intercompany transactions and balances have been eliminated in consolidation:

Consolidated entity name:	Percentage of ownership
Karmoya International Ltd.	100%
Union Well International Limited	100%
Genesis Jiangbo (Laiyang) Biotech Technology Co., Ltd.	100%
Laiyang Jiangbo Pharmaceuticals Co., Ltd.	Variable Interest Entity

Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No.51” (“FIN 46R”), addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of FIN 46R, the Company has determined that Laiyang Jiangbo is a VIE and that the Company is the primary beneficiary, and accordingly, the financial statements of Laiyang Jiangbo are consolidated into the financial statements of the Company.

Reverse stock split

In July 2008, the Company approved a 40-to-1 reverse stock split, effective September 4, 2008, and a new trading symbol “GNPH” also became effective on that day. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. All share representations are on a post-split basis.

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

Translation adjustments amounted to $6,683,694 and $6,353,053 as of September 30, 2008 and June 30, 2008, respectively. Asset and liability accounts at September 30, 2008 were translated at 6.835RMB to $1.00 USD as compared to 6.851RMB at June 30, 2008. Equity accounts were stated at their historical rates. The average translation rates applied to statements of income for the three months ended September 30, 2008 and 2007 were 6.8311 RMB and 7.55 RMB to $1.00 USD.

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Stock-based compensation

The Company records stock-based compensation expense pursuant to SFAS No. 123R (SFAS 123R”), "Share Based Payment.” SFAS 123R requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company estimates the fair value of the awards using the Black-Scholes Option Pricing Model. Under SFAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of September 30, 2008 and June 30, 2008, the Company’s bank balances, including restricted cash balances, exceeded government-insured limits by approximately $68,933,520 and $55,576,446, respectively.

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

As of September 30, 2008 and June 30, 2008, the Company had restricted cash of $7,894,348 and $7,839,785, respectively, of which $7,894,348 and $5,843,295, respectively, were maintained as security deposits for bank acceptance related to the Company’s notes payable.

Investment and restricted investments

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

For the three months ended September 30, 2008 and 2007, realized gain on trading securities amounted to $124,523 and $0, respectively. Unrealized loss on trading securities amounted to $1,044,083 for the three months ended September 2008. There were no unrealized losses on trading securities for the three months ended September 30, 2007.

For the three months ended September 30, 2008 and 2007, unrealized loss on available-for-sales securities amounted to $215,115 and $0, respectively.

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

Certain accounts receivable amounts are charged off against allowances after unsuccessful collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur.

The activities in the allowance for doubtful accounts are as follows for the periods ended September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
	(Unaudited)
Beginning allowance for doubtful accounts	$155,662	$166,696
Bad debt additions (recovery of previously reserved amount)	63,298	(27,641)
Foreign currency translation adjustments	440	16,607
Ending allowance for doubtful accounts	$219,400	$155,662

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the weighted average method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of September 30, 2008 and June 30, 2008, the Company has determined that no reserves were necessary.

Advance to suppliers

Advances to suppliers represent partial payments or deposits for future inventory and equipment purchases. These advances to suppliers are non-interest bearing and unsecured. From time to time, vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis. As of September 30, 2008 and June 30, 2008, advances to suppliers amounted to $891,489 and $1,718,504, respectively.

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

Useful Life
Building and building improvements	5 – 40 Years
Manufacturing equipment	5 – 20 Years
Office equipment and furniture	5 – 10 Years
Vehicle	5 Years

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

Patents and licenses include purchased technological know-how, secret formulas, manufacturing processes, technical, procedural manuals, and the certificate of drugs production and is amortized using the straight-line method over the expected useful economic life of 5 years, which reflects the period over which those formulas, manufacturing processes, technical and procedural manuals are kept secret to the Company as agreed between the Company and the selling parties.

The estimated useful lives of intangible assets are as follows:

Useful Life
Land Use Rights	50 Years
Patents	5 Years
Licenses	5 Years

Impairment of long-lived assets

Long-lived assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying values have become impaired. The Company considers assets to be impaired if the carrying values exceed the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008, the Company expects these assets to be fully recoverable.

Beneficial conversion feature of convertible notes

The Company accounted for the $5,000,000 and $30,000,000 secured convertible notes issued pursuant to the subscription agreements discussed in Note 14 under Emerging Issues Task Force (“EITF”) 00-27, ‘‘Application of Issue 98-5 to Certain Convertible Instruments.” In accordance with EITF 00-27, the Company has determined that the convertible notes contained beneficial conversion feature because on November 6, 2007, the effective conversion price of the $5,000,000 convertible note was $5.48 when the market value per share was $16.00, and on May 30, 2008, the effective conversion price of the $30,000,000 convertible note was $4.69 when the market value per share was $12.00. Total value of beneficial conversion feature of $2,742,714 for the November 6, 2007 convertible note and $17,572,910 for the May 30, 2008 convertible debt was discounted from the carrying value of the convertible notes. The beneficial conversation feature is amortized using the effective interest method over the term of the note. As of September 30, 2008 and June 30, 2008, total of $18,628,786 and $19,069,054, respectively, remained unamortized for the beneficial conversion feature.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under the asset and liability method as required by SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of September 30, 2008 and June 30, 2008, the Company did not have any deferred tax assets or liabilities, and as such, no valuation allowances were recorded at September 30, 2008 and June 30, 2008.

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

Value added tax

The Company is subject to value added tax (“VAT”) for manufacturing products and business tax for services provided. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient, and will be charged to operations in the period if and when a determination is been made by the taxing authorities that a penalty is due.

VAT on sales and VAT on purchases amounted to $4,683,100 and $374,264 for the three months ended September 30, 2008, respectively, and $2,915,293 and $57,370 for the three months ended September 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to $121,864 and $48,373, respectively, for the three months ended September 30, 2008, and 2007, respectively.

Advertising

Expenses incurred in the advertising of the Company and the Company’s products are charged to operations currently. Advertising expenses amounted to $904,444 and $2,767,459 for the three months ended September 30, 2008 and 2007, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties to assist in such efforts. Research and development costs amounted to $1,097,925 and $264,920 for the three months ended September 30, 2008 and 2007, respectively.

Recently adopted accounting pronouncements

On July 1, 2008, the Company adopted SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of our notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model, which does not entail material subjectivity because the methodology employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008.

	Carrying Value at	Fair Value Measurements at
	September 30, 2008	September 30, 2008 Using
		Level 1	Level 2	Level 3

$5M Convertible Debt (November 2007)	$686,939	$-	$	$5,000,523
$30M Convertible Debt (May 2008)	2,475,655	-		30,380,159

Total	$3,162,594	$-	$	$35,380,682

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” became effective for the Company on July 1, 2008. SFAS 159 provides the Company with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.

Recent accounting pronouncements

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

In May 2008, the FASB issued SFAS No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises included within the scope of FASB Statement No. 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of FASB Statement No. 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not expect the adoption of SFAS 163 will have a material impact on its consolidated results of operations or consolidated financial position.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

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

In June 2008, FASB issued EITF Issue No. 08-4 (“EITF No. 08-4”), “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” EITF No. 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position for the three months ended September 30, 2008.

Reclassifications

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation with no impact on the previously reported net income or cash flows.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2008 and 2007:

	2008	2007

Net income for basic and diluted earnings per share	$3,133,484	$3,234,992

Weighted average shares used in basic computation	9,769,329	7,494,740
Diluted effect of stock options and warrants	92,342	-
Weighted average shares used in diluted computation	9,861,671	7,494,740

Earnings per share:
Basic	$0.32	$0.43
Diluted	$0.32	$0.43

For the three months ended September 30, 2008, 2,000 stock options and 1,875,000 warrants with an average exercise price of $12 and $10.00, respectively, were not included in the diluted earnings per share calculation because of the anti-diluted effect. For the three months ended September 30, 2007, all options and warrants were excluded in the diluted earnings per share calculation due to the anti-diluted effect.

Note 4 - Supplemental disclosure of cash flow information

Cash paid for income taxes amounted to $62,943 and $59,251 for the three month periods ended September 30, 2008 and 2007, respectively.

Cash paid for interest amounted to $58,650 and $89,501 for the three month periods ended September 30, 2008 and 2007, respectively.

Note 5 - Discontinued operations

In connection with the reverse merger with Karmoya on October 1, 2007, the Company determined to discontinue its operations of business development and marketing, as it no longer supported its core business strategy. The discontinuance of these operations did not involve any sale of assets or assumption of liabilities by another party. In conjunction with the discontinuance of operations, the Company determined that the assets related to the Company’s business development and marketing operations were subject to the recognition of impairment. However, since the related assets are continuing to be used by the Company’s Karmoya and subsidiaries, the Company determined that there had been no impairment. The remaining liabilities of the discontinued operations are reflected in the consolidated balance sheets under the caption "liabilities assumed from reorganization" which totaled $552,220 as of September 30, 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of a component of entity that has been disposed of or is classified as held for sale shall be reported in discontinued operations. Accordingly, the results of operations of the business development and marketing operation segment are reported as discontinued operations in the accompanying consolidated statements of income for the three months ended September 30, 2008. As the accompanying consolidated statements of income for the three months ended September 30, 2008 reflect the results of operations for Karmoya and its subsidiaries, the discontinued operations of the Company did not have any impact on the consolidated statements of income for the period presented.

The following is a summary of the components of the loss from discontinued operations for the three months ended September 30, 2008 and 2007:

	2008	2007
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating and other non-operating expenses	45,216	-
Loss from discontinued operations before other expenses and income taxes	45,216	-
Income tax benefit	-
Loss from discontinued operations	$45,216	$-

Note 6 - Inventories

Inventories consisted of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)
Raw materials	$1,060,443	$2,164,138
Work-in-process	76,512	531,076
Packing materials	772,992	204,763
Finished goods	1,156,333	1,006,197
Total	$3,066,280	$3,906,174

Note 7 - Plant and equipment

Plant and equipment consisted of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)
Buildings and building improvements	$10,956,321	$10,926,369
Manufacturing equipment	1,204,659	1,188,643
Office equipment and furniture	305,948	298,137
Vehicles	381,529	380,485
Total	12,848,457	12,793,634
Less: accumulated depreciation	(1,718,579)	(1,567,790)
Total	$11,129,878	$11,225,844

For the three months ended September 30, 2008 and 2007, depreciation expense amounted to $146,694 and $111,356, respectively.

Note 8 - Intangible assets

Intangible assets consisted of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)
Land use rights	$9,957,382	$9,930,157
Patents	541,310	539,830
Licenses	23,335	23,271
Total	10,522,027	10,493,258
Less: accumulated amortization	(651,533)	(576,457)
Total	$9,870,494	$9,916,801

Amortization expense for the three months ended September 30, 2008, and 2007 amounted to $73,540, and $31,521, respectively.

Note 9 - Debt

Short term bank loan

Short term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. The Company’s short term bank loan consisted of the following:

	September ,2008 (Unaudited)	June 30,2008
Loan from Communication Bank; due September 2008; interest rate of 8.64% per annum; monthly interest payment; guaranteed by related party, Jiangbo Chinese-Western Pharmacy.	$-	$2,772,100
Total	$-	$2,772,100

In September 2008, the Company repaid the outstanding balance on the short term bank loan in the amount of $2,772,100, in satisfaction of its obligation outstanding as of June 30, 2008.

Interest expense related to the short term bank loans amounted to $58,650 and $58,273 for three months ended September 30, 2008 and 2007, respectively.

Notes Payable

Notes payable represent amounts due to a bank which are normally secured and are typically renewed. All notes payable are secured by the Company’s restricted cash. The Company’s notes payables consist of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)
Commercial Bank, various amounts, due from October 2008 to March 2009.	$7,894,348	$5,843,295
Total	$7,894,348	$5,843,295

Note 10 - Related party transactions

Accounts receivable - related parties

The Company is engaged in business activities with three related parties, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd, and Yantai Jiangbo Pharmaceuticals Co., Ltd. The Company’s Chief Executive Officer and other majority shareholders have 100% ownership of these entities. At September 30, 20008 and June 30, 2008, accounts receivable from sales of the Company’s products to these related entities were $187,509 and $673,808, respectively. Accounts receivable due from related parties are receivable in cash and due within 3 to 6 months. For the three months ended September 30, 2008 and 2007, the Company recorded sales to related parties as follows:

Name of Related Party	Relationship	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

Jiangbo Chinese-Western Pharmacy	90% owned by Chief Executive Officer	$108,094	$395,848

Laiyang Jiangbo Medicals Co., Ltd.	60% owned by Chief Executive Officer	-	134,280

Yantai Jiangbo Pharmaceuticals Co., Ltd.	Owned by Other Related Party	135,749	817,967

Total		$243,843	$1,348,095

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy. For the three months ended September 30, 2008 and 2007, the Company recorded other income of $143,950 and $26,492 from leasing the two buildings to this related party. As of September 30, 2008, amount due from this related party was $565,450.

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.

Other payable - related parties consisted of the following:

	September 30,	June 30,
	2008	2008
	(Unaudited)
Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board	$320,588	$164,137

Payable to Haibo Xu, Chief Operating Officer and Director	60,635	-

Payable to Elsa Sung, Chief Financial Officer	8,000	-

Payable to John Wang, Director	2,500	-

Total other payable - related parties	$391,723	$164,137

Note 11 – Concentration of major customers, suppliers, and products

For the three months ended September 30, 2008, three products accounted for 36%, 35%, and 27% of the Company’s total sales. For the three months ended September 30, 2007, three products accounted for 65%, 16%, and 12% of the Company’s total sales.

For the three months ended September 30, 2008 and 2007, five customers accounted for approximately 17.4% and 29.1%, respectively, of the Company's sales. These five customers represented 11.0 % and 25.9% of the Company's total accounts receivable as of September 30, 2008 and June 30, 2008, respectively.

For the three months ended September 30, 2008 and 2007, five suppliers accounted for approximately 76.5% and 89.6%, respectively, of the Company's purchases. These five suppliers represented 81.6% and 65.82% of the Company's total accounts payable as of September 30, 2008 and June 30, 2008, respectively.

 Note 12- Taxes payable

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for U.S. income taxes has been made as the Company had no U.S. taxable income during the three months ended September 30, 2008 and 2007.

The Company’s wholly owned subsidiaries Karmoya International Ltd. and Union Well International Ltd. were incorporated in the British Virgin Island (“BVI”) and the Cayman Islands. Under the current laws of the BVI and Cayman Islands, the two entities are not subject to income taxes.

Before January 1, 2008, companies established in the PRC were generally subject to an enterprise income tax ("EIT") rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law ("EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%. Laiyang Jiangbo and GJBT were subject to 25% income tax rate since January 1, 2008 and 33% income tax rate prior to January 1, 2008.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the three months ended September 30, 2008 and 2007:

	2008	2007
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S	(34.0)%	(34.0)%
China income taxes	25.0%	33.0%
Total provision for income taxes	25.0%	33.0%

Taxes payable are as follows:

	September 30,	June 30,
	2008	2008
	(Unaudited)
Value added taxes	$4,031,320	$83,775
Income taxes	1,968,810	62,733
Other taxes	452,147	19,924
Total	$6,452,277	$166,432

Note 13 - Convertible Debt

November 2007 Convertible Debentures

On November 7, 2007, the Company entered into a Securities Purchase Agreement (the “November 2007 Purchase Agreement”) with Pope Investments, LLC (“Pope”) (the “November 2007 Investor”). Pursuant to the November 2007 Purchase Agreement, the Company issued and sold to the November 2007 Investor, $5,000,000 principal amount of our 6% convertible subordinated debentures due November 30, 2010 (the “November 2007 Debenture”) and a three-year warrant to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share, exercisable at $12.80 per share, subject to adjustment as provided therein. The November 2007 Debenture bears interest at the rate of 6% per annum and the initial conversion price of the debentures is $10 per share. In connection with the offering, the Company placed in escrow 500,000 shares of its common stock. In connection with the May 2008 financing, the November 2007 Debenture conversion price was subsequently adjusted to $8 per share (Post 40-to-1 reverse split).

The Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and concluded that the convertible debenture has a beneficial conversion feature.  The Company estimated the intrinsic value of the beneficial conversion feature of the November 2007 Debenture at $2,904,093. The fair value of the warrants was estimated at $2,095,907. The two amounts are recorded together as debt discount and amortized using the effective interest method over the three-year term of debentures.

The fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 3 years, (3) expected volatility of 197%, and (4) zero expected dividends. The total estimated fair value of the warrants granted and beneficial conversion feature of the November 2007 Debenture should not exceed the $5,000,000 November 2007 Debenture, and the calculated warrant value was used to determine the allocation between the fair value of the beneficial conversion feature of the November 2007 Debenture and the fair value of the warrants.

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debentures. For the three months ended September 30, 2008, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $29,534, which has been included in interest expense. The remaining balance of unamortized debt issuance costs of the November 2007 Purchase Agreement at September 30, 2008 was $247,757. The amortization of debt discounts was $141,580 for the three months ended September 30, 2008, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the debt discount was $4,313,061 at September 30, 2008.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS No. 133 and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $10, the secured convertible debt was not a derivative instrument.

The November 2007 Debenture bears interest at the rate of 6% per annum, payable in semi-annual installments on May 31 and November 30 of each year, with the first interest payment due on May 31, 2008. The initial conversion price (“November 2007 Conversion Price”) of the November 2007 Debentures is $10 per share. If the Company issues common stock at a price that is less than the effective November 2007 Conversion Price, or common stock equivalents with an exercise or conversion price less than the then effective November 2007 Conversion Price, the November 2007 Conversion Price of the November 2007 Debenture and the exercise price of the warrants will be reduced to such price. The November 2007 Debenture may not be prepaid without the prior written consent of the Holder, as defined. In connection with the Offering, the Company placed in escrow 500,000 shares of common stock issued by the Company in the name of the escrow agent. In the event the Company’s consolidated Net Income Per Share (as defined in the November 2007 Purchase Agreement), for the year ended June 30, 2008, is less than $1.52, the escrow agent shall deliver the 500,000 shares to the November 2007 Investor. The Company determined that its fiscal 2008 Net Income Per Share met the required amount and no shares were delivered to the November 2007 Investor.

Pursuant to the November 2007 Purchase Agreement, the Company entered into a Registration Rights Agreement. In accordance with the Registration Rights Agreement, the Company must file on each Filing Date (as defined in the Registration Rights Agreement) a registration statement to register the portion of the Registrable Securities (as defined therein) as permitted by the Securities and Exchange Commission’s guidance. The initial registration statement must be filed within 90 days of the closing date and declared effective within 180 days following such closing date. Any subsequent registration statements that are required to be filed on the earliest practical date on which the Company is permitted by the Securities and Exchange Commission’s guidance to file such additional registration statements, these statements must be effective 90 days following the date on which it is required to be filed. In the event that the registration statement is not timely filed or declared effective, the Company will be required to pay liquidated damages. Such liquidated damages shall be, at the investor’s option, either $1,643.83 or 164 shares of common stock per day that the registration statement is not timely filed or declared effective as required pursuant to the Registration Rights Agreement, subject to an amount of liquidated damages not exceeding either $600,000, and 60,000 shares of common stock, or a combination thereof based upon 12% liquidated damages in the aggregate. In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments," which was effective immediately. FSP EITF 00-19-2 amended EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to SFAS No. 5, “Accounting for Contingencies,” rather than at fair value. The November 2007 Investor has subsequently agreed to allow the Company to file the November 2007 registration statement in conjunction with the Company’s financing in May 2008 and, as such, no liquidated damages were incurred for the year ended June 30, 2008.

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended.

May 2008 Convertible Debentures

On May 30, 2008, the “Company entered into a Securities Purchase Agreement (the “May 2008 Securities Purchase Agreement”) with certain investors (the “May 2008 Investors”), pursuant to which, on May 30, 2008, the Company sold to the May 2008 Investors 6% convertible debentures (the “May 2008 Notes”) and warrants to purchase 1,875,000 shares of the Company’s common stock (“May 2008 Warrants”), for an aggregate amount of $30,000,000 (the “May 2008 Purchase Price”), in transactions exempt from registration under the Securities Act (the “May 2008 Financing”). Pursuant to the terms of the May 2008 Securities Purchase Agreement, the Company will use the net proceeds from the Financing for working capital purposes. Also pursuant to the terms of the May 2008 Securities Purchase Agreement, the Company must, among other things, increase the number of its authorized shares of common stock to 22,500,000 by August 31, 2008, and is prohibited from issuing any “Future Priced Securities” as such term is described by NASD IM-4350-1 for one year following the closing of the May 2008 Financing. The Company has satisfied the increase in the number of its authorized shares of common stock in August 2008 (post 40-to-1 reverse split).

The May 2008 Notes are due May 30, 2011, and are convertible into shares of the Company’s common stock at a conversion price equal to $8 per share, subject to adjustment pursuant to customary anti-dilution provisions and automatic downward adjustments in the event of certain sales or issuances by the Company of common stock at a price per share less than $8. Interest on the outstanding principal balance of the May 2008 Notes is payable at a rate of 6% per annum, in semi-annual installments payable on November 30 and May 30 of each year, with the first interest payment due on November 30, 2008. At any time after the issuance of the May 2008 Note, any May 2008 Investor may convert its May 2008 Note, in whole or in part, into shares of the Company’s common stock, provided that such May 2008 Investor shall not effect any conversion if immediately after such conversion, such May 2008 Investor and its affiliates would, in the aggregate, beneficially own more than 9.99% of the Company’s outstanding common stock. The May 2008 Notes are convertible at the option of the Company if the following four conditions are met: (i) effectiveness of a registration statement with respect to the shares of the Company’s common stock underlying the May 2008 Notes and the Warrants; (ii) the Volume Weighted Average Price (“VWAP” of the common stock has been equal to or greater than 250% of the conversion price, as adjusted, for 20 consecutive trading days on its principal trading market; (iii) the average dollar trading volume of the common stock exceeds $500,000 on its principal trading market for the same 20 days; and (iv) the Company achieves 2008 Guaranteed EBT (as hereinafter defined) and 2009 Guaranteed EBT (as hereinafter defined). A holder of a May 2008 Note may require the Company to redeem all or a portion of such May 2008 Note for cash at a redemption price as set forth in the May 2008 Notes, in the event of a change in control of the Company, an event of default or if any governmental agency in the PRC challenges or takes action that would adversely affect the transactions contemplated by the Securities Purchase Agreement. The May 2008 Warrants are exercisable for a five-year period beginning on May 30, 2008, at an initial exercise price of $10 per share.

The Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the convertible debenture has a beneficial conversion feature.  The Company estimated the intrinsic value of the beneficial conversion feature of the May 2008 Note at $17,572,910. The fair value of the warrants was estimated at $12,427,090. The two amounts are recorded together as debt discount and amortized using the effective interest method over the three-year term of the debentures.

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

In connection with the private placement, the Company paid the placement agents a fee of $1,500,000 and incurred other expenses of $186,500, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debenture. During the three months ended September 30, 2008, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $140,542. The remaining balance of unamortized debt issuance costs of the May 2008 Purchase Agreement at September 30, 2008 was $1,499,111. The amortization of debt discounts was $520,971 for the three months ended September 30, 2008, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the debt discount was $27,524,345 at September 30, 2008.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meets the definition of derivatives under SFAS No. 133 and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $8 per share, the secured convertible debt was not a derivative instrument.

In connection with the May 2008 Financing, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”) dated May 30, 2008, with the May 2008 Investors and Loeb & Loeb LLP, as Escrow Agent, pursuant to which $4,000,000 of the May 2008 Purchase Price was deposited into an escrow account with the Escrow Agent at the closing of the Financing. Pursuant to the terms of the Holdback Escrow Agreement, (i) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than 120 days following the closing of the Financing of an obligation that the board of directors be comprised of at least five members (at least two of whom are to be fluent English speakers who possess necessary experience to serve as a director of a public company), a majority of whom will be independent directors acceptable to Pope and (ii) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than six months following the closing of the Financing of an obligation to hire a qualified full-time chief financial officer (as defined in the May 2008 Securities Purchase Agreement). In the event that either or both of these obligations are not so satisfied, the applicable portion of the escrowed funds will be released pro rata to the Investors. The Company has satisfied both requirement and the holdback money was released to the Company in full.

In connection with the May 2008 Financing, Mr. Cao, the Company’s Chief Executive Officer and Chairman of the Board, placed 3,750,000 shares of common stock of the Company owned by him into an escrow account pursuant to a make good escrow agreement, dated May 30, 2008 (the “Make Good Escrow Agreement”). In the event that either (i) the Company’s adjusted 2008 earnings before taxes is less than $26,700,000 (“2008 Guaranteed EBT”) or (ii) the Company’s 2008 adjusted fully diluted earnings before taxes per share is less than $1.60 (“2008 Guaranteed Diluted EBT”), 1,500,000 of such shares (the “2008 Make Good Shares”) are to be released pro rata to the May 2008 Investors. In the event that either (i) the Company’s adjusted 2009 earnings before taxes is less than $38,400,000 (“2009 Guaranteed EBT”) or (ii) the Company’s adjusted fully diluted earnings before taxes per share is less than $2.32 (or $2.24 if the 500,000 shares of common stock held in escrow in connection with the November 2007 private placement have been released from escrow) (“2009 Guaranteed Diluted EBT”), 2,250,000 of such shares (the “2009 Make Good Shares”) are to be released pro rata to the May 2008 Investors. Should the Company successfully satisfy these respective financial milestones, the 2008 Make Good Shares and 2009 Make Good Shares will be returned to Mr. Cao. In addition, Mr. Cao is required to deliver shares of common stock owned by him to the Investors on a pro rata basis equal to the number of shares (the “Settlement Shares”) required to satisfy all costs and expenses associated with the settlement of all legal and other matters pertaining to the Company prior to or in connection with the completion of the Company’s October 2007 share exchange in accordance with formulas set forth in the May 2008 Securities Purchase Agreement (post 40-to-1 reverse split).

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

Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the shares of common stock underlying the May 2008 Notes and Warrants, (ii) the 2008 Make Good Shares, (iii) the 2009 Make Good Shares, and (iv) the Settlement Shares. The Company must file an initial registration statement covering the shares of common stock underlying the Notes and Warrants no later than 45 days from the closing of the Financing and to have such registration statement declared effective no later than 180 days from the closing of the Financing. If the Company does not timely file such registration statement or cause it to be declared effective by the required dates, then the Company will be required to pay liquidated damages to the Investors equal to 1.0% of the aggregate May 2008 Purchase Price paid by such Investors for each month that the Company does not file the registration statement or cause it to be declared effective. Notwithstanding the foregoing, in no event shall liquidated damages exceed 10% of the aggregate amount of the May 2008 Purchase Price.

The above two convertible debenture liabilities are as follows at September 30, 2008:

November 2007 convertible debenture note payable	$5,000,000
May 2008 convertible debenture note payable	30,000,000
Total convertible debenture note payable	35,000,000
Less: Unamortized discount on November 2007 convertible debenture note payable	(4,313,061)
Less: Unamortized discount on May 2008 convertible debenture note payable	(27,524,345)
Convertible debentures, net	$3,162,594

Note 14 - Shareholders’ equity

Common Stock

In July 2008, the Board of Directors approved a 40-to-1 reverse stock split that became effective on September 4, 2008, and a new trading symbol “GNPH” also became effective on that day. Those holding fractional shares were rounded up the next whole share. Subsequent to the stock split, the Company had approximately 9,768,000 shares issued and outstanding. The total number of authorized shares became 22,500,000. These consolidated financial statements have been retroactively adjusted to reflect the reverse split. Additionally, all share representations are on a post-split basis.

In July 2008, in connection with the settlement with Mr. Fernando Praca (Fernando Praca, Plaintiff vs. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida), the Company cancelled 2,500 shares of its common stock (post 40-to-1 reverse split) and the cancelled shares were valued at fair market value on the date of cancellation at $8 per share or $20,000 in total, based on the trading price of the common stock. For the three months ended September 30, 2008, the Company recorded settlement income of $20,000 related to the settlement.

In July 2008, the Company issued 2,500 shares of common stock to two of the Company’s current and ex-directors as part of their compensation for services. The Company valued these shares at the fair market value on the date of grant of $8 per share, or $20,000 in total, based on the trading price of common stock (post 40-to-1 reverse split). In September 2008, the Company issued 2,500 shares of common stock to two of the Company’s current and ex-directors as part of compensation for services. The Company valued these shares at the fair market value on the date of grant of $9 per share, or $22,500 in total, based on the trading price of common stock. (post 40-to-1 reverse split) For the three months ended September 30, 2008, the Company recorded stock based compensation of $23,854 and deferred compensation of $18,646 accordingly.

Registered capital contribution receivable

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown in capital contribution receivable on the accompanying consolidated financial statements. As part of its agreements with shareholders, the Company was to receive the entire $10,000 in October 2007. As of September 30, 2008, the Company has not received the $10,000.

Union Well was established on May 9, 2007, with a registered capital of $1,000. In connection with Karmoya’s acquisition of Union Well, the registered capital of $1,000 is reflected as capital contribution receivable on the accompanying consolidated financial statements. The $1,000 was due in October 2007, however, as of September 30, 2008, the Company has not received the $1,000.

On September 17, 2007, Union Well established GJBT in PRC as a 100% wholly owned foreign limited liability subsidiary (“WOFE”) with registered capital of $12 million. PRC laws require the owner of the WOFE to contribute at least 15% of the registered capital within 90 days of its business license issuance date and the remaining balance is required to be contributed within two years of the business license issuance date. In June 2008, the PRC government approved for GJBT to increase its registered capital from $12 million to $30 million. By June 30, 2008, the Company had funded GJBT the entire registered capital required in accordance with PRC laws. In August 2008, the PRC government approved for GJBT to increase its registered capital from $30 million to $59.8 million. The PRC laws require Union Well, the 100% owner of GJBT to contribute at least 20% of the registered capital within 30 days of the approval, and the remaining balance is required to be contributed within two years of the approval date. In August 2008, GJBT received additional registered capital in the amount of approximately $1,966,000. As of September 30, 2008, the Company has not received the remaining contribution receivable in the amount of $27,834,000.

Note 15 - Warrants

In connection with the May 2008 financing, the exercise price of outstanding warrants issued in 2004 to purchase 74,085 shares of common stock was reduced to $8 per share. The 2004 warrants contain full ratchet anti-dilution provisions to the exercise price, in which due to the Company’s May 2008 financing, resulted in the 2004 warrants to be exercisable at $8 per share. The provisions of the 2004 warrants, which result in the reduction of the exercise price, remain in place. Of the 2004 warrants, 16,455 shares are exercisable through January 15, 2009, and 57,630 are exercisable through March 29, 2009.

In connection with the $5,000,000, 6% convertible subordinated debentures note, the Company issued a three-year warrant to purchase 250,000 shares of common stock, at an exercise price of $12.80 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 3 years, (3) expected volatility of 197%, and (4) zero expected dividends. In connection with the May 2008 financing, the exercise price of outstanding warrants issued in November 2007 was reduced to $8 per share and the total number of warrants to purchase common stock was increased to 400,000.

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

The Company had 2,349,085 warrants outstanding and exercisable at an average exercise price of $9.60 per share as of September 30, 2008.

A summary of the warrants as of September 30, 2008, and changes during the period are presented below:

Number of warrants
Outstanding as of July 1, 2007	74,085
Granted	2,275,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	2,349,085
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2008	2,349,085

The following is a summary of the status of warrants outstanding at September 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life (Years)	Average Exercise Price	Number	Average Remaining Contractual Life (Years)
$8.00	474,085	2.16	$8.00	474,085	2.16
$10.00	1,875,000	4.67	$10.00	1,875,000	4.67
Total	2,349,085			2,349,085

Note 16 - Stock options

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On July 1, 2007, 133,400 options were granted and the fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Former officers	3.50 years	195%	0%	4.50%	$5.20

On June 10, 2008, 7,500 options were granted and the fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

					Grant Date
	Expected	Expected	Dividend	Risk Free	Average Fair
	Life	Volatility	Yield	Interest Rate	Value
Current officer	5 years	95%	0%	2.51%	$8.00

As of September 2008, of the 7,500 options held by the Company’s executives, directors, and employees, 2,000 were vested.

The following is a summary of the option activity:

Number of options
Outstanding as of July 1, 2007	194,436
Granted	7,500
Forfeited	(23,536)
Exercised	(37,500)
Outstanding as of June 30, 2008	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2008	140,900

Following is a summary of the status of options outstanding at September 30, 2008:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average exercise price	Number	Weighted average exercise price
$4.20	133,400	2.25	$4.20	133,400	$4.20
12.00	2,000	4.75	12.00	2,000	12.00
16.00	1,750	4.75	-	-	-
20.00	1,875	4.75	-	-	-
24.00	1,875	4.75	-	-	-
$4.93	140,900		$-	135,400	$4.32

As of September 30, 2008, there was $44,941 of total unrecognized compensation expense related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Note 17 - Employee pension

The employee pension in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the three months ended September 30, 2008 and 2007, the Company made pension contributions in the amount of $9,661 and $7,738, respectively.

Note 18 - Statutory reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China ("PRC GAAP"). Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company's Board of Directors decided not to make an appropriation to this reserve for 2008.

Pursuant to the Company's articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. For the three months ended September 30, 2008 and 2007, the Company appropriated to the statutory surplus reserve the amount of $591,006 and $323,498, respectively.

Note 19 - Accumulated other comprehensive income

The components of accumulated other comprehensive income is as follows:

Balance, June 30, 2008	$7,700,905
Foreign currency translation gain	330,641
Unrealized loss on marketable securities	(1,562,967)
Balance, September 30, 2008	$6,468,579

Note 20 - Commitments and Contingencies

Operations based in PRC

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of PRC's economy.

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

R&D Agreement

In September 2007, the Company entered into a three year Cooperative Research and Development Agreement (“CRADA”) with a provincial university. Under the CRADA, the university is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the university will also provide technical services and trainings to the Company.  As part of the CRADA, the Company will pay approximately $3.2 million (RMB 24,000,000) plus out-of-pocket expenses to the university annually and provide internship opportunities for students of the university.  The Company will have the primary ownership of the designated research and development project results.

In November 2007, the Company entered into a five year CRADA with a research institute. Under this CRADA, the institute is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the university will also provide technical services and trainings to the Company.  As part of the CRADA, the Company will pay approximately $814,000 (RMB 6,000,000) to the institute annually.  The Company will have the primary ownership of the designated research and development project results. As of September 30, 2008, the Company’s future estimated payments to CRADA amounted to $8,929,790.

For the three months ended September 30, 2008, approximately $1,098,000 was incurred as research and development expense.

Legal proceedings

The Company is involved in various legal matters arising in the ordinary course of business. After taking into consideration the Company’s legal counsel’s evaluation of such matters, the Company’s management is of the opinion that the outcome of these matters will not have a significant effect on the Company’s consolidated financial position as of September 30, 2008.

The following summarizes the Company’s pending and settled legal proceedings as of September 30, 2008:

Fernando Praca, Plaintiff v.s. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Circuit Court of the 15 th Judicial Circuit in and for Palm Beach County, Florida

Fernando Praca, former Director and former President of the Company’s discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and the Company in June 2005 relating to damages arising from the sale of Extrema LLC to Genesis Technology Group, Inc. Fernando Praca had filed a Motion of Temporary Injunction but had not proceeded to move this case forward. The plaintiff has decided to reinitiate the legal action in March 2008. In July 2008, the Company and Fernando Praca entered into a Settlement Agreement whereby Fernando Praca agreed to dismiss this action against the Company and to surrender to the Company for cancellation, 100,000 shares of common stock in the Company held by him. The Company agreed to provide Fernando Praca with a legal opinion of its counsel removing the restrictive legend on the 1,269,607 shares of common stock held by Fernando Praca.

CRG Partners, Inc. and Capital Research Group, Inc. and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (Arbitration) - Case No. 32 145 Y 00976 07, American Arbitration Association, Southeast Case Management Center

On December 4, 2007, CRG Partners, Inc. (“CRGP”), a former consultant of the Company, filed a demand for arbitration against the Company alleging breach of contract and seeking damages of approximately $10 million as compensation for consulting services rendered to the Company. The amount of damages sought by the claimant is equal to the dollar value of 29,978,900 shares of the Company’s common stock (Pre 40-to-1 reverse split) on November 2, 2007, in which the claimant alleges are due and owing to CRGP. On December 5, 2007, the Company gave notice of termination of the relationship with CRG under the consulting agreement. CRGP subsequently filed an amendment to the demand for arbitration to include Capital Research Group, Inc. (“CRG”) as an added claimant and increased the damage amount sought under this matter to approximately $10.9 million.

The Company subsequently filed counter claims in reference to the aforementioned allegations of breach of contract. The hearing date for the arbitration is set for December 1, 2008, in Miami, Florida. The Company’s management believes this matter will not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

China West II, LLC and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (Arbitration)

In June 2008, China West II, LLC (“CW II”) filed a Demand For Arbitration with the American Arbitration Association the case of CW II and Genesis Technology Group, Inc. n/k/a Genesis Pharmaceuticals Enterprises, Inc. and Joshua Tan. In that matter, CW II seeks breach of contract damages in connection with the Company’s October 2007 reverse merger from the Company and Joshua Tan, former director of the Company, jointly and severally for approximately $6.7 million estimated by CW II. As of the date of these consolidated financial statements, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit. The Company believes CW II’s demand is without merit and plans to vigorously defend its position.

China West, LLC and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (Arbitration)

In November 2008, China West, LLC (“CW”) filed a Demand For Arbitration with the American Arbitration Association the case of CW and Genesis Technology Group, Inc. n/k/a Genesis Pharmaceuticals Enterprises, Inc. and Joshua Tan. In that matter, CW seeks from the Company in the amount of approximately $7.5 million for breach of contract and fiduciary duty damages in connection with the Company’s October 2007 reverse. As of the date of these consolidated financial statements, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit. The Company believes CW demand is without merit and plans to vigorously defend its position. Therefore, no amounts have been provided for in the accompanying consolidated financial statements.

Note 21- Subsequent event

In November 2008, the Board of the Directors of the Company authorized a share buyback program to purchase the Company’s common stock in the open market with a two million dollar limitation. As of November 13, 2008, the Company has not purchased any shares in the open market.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) for Genesis Pharmaceuticals Enterprises, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions; our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or “Genesis” or the “Company” means Genesis Pharmaceuticals Enterprises, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of Genesis Pharmaceuticals Enterprises, Inc. for the three months ended September 30, 2008 and 2007 should be read in conjunction with Genesis’ financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, and Cautionary Notice Regarding Forward-Looking Statements in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We were incorporated on August 15, 2001, in the State of Florida under the name Genesis Technology Group, Inc. On October 12, 2001, we consummated a merger with NewAgeCities.com, an Idaho public corporation formed in 1969. We were the surviving entity after the merger. On October 1, 2007, we completed a share exchange transaction by and among us, Karmoya International Ltd. (“Karmoya”), a British Virgin Islands company, and Karmoya’s shareholders. As a result of the share exchange transaction, Karmoya, a company which was established as a “special purpose vehicle” for the foreign capital raising activities of its Chinese subsidiaries, became our wholly-owned subsidiary and our new operating business. Karmoya was incorporated under the laws of the British Virgin Islands on July 17, 2007, and owns 100% of the capital stock of Union Well International Limited (“Union Well”), a Cayman Islands company. Karmoya conducts its business operations through Union Well’s wholly-owned subsidiary, Genesis Jiangbo (Laiyang) Biotech Technology Co., Ltd. (“GJBT”). GJBT was incorporated under the laws of the People’s Republic of China ("PRC") on September 16, 2007, and registered as a wholly foreign owned enterprise (“WOFE”) on September 19, 2007. GJBT has entered into consulting service agreements and equity-related agreements with Laiyang Jiangbo Pharmaceutical Co., Ltd. (“Laiyang Jiangbo”), a PRC limited liability company incorporated on August 18, 2003.

As a result of the share exchange transaction, our primary operations consist of the business and operations of Karmoya and its subsidiaries, which are conducted by Laiyang Jiangbo in the PRC. Laiyang Jiangbo produces and sells western pharmaceutical products in China and focuses on developing innovative medicines to address various medical needs for patients worldwide.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2008 and 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of total net sales ($ in thousands):

	Three Month Period Ended September 30,	% of	Three Month Period Ended September 30,	% of
	2008	Revenue	2007	Revenue
SALES	$27,321	99.12%	$15,263	91.88%

SALES - RELATED PARTIES	244	0.88%	1,348	8.12%

COST OF SALES	5,713	20.73%	4,206	25.32%

COST OF SALES- RELATED PARTIES	55	0.2%	384	2.31%

GROSS PROFIT	21,797	79.07%	12,021	72.37%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,352	48.48%	6,822	41.07%

RESEARCH AND DEVELOPMENT	1,098	3.98%	265	1.59%

INCOME FROM OPERATIONS	7,347	26.42%	4,934	29.71%

OTHER EXPENSES, NET	2,244	8.10%	106	0.64%

INCOME BEFORE PROVISION FOR INCOME TAXES	5,103	18.31%	4,828	29.07%

PROVISION FOR INCOME TAXES	1,970	7.02%	1,593	9.59%

NET INCOME	3,133	11.30%	3,235	19.48%

OTHER COMPREHENSIVE (LOSS) INCOME	(1,232)	(5.59)%	418	2.51%

COMPREHENSIVE INCOME	$1,901	5.71%	$3,653	21.99%

REVENUES. Our revenues include revenues from sales and revenues from sales to related party of $27.3 million and $0.2 million, respectively, for the three months ended September 30, 2008. During the three months ended September 30, 2008, we had revenues from sales of $27.3 million as compared to revenues from sales of $15.3 million for the three months ended September 30, 2007, an increase of $12.1 million or approximately 79.0%. During the three months ended September 30, 2008, we had revenues from sales to related party of $0.2 million as compared to revenues from sales to related party of $1.3 million for the three months ended September 30, 2007, a decrease of $1.1 million or approximately 81.9%. The overall increase in total revenue was due to the increase of sales volume of our strong selling product, Itopride Hydrochloride Granules and a new product, Baobaole Chewable Tablets, and partially offset by the decrease in sales of Clarithromycin Sustained-release Tablets. Itopride Hydrochloride Granules sales increased by over 90% were primarily due to the strong market demand for this product. Baobaole was released in the second quarter of fiscal year 2008 and the product has been very popular in the market since. Additionally, we also had a loss of production time for approximately five weeks in the three months ended September 30, 2007, due to a previously scheduled maintenance project implemented by management to comply with Chinese drug production industry standards, which affected our production and related sales in 2007. We believe that our sales will have improvements and growth in remaining of fiscal year 2009 as our new product Baobaole Chewable Tablets continues generating strong sales and we began selling another new product, Radix Isatidis Dispersible Tablets, in October 2008. We will also continue strengthening our sales force, improving the quality of our products and developing new products that will be well accepted in the market.

COST OF SALES. Cost of sales and cost of sales – related parties for the three months ended September 30, 2008 increased $1.2 million or 25.6%, from $ 4.6 million for the three months ended September 30, 2007 to $5.8 million for the three months ended September 30, 2008. The increase in cost of sales and cost of sales - related parties was primarily due to increase in sales. There was a decrease in cost of sales as a percentage of net revenues for the three months ended September 30, 2008, which was approximately 20.9% as compared to 27.6% for the three months ended September 30, 2007. The decrease was attributable to more sales being generated from high-profit-margin products, included highly profitable new product Baobaole Chewable Tables, more efficient producing processes and our ability to better manage raw material purchase prices.

GROSS PROFIT. Gross profit was $21.8 million for the three months ended September 30, 2008, as compared to $12.0 million for the three months ended September 30, 2007, representing gross margins of approximately 79% and 72%, respectively. The increase in our gross profits was primarily due to the higher volume of sales with higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $13.4 million for the three months ended September 30, 2008, as compared to $ 6.8 million for the three months ended September 30, 2007, an increase of $6.6 million or approximately 97% as summarized below ($ in thousands):

	Three months ended September 30,
	2008	2007
Advertisement, marketing and promotion spending	$3,229	$2,874
Travel and entertainment - sales related	642	195
Depreciation and amortization	151	89
Shipping and handling	122	48
Salaries, wages and related benefits	8,638	3,225
Travel and entertainment - non sales related	82	50
Other	488	341

Total	$13,352	$6,822

The changes in these expenses from the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, included the following:

•
An increase of $0.4 million or approximately 12.3% in advertisement, marketing and promotion spending primarily due to increase in our marketing and promotional activities to promote our current products, new product Radix Isatidis Dispersible Tablets, and brand name.

•
Travel and entertainment - sales related expenses increased by $0.4 million or approximately 229% primarily due to the increase in our sales activities related to promoting our products and establishing the distribution network for them.

•	Shipping and handling expenses increased by $0.1 million or approximately 154% primarily due to increase in our sales volume and fuel prices.

•	Depreciation and amortization increased by $0.1 million due to more fixed and intangible assets being depreciated and amortized.

•
An increase of $5.4 million or approximately 168 % in salaries, wages and related benefits was primarily due to the increase in commission payments as a percentage of sales to sales representatives, as well as an increase in number of employees and sales representatives as a result of expanding our distribution network from 26 provinces and regions to 30 provinces and regions.

•	Travel and entertainment – non-sales related expenses increased $32,000 or approximately 64% for the three months ended September 30, 2008, as compared to the prior corresponding period.

•
Other selling, general and administrative expenses, which include utilities, office supplies and expenses, increased by $148,000 or 43.5% primarily due to more professional fees and other expenses related to being a publicly traded company.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of fees paid to third parties for research and development related activities conducted for the Company and cost of material used and salaries paid for the development of the Company’s products, totaled $1.1 million for the three months ended September 30, 2008, as compared to $0.3 million for the three months ended September 30, 2007, an increase of $0.8 million or approximately 314%. The increase in research and development expenses was mainly due to two new R&D cooperative agreements being signed in the latter part of fiscal 2008, and we began making monthly payments to the designated university research and development projects, plus expenses incurred.

OTHER EXPENSES. Our other expenses consisted of valued added tax and various other tax exemptions from the government, financial expenses and non-operating expenses. We had net other expense of $2.2 million for the three months ended September 30, 2008 as compared to $0.1 million for the three months September 30, 2007. The increase in net other expenses was due to increases in realized and unrealized losses on our security investments of $1.0 million, and the increase in interest expenses related to our financing in November 2007 and May 2008 of $1.3 million, of which we did not incur in the prior corresponding period.

NET INCOME. Our net income for the three months ended September 30, 2008 was $3.1 million as compared to $3.2 million for the three months ended September 30, 2007. Although we had a $2.4 million or 48.9 % increase in our income from operations, the amount was largely offset by the significant increase of $2.1 million in other expenses. Management believes that net income will have improvements in the remainder of fiscal year 2009, as we will continue to strengthen our sales efforts and offer better and more products to gain market share, improve our manufacturing efficiency, and control our spending.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended September 30, 2008 was $13.7 million as compared to net cash used by operating activities of $3.2 million for the three months ended September 30, 2007. The significant increase in cash provided by operating activities included the following: 1) decrease in inventory of $0.9 million 2) an add-back of amortization on debt discount and deferred debt costs of $0.8 million, 3) an add-back of unrealized loss on marketable securities of $1.0 million, 4) increase in other payables and other payable related parties of $1.1 million and 5) an increased in accrued liabilities of $0.7 million 6) an increase in taxes payable of $6.3million 7) an increase in advances to suppliers of $0.8 million, partially offset by the increase in accounts receivable and accounts receivable related parties of $0.6 million.

Net cash provided by investing activities for the three months ended September 30, 2008, was mainly attributable to proceeds from sale of marketable securities which remained materially consistent with the three months ended September 30, 2007.

Net cash used in financing activities was $0.7 million for the three months ended September, 30, 2008 was primarily attributable to payments for bank loans of $2.8 million and an increase in notes payable of $2.0 million.

We reported a net decrease in cash for the three months ended September 30, 2008 of $13.1 million as compared to a net decrease in cash of $13.2 million for the three months ended September 30, 2007.

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At September 30, 2008, the majority of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital requirements in the U.S. The management is currently evaluating the situation. Our working capital position improved by $4.3 million to $76.8 million at September 30, 2008 from $72.5 million at June 30, 2008. This increase in working capital is primarily attributable to an increase in cash of $13.1 million, an increase in accounts receivable of approximately $1.0 million, and an increase in other receivables – related parties of $0.4 million, decrease in short-term bank loans of $2.8 million, and liabilities assumed from discontinued operations of $0.5 million, offset by a decrease in investments of $1.2 million, accounts receivables – related parties of $0.5 million, a decrease in advances to suppliers of $1.1 million, an increase in notes payable of $2.1 million, an increase of other payables of $0.9 million and an increase in tax payable of $6.3 million.

We anticipate that our working capital requirements may increase as a result of our anticipated business expansion plan, continued increase in sales, potential increases in the price of our raw materials, competition and our relationship with suppliers or customers. We believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our present anticipated future cash needs for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amount of payments.

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

Risk Factors

Interest Rates. Our exposure to market risk for changes in interest rates primarily relates to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2008, we had approximately $61,269,936 in cash and cash equivalents. A hypothetical 2 % increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. All of our sales are denominated in the Chinese Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statements of shareholders’ equity. We recorded net foreign currency gains of $330,641 and $417,346 for the three months ended September 30, 2008 and 2007, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB and Euros, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is the RMB. The value of your investment in our stock will be affected by the foreign exchange rates between the U.S. dollar and the RMB. To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a change to our statements of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term customers with excellent payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We typically extend 30 to 90 day trade credit to our largest customers and we have not seen any of our major customers’ accounts receivable go uncollected beyond the extended period of time or experienced any material write-off of accounts receivable in the past.

Inflation Risk. In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China (“NBS”) (www.stats.gov.cn), the change in Consumer Price Index (“CPI”) in China was 3.9%, 1.8% and 1.5% in 2004, 2005 and 2006, respectively. However, in 2007, according to NBS, CPI rose significantly at a monthly average rate of 4.8%. Especially during the months of August, September, October, November, and December, CPI was up 6.5%, 6.2%, 6.5%, 6.9%, and 6.5%, respectively. Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Related Party Transactions

Accounts receivable - related parties

The Company is engaged in business activities with three related parties, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd, and Yantai Jiangbo Pharmaceuticals Co., Ltd. The Company’s Chief Executive Officer and other majority shareholders have 100% ownership of these entities. As of September 30, 2008 and June 30, 2008, accounts receivable from sales of the Company’s products to these related entities were $187,509 and $673,808, respectively. Accounts receivable due from related parties are receivable in cash and due within 3 to 6 months. For the three months ended September 30, 2008 and 2007, the Company recorded sales to related parties as follows:

Name of Related Party	Relationship	September 30, 2008	September 30, 2007

Jiangbo Chinese-Western Pharmacy	90% owned by Chief Executive Officer	$108,094	$395,848

Laiyang Jiangbo Medicals, Co. Ltd.	60% owned by Chief Executive Officer	-	134,280

Yantai Jiangbo Pharmaceuticals Co., Ltd.	Owned by Other Related Party	135,749	817,967

Total		$243,843	$1,348,095

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy. For the three months ended September 30, 2008 and 2007, the Company recorded other income of $143,950 and $26,492, respectively, from leasing the two buildings to this related party. As of September 30, 2008, amount due from this related party was $565,450.

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.

At September 30, 2008 and June 30, 2008, other payable - related parties consisted of the following:

	September 30,	June 30,
	2008	2008
	(Unaudited)
Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board	$320,588	$164,137

Payable to Haibo Xu, Chief Operating Officer and Director	60,635	-

Payable to Elsa Sung, Chief Financial Officer	8,000	-

Payable to John Wang, Director	2,500	-

Total other payable - related parties	$391,723	$164,137

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our critical accounting policies and estimates present an analysis of the uncertainties involved in applying a principle, while the accounting policies note to the financial statements (Note 2) describe the method used to apply the accounting principle.

Recent Accounting Pronouncements

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, for the following two reasons:

1.  Accounting and Finance Personnel Weaknesses - US GAAP expertise - The current staff in the accounting department does not have extensive experience with US GAAP, and needs substantial training so as to meet the higher demands of being a publicly-traded company in the US. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of subsidiary financial statement consolidation, were inadequate and the personnel were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

 2.  Lack of internal audit function– The Company lacks qualified resources to perform the internal audit functions properly, which resulted in the inability to prevent and detect control lapses and errors in the accounting of certain key areas such as revenue recognition, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the Company. In addition, the scope and effectiveness of the internal audit function are yet to be developed.

In order to correct the foregoing deficiencies, we have taken the following remediation actions:

1. We have started training our internal accounting staff on US GAAP and financial reporting requirements. Additionally, we are also taking steps to hire additional accounting personnel to ensure we have adequate resources to meet the requirements of segregation of duties.

2.   We plan on involving both internal accounting and operations personnel and outside consultants with US GAAP technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction. During the three months ended September 30, 2008, our senior management has started interviewing and selecting outside internal control consultants. The internal consultants will be working with our internal audit department to implement new policies and procedures within the financial reporting process with adequate review and approval procedures.

3.   We have continued to evaluate the internal audit function in relation to the Company’s financial resources and requirements. During the three months ended September 30, 2008, we have established an internal audit department and the department have started evaluating the Company’s current internal control over financial reporting process. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to insure that the foregoing do not become material weaknesses. We plan to fully implement the above remediation plan by June 30, 2009.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

(b)  Changes in internal controls over financial reporting. During the fiscal quarter covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

PART II

Item 1. Legal Proceedings

The Company is involved in various legal matters arising in the ordinary course of business. After taking into consideration the Company’s legal counsel’s evaluation of such matters, the Company’s management is of the opinion that the outcome of these matters will not have a significant effect on the Company’s consolidated financial position as of September 30, 2008.

The following summarizes the Company’s pending and settled legal proceedings as of September 30, 2008:

Fernando Praca, Plaintiff v.s. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Circuit Court of the 15 th Judicial Circuit in and for Palm Beach County, Florida

Fernando Praca, former Director and former President of the Company’s discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and the Company in June 2005 relating to damages arising from the sale of Extrema LLC to Genesis Technology Group, Inc. Fernando Praca had filed a Motion of Temporary Injunction but had not proceeded to move this case forward. The plaintiff has decided to reinitiate the legal action in March 2008. In July 2008, the Company and Fernando Praca entered into a Settlement Agreement whereby Fernando Praca agreed to dismiss this action against the Company and to surrender to the Company for cancellation, 100,000 shares of common stock in the Company held by him. The Company agreed to provide Fernando Praca with a legal opinion of its counsel removing the restrictive legend on the 1,269,607 shares of common stock held by Fernando Praca.

CRG Partners, Inc. and Capital Research Group, Inc. and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (Arbitration) - Case No. 32 145 Y 00976 07, American Arbitration Association, Southeast Case Management Center

On December 4, 2007, CRG Partners, Inc. (“CRGP”), a former consultant of the Company, filed a demand for arbitration against the Company alleging breach of contract and seeking damages of approximately $10 million as compensation for consulting services rendered to the Company. The amount of damages sought by the claimant is equal to the dollar value of 29,978,900 shares of the Company’s common stock (Pre 40-to-1 reverse split) on November 2, 2007, in which the claimant alleges are due and owing to CRGP. On December 5, 2007, the Company gave notice of termination of the relationship with CRG under the consulting agreement. CRGP subsequently filed an amendment to the demand for arbitration to included Capital Research Group, Inc. (“CRG”) as an added claimant and increased the damage amount sought under this matter to approximately $10.9 million.

The Company subsequently filed counter claims in reference to the aforementioned allegations of breach of contract. The hearing date for the arbitration is set for December 1, 2008, in Miami, Florida.

China West II, LLC and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (Arbitration)

In June 2008, China West II, LLC (“CW II”) filed a Demand For Arbitration with the American Arbitration Association the case of CW II and Genesis Technology Group, Inc. n/k/a Genesis Pharmaceuticals Enterprises, Inc. and Joshua Tan. In that matter, CW II seeks breach of contract damages in connection with the Company’s October 2007 reverse merger from the Company and Joshua Tan, former director of the Company, jointly and severally for approximately $6.7 million estimated by CW II. As of the date of these consolidated financial statements, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit. The Company believes CW II’s demand is without merit and plans to vigorously defend its position.

China West, LLC and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (Arbitration)

In November 2008, China West, LLC (“CW”) filed a Demand For Arbitration with the American Arbitration Association the case of CW and Genesis Technology Group, Inc. n/k/a Genesis Pharmaceuticals Enterprises, Inc. and Joshua Tan. In that matter, CW seeks breach of contract and fiduciary duty damages in connection with the Company’s October 2007 reverse merger from the Company for approximately $7.5 million estimated by CW. As of the date of these consolidated financial statements, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit. The Company believes CW demand is without merit and plans to vigorously defend its position. Therefore, no amounts have been provided for in the accompanying consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008, we issued 2,500 shares of restricted common stock as compensation to two of our former and current directors. We valued the shares at the fair market value on the date of the grant at $8 per share or $20,000 in total. We recorded related stock-based compensation expenses of $11,667 and deferred compensation of $8,333 for the three months ended September 30, 2008, accordingly. The shares were issued to accredited investors, without any general solicitation and, accordingly, was exempt from Securities Act registration pursuant to Section 4(2) thereof.

In September 2008, we issued 2,500 shares of restricted common stock to two of our ex-and current directors for director compensation. We valued these common shares at the fair market value on the date of the grant at $9 per share or $22,500 in total. We recorded related stock-based compensation expenses of $12,188 and deferred compensation of $10,312 for the three months ended September 30, 2008, accordingly. The shares were issued to accredited investors, without any general solicitation and, accordingly, was exempt from Securities Act registration pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

 None.

Item 6. Exhibits

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS PHARMACEUTICALS ENTERPRISES, INC.

Date: November 14, 2008	By:	/s/ Cao Wubo

Cao Wubo Chief Executive Officer and President