Form 10-Q
period 2008-12-31
Genesis Pharmaceuticals Enterprises, Inc.
filed 2009-02-13
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

Commission file number:   333-86347

GENESIS PHARMACEUTICALS ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-1130026
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The total shares outstanding at February 12, 2009 were 10,351,448.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

A S S E T S
	December 31,	June 30,
	2008	2008
	(Unaudited)

CURRENT ASSETS:
Cash	$76,379,860	$48,195,798
Restricted cash	6,580,962	7,839,785
Investments	532,724	2,055,241
Accounts receivable, net of allowance for doubtful accounts of
$ 267,957 and $155,662, respectively	26,101,618	24,312,077
Accounts receivable - related parties	188,022	673,808
Inventories	4,978,846	3,906,174
Other receivables	2,324,562	152,469
Other receivables-related parties	237,343	-
Advances to suppliers and other assets	124,578	1,718,504
Total current assets	117,448,515	88,853,856

PLANT AND EQUIPMENT, net	11,125,526	11,225,844

OTHER ASSETS:
Restricted investments	600,075	2,481,413
Financing costs, net	1,576,793	1,916,944
Intangible assets, net	9,823,785	9,916,801
Total other assets	12,000,653	14,315,158

Total assets	$140,574,694	$114,394,858

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$2,924,891	$2,341,812
Short term bank loans	2,200,500	2,772,100
Notes payable	6,580,962	5,843,295
Other payables	5,613,441	3,671,703
Other payables - related parties	391,793	324,972
Accrued liabilities	231,715	173,604
Liabilities assumed from reorganization	1,771,650	1,084,427
Taxes payable	14,014,450	166,433
Total current liabilities	33,729,402	16,378,346

CONVERTIBLE DEBT, net of discount $31,364,174 and $32,499,957
as of December 31, 2008 and June 30, 2008, respectively	3,986,278	2,500,043

Total liabilities	37,715,680	18,878,389

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock Series ($0.001 par value; 20,000,000
shares authorized; none issued or outstanding )	-	-
Common stock ($0.001 par value, 22,500,000 and 15,000,000 shares authorized, respectively; 9,791,448 and 9,767,844 shares issued
and outstanding, respectively)	9,792	9,770
Paid-in-capital	73,566,519	45,554,513
Captial contribution receivable	(27,845,000)	(11,000)
Retained earnings	46,109,412	39,008,403
Statutory reserves	4,685,539	3,253,878
Accumulated other comprehensive income	6,332,752	7,700,905
Total shareholders' equity	102,859,014	95,516,469
Total liabilities and shareholders' equity	$140,574,694	$114,394,858

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

REVENUES:
Sales	$32,944,809	$25,154,071	$60,265,493	$40,416,860
Sales- related parties	-	1,394,662	243,909	2,742,757
TOTAL REVENUE	32,944,809	26,548,733	60,509,402	43,159,617

Cost of sales	7,138,166	6,524,403	12,851,210	10,730,348
Cost of sales -related parties	-	292,040	54,493	676,209
COST OF SALES	7,138,166	6,816,443	12,905,703	11,406,557

GROSS PROFIT	25,806,643	19,732,290	47,603,699	31,753,060

RESEARCH AND DEVELOPMENT EXPENSE	1,098,525	937,390	2,196,450	1,202,310

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,282,421	10,311,750	26,634,396	17,133,166

INCOME FROM OPERATIONS	11,425,697	8,483,150	18,772,853	13,417,584

OTHER (INCOME) EXPENSE:
Other (income) expense, net	429,559	(40,185)	1,344,529	(27,507)
Other (income)-related parties	(92,774)	(26,944)	(236,724)	(53,436)
Non-operating (income) expense	(225,558)	(59,606)	(150,937)	297
Interest expense, net	1,549,331	339,484	2,902,125	399,484
Loss from discontinued operations	1,545,607	112,931	1,590,823	112,931
OTHER EXPENSE , NET	3,206,165	325,680	5,449,816	431,769

INCOME BEFORE PROVISION FOR INCOME TAXES	8,219,532	8,157,470	13,323,037	12,985,815

PROVISION FOR INCOME TAXES	2,820,346	3,004,007	4,790,367	4,597,360

NET INCOME	$5,399,186	$5,153,463	$8,532,670	$8,388,455

OTHER COMPREHENSIVE INCOME:
Unrealized holding (loss) gain	$(384,650)	$1,618,203	$(1,947,617)	$1,618,203
Foreign currency translation adjustment	248,823	1,050,485	579,464	1,467,831

COMPREHENSIVE INCOME	$5,263,359	$7,822,151	$7,164,517	$11,474,489

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	9,771,883	9,641,742	9,770,615	5,907,192

BASIC EARNINGS PER SHARE	$0.55	$0.53	$0.87	$1.42

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	10,418,317	10,206,553	10,443,463	6,472,003

DILUTED EARNINGS PER SHARE	$0.11	$0.02	$0.41	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS PHARMACEUTICALS ENTERPRISES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,532,670	$8,388,455
Loss from discontinued operations	1,590,823	112,931
Income from continuing operations	10,123,493	8,501,386
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	289,749	241,282
Amortization of intangible assets	147,120	58,289
Amortization of deferred debt issuance costs	340,151	18,049
Amortization of debt discount	1,646,235	254,630
Bad debt expense	111,237	-
Gain on sale of marketable securities	(115,128)	(64,742)
Unrealized loss (gain) on trading securities	1,459,656	(8,893)
Other non-cash setlement	(20,000)	-
Stock-based compensation	38,028	28,750
Changes in operating assets and liabilities
Accounts receivable	(1,764,421)	(5,314,103)
Accounts receivable - related parties	488,580	(1,093,483)
Notes receivables	-	58,893
Inventories	(1,049,318)	738,910
Other receivables	(2,175,378)	(84,925)
Other receivables- related parties	(236,724)	-
Advances to suppliers and other assets	1,608,131	(2,129,298)
Accounts payable	569,601	(453,390)
Accrued liabilities	153,587	311,785
Other payables	1,815,563	(879,701)
Other payables - related parties	66,028	13,359
Liabilities assumed from reorganization	(903,600)	(689,022)
Taxes payable	13,821,621	3,363,650
Net cash provided by operating activities	26,414,211	2,871,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	117,614	376,205
Prepayment for land use right	-	(2,544,100)
Cash receipt from reverse acquisiion	-	534,950
Purchase of equipment	(128,179)	(293,487)
Net cash used in investing activities	(10,565)	(1,926,432)

CASH FLOWS FINANCING ACTIVITIES:
Decrease in restricted cash	1,292,162	4,270,071
Proceeds from sale of common stock and options exercised	-	180,000
Proceeds from convertible debt	-	5,000,000
Payments on debt issuance costs	-	(354,408)
Payments for dividends	-	(10,596,800)
Proceeds from short term bank loans	2,196,450	3,183,560
Principal payments on short term bank loans	(2,782,170)	(2,649,200)
Payment to escrow account	-	(325,000)
Increase (Decrease) in notes payable	704,328	(4,270,071)
Net cash provided (used) in financing activities	1,410,770	(5,561,848)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	369,646	513,427

INCREASE (DECREASE) INCREASE IN CASH	28,184,062	(4,103,427)

CASH, beginning of the period	48,195,798	17,737,208

CASH, end of the period	$76,379,860	$13,633,781

The accompanying notes are an integral part of these consolidated financial statements.

 GENESIS PHARMACEUTICALS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(UNAUDITED)
 Note 1 - Organization and business

Genesis Pharmaceuticals Enterprises, Inc. (the “Company” or “Genesis”) was originally incorporated in the state of Florida on August 15, 2001, under the name Genesis Technology Group, Inc. with the principal business objective of operating as a business development and marketing firm that specializes in advising and providing a turnkey solution for small and mid-sized Chinese companies entering Western markets. On October 1, 2007, Genesis executed a Share Acquisition and Exchange Agreement (“Exchange Agreement”) by and among Genesis, Karmoya International Ltd. (“Karmoya”), a British Virgin Islands company, and the shareholders of 100% of Karmoya’s capital stock (the “Karmoya Shareholders”). After the closing of the Exchange Agreement, Karmoya became the Company’s wholly-owned subsidiary, and the Company’s primary operations now consist of the business and operations of Karmoya and its subsidiaries. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Cash	$534,950
Prepaid expenses	40,620
Marketable equity securities	370,330
Other assets	7,083
Restricted marketable securities	1,746,809
Restricted marketable securities held for short term loans	3,250,000
Accounts payable and accrued liabilities	(1,085,323)
Loan payable	(515,000)
Other liabilities assumed from acquisition	(452,001)
Minority interest	(121,063)
Net assets acquired	$3,776,405

Contemporaneous with the Exchange Agreement in October 2007, the Company discontinued the business development and marketing segment of the Company, which had been the Company’s principal business objective prior to the reverse merger as described in Note 5 (the business development and marketing segment represented 100% of the Company’s sales prior to October 1, 2007). Liabilities of the business development and marketing segment are reclassified as liabilities assumed from reorganization in the consolidated balance sheets. The results of operations and cash flows of the business development and marketing segment of the Company have been reflected as loss from discontinued operations in the consolidated statements of income and cash flows, respectively. Except for Genesis Pharmaceuticals Enterprises, Inc., all other entities that were consolidated into the Company prior to October 1, 2007, have been administratively dissolved.

Karmoya was established on July 18, 2007, under the laws of the British Virgin Islands (“BVI”). Karmoya was established as a “special purpose vehicle” for the foreign capital raising activities of Laiyang Jiangbo Pharmaceuticals Co., Ltd. (“Laiyang Jiangbo”), a limited liability company formed under the laws of the People’s Republic of China (the “PRC” or “China”). China’s State Administration of Foreign Exchange (“SAFE”) requires the shareholders of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters under an official notice known as “Circular 106” in the PRC. On September 19, 2007, Karmoya was approved by the local Chinese SAFE as a “special purpose vehicle” offshore company.

On September 20, 2007, Karmoya acquired 100% of Union Well International Limited (“Union Well”), a Cayman Islands corporation established on May 9, 2007. On September 17, 2007, Union Well established a wholly-owned subsidiary, Genesis Jiangbo (“Laiyang”) Biotech Technology Co., Ltd. (“GJBT”), in the PRC as a wholly-owned foreign limited liability company (“WOFE”) with an original registered capital of $12,000,000. GJBT develops, manufactures, and sells health medicines. The Company increased its registered capital in GJBT to $30,000,000 in June 2008. In August 2008, the PRC government approved GJBT to increase its registered capital from $30,000,000 to $59,800,000. The PRC laws require Union Well, the 100% owner of GJBT to contribute at least 20% of the registered capital within 30 days of the approval and the remaining balance is required to be contributed within two years of the approval date. In August 2008, GJBT’s board of directors approved an increase of additional registered capital in the amount of $29,800,000 of which $1,966,000 was paid as of December 31, 2008, and the remaining balance of $27,834,000 was recorded as a capital contribution receivable as of December 31, 2008.

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

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying consolidated balance sheets, and related interim consolidated statements of income, and cash flows include all adjustments, consisting only of normal recurring items, however, these consolidated financial statements are not indicative of a full year of operations. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). In accordance with Statement of Financial Accounting Standards (“SFAS”) 52, “Foreign Currency Translation,” results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rates as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to approximately $6,932,000 and $6,353,000 as of December 31, 2008 and June 30, 2008, respectively. Asset and liability accounts at December 31, 2008 were translated at 6.85 RMB to $1.00 as compared to 6.87 RMB at June 30, 2008. Equity accounts were stated at their historical rates. The average translation rates applied to statements of income for the six months ended December 31, 2008 and 2007 were 6.83 RMB and 7.49 RMB to $1.00.

In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the carrying values of accounts receivable and related allowance for doubtful accounts, allowance for obsolete inventory, sales returns, fair value of warrants and beneficial conversion features related to the convertible notes, and fair value of stock options granted to employees. Actual results could be materially different from these estimates upon which the carrying values were based.

Revenue recognition

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”), and SFAS 48 “Revenue Recognition When Right of Return Exists.” SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying values of cash, accounts receivable, notes receivable, other receivables, prepayments, accounts payable, other payables, accrued liabilities, customer deposits, taxes payable, and loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Stock-based compensation

The Company records stock-based compensation expense pursuant to SFAS 123R, "Share Based Payment.” SFAS 123R requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under SFAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Comprehensive income

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in financial statements that is displayed with the same prominence as other financial statements. The accompanying consolidated financial statements include the provisions of SFAS 130.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. The Company considers all highly liquid instruments with original maturities of three months or less, and money market accounts to be cash and cash equivalents.

The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of December 31, 2008 and June 30, 2008, the Company’s bank balances, including restricted cash balances, exceeded government-insured limits by approximately $82,926,000 and $55,576,000, respectively.

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

As of December 31, 2008 and June 30, 2008, the Company had restricted cash of approximately $6,581,000 and $7,840,000, respectively, of which approximately $6,581,000 and $5,843,000, respectively, were maintained as security deposits for bank acceptance related to the Company’s notes payable.

Investment and restricted investments

Investments are comprised primarily of equity securities and are stated fair value. Certain of these investments are classified as trading securities based on the Company’s intent to sell them within the year. Further, certain of these securities are classified as available-for-sale and are reflected as restricted, noncurrent investments, based on the Company’s intent to hold them beyond one year. Restricted investments are securities that were acquired through the reverse acquisition which contained certain restrictions on the securities. For trading securities, realized and unrealized gains and losses are included in the accompanying consolidated statements of income. For available-for-sale securities, realized gains and losses are included in the consolidated statements of income. Unrealized gains and losses for these available-for-sale securities are reported in other comprehensive income, net of tax. The Company has no investments that are considered to be held-to-maturity securities.

For the three months ended December 31, 2008 and 2007, realized loss on trading securities amounted to approximately $5,000 and $0 respectively, and for the six months ended December 31, 2008 and 2007, realized gains on trading securities amounted to approximately $115,000 and $9,000, respectively. Unrealized losses on trading securities amounted to approximately $416,000 and $76,000 for the three months ended December 31 2008 and 2007, and amounted to approximately $1,460,000 and $76,000 for the six months ended December 31, 2008 and 2007, respectively.

For the three and six months ended December 31, 2008, unrealized losses on available-for-sales securities amounted to $385,000 and $1,948,000, respectively.  There was $1,618,000 and $1,618,000 in unrealized gains on available-for-sale securities for the three and six months ended December 31, 2007, which has been reflected as a component of accumulated other comprehensive income in shareholders’ equity.

Accounts receivable

In the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests. Management reviews its accounts receivables at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have a material impact on collections and the Company’s estimation process.

Certain accounts receivable amounts are charged off against allowances after unsuccessful collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the weighted average method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of December 31, 2008 and June 30, 2008, the Company has determined that no reserves were necessary.

Advances to suppliers

Advances to suppliers represent partial payments or deposits for future inventory and equipment purchases. These advances to suppliers are non-interest bearing and unsecured. From time to time, vendors require a certain amount of monies to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis. As of December 31, 2008 and June 30, 2008, advances to suppliers amounted to approximately $124,000 and $1,719,000, respectively.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Additions and improvements to plant and equipment accounts are recorded at cost. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the results of operations in the period of disposition. Maintenance, repairs, and minor renewals are charged directly to operations as incurred. Major additions and betterments to plant and equipment accounts are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

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

Patents and licenses include purchased technological know-how, secret formulas, manufacturing processes, technical and procedural manuals, and the certificate of drugs production, and is amortized using the straight-line method over the expected useful economic life of 5 years, which reflects the period over which those formulas, manufacturing processes, technical and procedural manuals are kept secret to the Company as agreed between the Company and the selling parties.

The estimated useful lives of intangible assets are as follows:

Useful Life
Land use rights	50 Years
Patents	5 Years
Licenses	5 Years

Impairment of long-lived assets

Long-lived assets of the Company are reviewed at least annually, more often if circumstances dictate, to determine whether their carrying values have become impaired. The Company considers assets to be impaired if the carrying values exceed the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008, the Company expects these assets to be fully recoverable.

Beneficial conversion feature of convertible notes

The Company accounted for the $5,000,000 and $30,000,000 secured convertible notes issued pursuant to the subscription agreements discussed in Note 14 under Emerging Issues Task Force (“EITF”) 00-27, ‘‘Application of Issue 98-5 to Certain Convertible Instruments.” In accordance with EITF 00-27, the Company has determined that the convertible notes contained beneficial conversion feature because on November 6, 2007, the effective conversion price of the $5,000,000 convertible note was $5.48 when the market value per share was $16.00, and on May 30, 2008, the effective conversion price of the $30,000,000 convertible note was $4.69 when the market value per share was $12.00. Total value of beneficial conversion feature of $2,904,092 for the November 6, 2007 convertible note and $19,111,323 for the May 30, 2008 convertible debt was discounted from the carrying value of the convertible notes. The beneficial conversion feature is amortized using the effective interest method over the term of the note. As of December 31, 2008 and June 30, 2008, $19,742,865 and $20,453,441, respectively, remained unamortized relating to the beneficial conversion features.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method as required by SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are domiciled in the PRC, and the taxable income mirrors that of GAAP income, there are no temporary differences that would result in deferred tax assets or liabilities. As such, no valuation allowances were necessary at December 31, 2008 and June 30, 2008.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which clarifies the accounting and disclosure for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and the Company has implemented this interpretation as of July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

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

VAT on sales and VAT on purchases amounted to approximately $5,603,000 and $781,000, respectively, for the three months ended December 31, 2008, and approximately $4,615,000 and $136,000, respectively, for the three months ended December 31, 2007. VAT on sales and VAT on purchases amounted to approximately $10,287,000 and $1,155,000, respectively, for the six months ended December 31, 2008, and approximately $7,530,000 and $194,000, respectively, for the six months ended December 31, 2007. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT is not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to approximately $130,000 and $99,000 for the three months ended December 31, 2008, and 2007, respectively. Shipping and handling costs amounted to approximately $252,000 and $147,000 for the six months ended December 31, 2008, and 2007, respectively.

Advertising

Expenses incurred in the advertisement of the Company and the Company’s products are charged to operations currently. Advertising expenses amounted to approximately $24,000 and $1,539,000 for the three months ended December 31, 2008 and 2007, respectively. Advertising expenses amounted to approximately $928,000 and $4,129,000 for the six months ended December 31, 2008 and 2007, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development of the Company’s products and fees paid to third parties to assist in such efforts. Research and development costs amounted to approximately $1,099,000 and $937,000 for the three months ended December 31, 2008 and 2007, respectively. Research and development costs amounted to approximately $2,196,000 and $1,202,000 for the six months ended December 31, 2008 and 2007, respectively.

Recently adopted accounting pronouncements

On July 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements,” for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported on the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The following table sets forth by level within the fair value hierarchy the financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008.

	Carrying Value at December 31, 2008	Fair Value Measurements at December 31, 2008 Using
		Level 1	Level 2	Level 3
$5M Convertible Debt (November 2007)	$865,276	$-	$	$5,021,998
$30M Convertible Debt (May 2008)	3,121,002	-		30,326,363

Total	$3,986,278	$-	$	$35,348,361

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” became effective for the Company on July 1, 2008. SFAS 159 provides the Company with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which replaces SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated financial position or consolidated results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-1 ("FSP 157-1"), "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13." FSP 157-1 indicates that it does not apply under SFAS 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

Also in February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), "Effective Date of FASB Statement No. 157." With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated results of operations or consolidated financial position.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or consolidated financial position.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises included within the scope of SFAS 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of SFAS 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not expect the adoption of SFAS 163 will have a material impact on its consolidated results of operations or consolidated financial position.

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

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi). The Company is currently evaluating the impact of the adoption of EITF 07-5 on the accounting for related warrants transactions.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position for the six months ended December 31, 2008.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended December 31, 2008 and 2007:

Basic earning per share

	2008	2007
For the three months ended December 31, 2008 and 2007
Net income for basic earnings per share	$5,399,186	$5,153,463

Weighted average shares used in basic computation	9,771,883	9,641,782

Earnings per share-Basic	$0.55	$0.53

Diluted earning per share

	2008	2007
For the three months ended December 31, 2008 and 2007
Net income for basic earnings per share	$5,399,186	$5,153,463
Add: Interest expense	76,667	46,667
Add: Note discount amortization	178,338	342,392
Subtract: Loan issuance cost	(218,223)	(336,359)
Subtract: Debt discount if converted	(4,313,060)	(5,000,000)
Net income for diluted EPS	1,122,908	206,163

Weighted average shares used in basic computation	9,771,883	9,641,742
Diluted effect of stock options and warrants	646,434	564,811
Weighted average shares used in diluted computation	10,418,317	10,206,553

Earnings per share-Diluted	$0.11	0.02

The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended December 31, 2008 and 2007:

Basic earning per share

	2008	2007
For the six months ended December 31, 2008 and 2007
Net income for basic earnings per share	$8,532,670	$8,388,455

Weighted average shares used in basic computation	9,770,615	5,907,192

Earnings per share – Basic	$0.87	$1.42

Diluted earnings per share

	2008	2007
For the six months ended December 31, 2008 and 2007
Net income for basic earnings per share	$8,532,670	$8,388,455
Add: Interest expense	$153,333	46,667
Add: Note discount amortization	319,916	342,392
Subtract: Loan issuance cost	(218,223)	(336,359)
Subtract: Debt discount if converted	(4,454,641)	(5,000,000)

Net income for diluted EPS	4,333,055	3,441,155

Weighted average shares used in basic computation	9,770,615	5,907,192
Diluted effect of stock options and warrants	672,848	564,811
Weighted average shares used in diluted computation	10,443,463	6,472,003

Earnings per share-Diluted	$0.41	$0.53

For the three and six months ended December 31, 2008, 2,000 stock options and 1,875,000 warrants with an average exercise price of $12.00 and $10.00, respectively, were not included in the diluted earnings per share calculation because of the anti-dilutive effect. For the three and six months ended December 31, 2007, 74,084 and 250,000 stock options and warrants at an exercise price of $10.00 and $12.80, respectively, were not included in the diluted earnings per share calculation because of the anti-dilutive effect.

Note 4 - Supplemental disclosure of cash flow information

Cash paid for income taxes amounted to $128,329 and $3,434,140 for the six months ended December 31, 2008 and 2007, respectively. Cash paid for income taxes amounted to $65,386 and $3,351,133 for the three months ended December 31, 2008 and 2007, respectively.

Cash paid for interest amounted to $1,110,572 and $205,729 for the six month ended December 31, 2008 and 2007, respectively. Cash paid for interest amounted to $1,051,922 and $115,463 for the three month ended December 31, 2008 and 2007, respectively.

Note 5 - Discontinued operations

In connection with the reverse merger with Karmoya on October 1, 2007, the Company determined to discontinue its operations of business development and marketing, as it no longer supported its core business strategy. The discontinuance of these operations did not involve any sale of assets or assumption of liabilities by another party. In conjunction with the discontinuance of operations, the Company determined that the assets related to the Company’s business development and marketing operations were subject to the recognition of impairment. However, since the related assets are continuing to be used by the company and its subsidiaries, the Company determined that there had been no impairment. The remaining liabilities of the discontinued operations are reflected in the consolidated balance sheets under the caption "liabilities assumed from reorganization" which amounted to $1,771,650 and $1,084,427 as of December 31, 2008 and June 30, 2008, respectively.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of a component of entity that has been disposed of or is classified as held for sale shall be reported in discontinued operations. Accordingly, the results of operations of the business development and marketing operation segment are reported as discontinued operations in the accompanying consolidated statements of income for the six months ended December 31, 2008. As the accompanying consolidated statements of income for the six months ended December 31, 2008 reflect the results of operations for Karmoya and its subsidiaries, the discontinued operations of the Company did not have any impact on the consolidated statements of income for the period presented.

The following is a summary of the components of the loss from discontinued operations for the six months ended December 31, 2008 and 2007:

	2008	2007
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating and other non-operating expenses	1,590,823	112,931
Loss from discontinued operations before other expenses and income taxes	1,590,823	112,931
Income tax benefit	-	-
Loss from discontinued operations	$1,590,823	$112,931

The following is a summary of the components of the loss from discontinued operations for the three months ended December 31, 2008 and 2007:

	2008	2007
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating and other non-operating expenses	1,545,607	112,931
Loss from discontinued operations before other expenses and income taxes	1,545,607	112,931
Income tax benefit	-	-
Loss from discontinued operations	$1,545,607	$112,931

Note 6 - Inventories

Inventories consisted of the following:

	December31, 2008	June 30, 2008
	(Unaudited)
Raw materials	$2,295,316	$2,164,138
Work-in-process	-	531,076
Packing materials	611,336	204,763
Finished goods	2,072,194	1,006,197
Total	$4,978,846	$3,906,174

Note 7 - Plant and equipment

Plant and equipment consisted of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)
Buildings and building improvements	$10,986,277	$10,926,369
Manufacturing equipment	1,171,399	1,188,643
Office equipment and furniture	317,806	298,137
Vehicles	475,462	380,485
Total	12,950,944	12,793,634
Less: accumulated depreciation	(1,825,418)	(1,567,790)
Total	$11,125,526	$11,225,844

For the three months ended December 31, 2008 and 2007, depreciation expense amounted to approximately $147,000 and $130,000, respectively. For the six months ended December 31, 2008 and 2007, depreciation expense amounted to approximately $294,000 and $241,000, respectively.

Note 8 - Intangible assets

Intangible assets consisted of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)
Land use rights	$9,984,606	$9,930,157
Patents	542,790	539,830
Licenses	23,399	23,271
Total	10,550,795	10,493,258
Less: accumulated amortization	(727,010)	(576,457)
Total	$9,823,785	$9,916,801

Total amortization expense for the three months ended December 31, 2008 and 2007 amounted to approximately $74,000 and $27,000, respectively. Total amortization expense for the six months ended December 31, 2008 and 2007 amounted to approximately $147,000 and $58,000, respectively.

Note 9 - Debt

Short term bank loan

Short term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. The Company’s short term bank loan consisted of the following:

	December 31, 2008	June 30,2008
	(Unaudited)
Loan from Bank of Communication; due December 2009 and September 2008; interest rates of 6.37 and 8.64% per annum; monthly interest payment; guaranteed by related party, Jiangbo Chinese-Western Pharmacy.	$2,200,500	$2,772,100
Total	$2,200,500	$2,772,100

Interest expense related to the short term bank loans amounted to $58,665 and $115,463 for six months ended December 31, 2008 and 2007, respectively. Interest expense amounted to $15 and $57,190 for the three months ended December 31, 2008 and 2007, respectively.

Notes Payable

Notes payable represent amounts due to a bank which are normally secured and are typically renewed. All notes payable are secured by the Company’s restricted cash. The Company’s notes payables consist of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)
Commercial Bank, various amounts, due from January 2009 to June 2009	$6,580,962	$5,843,295
Total	$6,580,962	$5,843,295

Note 10 - Related party transactions

Accounts receivable - related parties

The Company is engaged in business activities with three related parties, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd, and Yantai Jiangbo Pharmaceuticals Co., Ltd. The Company’s Chief Executive Officer and other majority shareholders have 100% ownership of these entities. At December 31, 2008 and June 30, 2008, accounts receivable from sales of the Company’s products to these related entities were $188,022 and $673,808, respectively. Accounts receivable due from related parties are receivable in cash and due within three to six months. For the three months ended December 31, 2008 and 2007, the Company recorded net revenues of $0 and $1,394,662, respectively, from sales to these related parties. For the six months ended December 31, 2008 and 2007, the Company recorded net revenues of $243,909 and $2,742,757, respectively, from sales to related parties. For the six months ended December 31, 2008 and 2007, the Company recorded sales to related parties as follows:

Name of Related Party	Relationship	December 31, 2008 (Unaudited)	December 31 , 2007 (Unaudited)

Jiangbo Chinese-Western Pharmacy	90% owned by Chief Executive Officer	$108,124	$773,446

Laiyang Jiangbo Medicals Co., Ltd.	60% owned by Chief Executive Officer	-	483,591

Yantai Jiangbo Pharmaceuticals Co., Ltd.	Owned by Other Related Party	135,785	1,485,720

Total		$243,909	$2,742,757

For the three months ended December 31, 2008 and 2007, the Company recorded sales to related parties as follows:

Name of Related Party	Relationship	December 31, 2008 (Unaudited)	December 31 , 2007 (Unaudited)

Jiangbo Chinese-Western Pharmacy	90% owned by Chief Executive Officer	$-	$377,598

Laiyang Jiangbo Medicals Co., Ltd.	60% owned by Chief Executive Officer	-	349,311

Yantai Jiangbo Pharmaceuticals Co., Ltd.	Owned by Other Related Party	-	667,753

Total		$-	$1,394,662

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy.  For the six months ended December 31, 2008 and 2007, the Company recorded other income of $236,724 and $52,998 from leasing the two buildings to this related party.  For the three months ended December 31, 2008 and 2007, the Company recorded other income of $92,774 and $26,506 from leasing the two aforementioned buildings.  As of December 31, 2008 and June 30, 2008, amounts due from this related party was $237,160 and $0, respectively.

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.  Other payable - related parties consisted of the following:

	December 31,	June 30,
	2008	2008
	(Unaudited)
Payable to Wubo Cao, Chief Executive Officer and Chairman of the Board	$279,158	$281,137

Payable to Haibo Xu, Chief Operating Officer and Director	99,635	43,835

Payable to Elsa Sung, Chief Financial Officer	13,000	-

Total other payable - related parties	$391,793	$324,972

Note 11 - Concentration of major customers, suppliers, and products

For the three months ended December 31, 2008 and 2007, three products accounted for 92% and 90% of the Company’s total sales. For the six months ended December 31, 2008 and 2007, three products accounted for 95% and 91%, respectively, of the Company’s total sales.

Five largest customers accounted for approximately 17% and 25%, of the Company's sales for the six months ended December 31, 2008 and 2007, respectively, and for 14% and 24% of the sales for the three months ended December 31, 2008 and 2007. These five customers represent 9% and 26% of the Company's total accounts receivable as of December 31, 2008 and June 30, 2008, respectively.

Five suppliers accounted for approximately 70% and 81%, of the Company's purchases for the six months ended December 31, 2008 and 2007, respectively, and 69% and 70% of the purchases for the three months ended December 31, 2008 and 2007, respectively. These five suppliers represent 50% and 66% of the Company's total accounts payable as of December 31, 2008 and June 30, 2008, respectively.

 Note 12 - Taxes payable

The Company is subject to the U.S. federal income tax at a tax rate of 34%. No provision for U.S. income taxes has been made as the Company had no U.S. taxable income during the six months ended December 31, 2008 and 2007.

The Company’s wholly-owned subsidiaries Karmoya and Union Well were incorporated in the British Virgin Islands and the Cayman Islands, respectively, and under the current laws of the BVI and Cayman Islands, the two entities are not subject to income taxes.

Prior to January 1, 2008, companies established in the PRC were generally subject to an enterprise income tax ("EIT") rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law ("EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and Foreign Interest Enterprises (“FIEs”), unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning on January 1, 2008.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%. Laiyang Jiangbo and GJBT were subject to 25% income tax rate since January 1, 2008, and 33% income tax rate prior to January 1, 2008.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the six months ended December 31, 2008 and 2007:

	2008	2007
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S	(34.0)%	(34.0)%
China income taxes	25.0%	33.0%
Total provision for income taxes	25.0%	33.0%

Taxes payable are as follows:

	December 31,	June 30,
	2008	2008
	(Unaudited)
Value added taxes	$8,317,463	$83,775
Income taxes	4,733,711	62,733
Other taxes	963,276	19,925
Total	$14,014,450	$166,433

Note 13 - Convertible Debt

November 2007 Convertible Debentures

On November 7, 2007, the Company entered into a Securities Purchase Agreement (the “November 2007 Purchase Agreement”) with Pope Investments, LLC (“Pope”) (the “November 2007 Investor”). Pursuant to the November 2007 Purchase Agreement, the Company issued and sold to the November 2007 Investor, $5,000,000 principal amount of the 6% convertible subordinated debentures due November 30, 2010 (the “November 2007 Debenture”) and a three-year warrant to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share, exercisable at $12.80 per share, subject to adjustment as provided therein. The November 2007 Debenture bears interest at the rate of 6% per annum and the initial conversion price of the debentures is $10 per share. In connection with the offering, the Company placed in escrow 500,000 shares of its common stock. In connection with the May 2008 financing, the November 2007 Debenture conversion price was subsequently adjusted to $8 per share (post 40-to-1 reverse split).

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

The fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of three years, (3) expected volatility of 197%, and (4) zero expected dividends. The total estimated fair value of the warrants granted and beneficial conversion feature of the November 2007 Debenture should not exceed the $5,000,000 November 2007 Debenture, and the calculated warrant value was used to determine the allocation between the fair value of the beneficial conversion feature of the November 2007 Debenture and the fair value of the warrants.

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debentures. For the six months ended December 31, 2008 and 2007, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $59,068 and $18,049, respectively. The remaining balance of unamortized debt issuance costs of the November 2007 Purchase Agreement at December 31, 2008 and 2007 was $228,068 and $336,359, respectively. The amortization of debt discounts was $319,917 and $254,630, respectively, for the six months ended December 31, 2008 and 2007, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the unamortized debt discount was $4,134,724 and $4,328,704 at December 31, 2008 and June 30, 2008, respectively.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $10, the secured convertible debt was not a derivative instrument.

The November 2007 Debenture bears interest at the rate of 6% per annum, payable in semi-annual installments on May 31 and November 30 of each year, with the first interest payment due on May 31, 2008. The initial conversion price (“November 2007 Conversion Price”) of the November 2007 Debentures is $10 per share. If the Company issues common stock at a price that is less than the effective November 2007 Conversion Price, or common stock equivalents with an exercise or conversion price less than the then effective November 2007 Conversion Price, the November 2007 Conversion Price of the November 2007 Debenture and the exercise price of the warrants will be reduced to such price. In connection with the May 2008 financing, the November 2007 Debenture conversion price was subsequently adjusted to $8.00 per share (Post 40-to-1 reverse split). The November 2007 Debenture may not be prepaid without the prior written consent of the Holder, as defined. In connection with the Offering, the Company placed in escrow 500,000 shares of common stock issued by the Company in the name of the escrow agent. In the event the Company’s consolidated Net Income Per Share (as defined in the November 2007 Purchase Agreement), for the year ended June 30, 2008, is less than $1.52, the escrow agent shall deliver the 500,000 shares to the November 2007 Investor. The Company determined that its fiscal 2008 Net Income Per Share met the required amount and no shares were delivered to the November 2007 Investor.

Pursuant to the November 2007 Purchase Agreement, the Company entered into a Registration Rights Agreement. In accordance with the Registration Rights Agreement, the Company must file on each Filing Date (as defined in the Registration Rights Agreement) a registration statement to register the portion of the Registrable Securities (as defined therein) as permitted by the Securities and Exchange Commission’s (“SEC”) guidance. The initial registration statement must be filed within 90 days of the closing date and declared effective within 180 days following such closing date. Any subsequent registration statements that are required to be filed on the earliest practical date on which the Company is permitted by the SEC’s guidance to file such additional registration statements, these statements must be effective 90 days following the date on which it is required to be filed. In the event that the registration statement is not timely filed or declared effective, the Company will be required to pay liquidated damages. Such liquidated damages shall be, at the investor’s option, either $1,643.83 or 164 shares of common stock per day that the registration statement is not timely filed or declared effective as required pursuant to the Registration Rights Agreement, subject to an amount of liquidated damages not exceeding either $600,000, and 60,000 shares of common stock, or a combination thereof based upon 12% liquidated damages in the aggregate. In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments," which was effective immediately. FSP EITF 00-19-2 amended EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to SFAS No. 5, “Accounting for Contingencies,” rather than at fair value. The November 2007 Investor has subsequently agreed to allow the Company to file the November 2007 registration statement in conjunction with the Company’s financing in May 2008 and, as such, no liquidated damages were incurred for the year ended June 30, 2008.

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended.

May 2008 Convertible Debentures

On May 30, 2008, the “Company entered into a Securities Purchase Agreement (the “May 2008 Securities Purchase Agreement”) with certain investors (the “May 2008 Investors”), pursuant to which, on May 30, 2008, the Company sold to the May 2008 Investors 6% convertible debentures (the “May 2008 Notes”) and warrants to purchase 1,875,000 shares of the Company’s common stock (“May 2008 Warrants”), for an aggregate amount of $30,000,000 (the “May 2008 Purchase Price”), in transactions exempt from registration under the Securities Act (the “May 2008 Financing”). Pursuant to the terms of the May 2008 Securities Purchase Agreement, the Company will use the net proceeds from this financing for working capital purposes. Also pursuant to the terms of the May 2008 Securities Purchase Agreement, the Company, among other things, was required to increase the number of its authorized shares of common stock to 22,500,000 by August 31, 2008, and is prohibited from issuing any “Future Priced Securities” as such term is described by NASD IM-4350-1 for one year following the closing of the May 2008 Financing. The Company has satisfied the increase in the number of its authorized shares of common stock in August 2008 (post 40-to-1 reverse split).

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

The Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and concluded that the convertible debenture has a beneficial conversion feature.  The Company estimated the intrinsic value of the beneficial conversion feature of the May 2008 Note at $19,111,323. The fair value of the warrants was estimated at $10,888,677. The two amounts are recorded together as debt discount and amortized using the effective interest method over the three-year term of the debentures.

The fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.2%), (2) expected warrant life of five years, (3) expected volatility of 95%, and (4) zero expected dividends. The total estimated fair value of the warrants granted and beneficial conversion feature of the May 2008 Note should not exceed the $30,000,000 debenture, and the calculated warrant value was used to determine the allocation between the fair value of the beneficial conversion feature of the May 2008 debenture and the fair value of the warrants.

In connection with the private placement, the Company paid the placement agents a fee of $1,500,000 and incurred other expenses of $186,500, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debenture. During the six months ended December 31, 2008, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $281,083. The remaining balance of unamortized debt issuance costs of the May 2008 Purchase Agreement at December 31, 2008 was $1,358,569. The amortization of debt discounts was $1,326,318 for the six months ended December 31, 2008, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the unamortized debt discount was $26,718,998 and $28,045,316 at December 31, 2008 and June 30, 2008, respectively.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meets the definition of derivatives under SFAS 133 and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $8 per share, the secured convertible debt was not a derivative instrument.

In connection with the May 2008 Financing, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”) dated May 30, 2008, with the May 2008 Investors and Loeb & Loeb LLP, as Escrow Agent, pursuant to which $4,000,000 of the May 2008 Purchase Price was deposited into an escrow account with the Escrow Agent at the closing of the financing. Pursuant to the terms of the Holdback Escrow Agreement, (i) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than 120 days following the closing of the financing of an obligation that the board of directors be comprised of at least five members (at least two of whom are to be fluent English speakers who possess necessary experience to serve as a director of a public company), a majority of whom will be independent directors acceptable to Pope and (ii) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than six months following the closing of the financing of an obligation to hire a qualified full-time chief financial officer (as defined in the May 2008 Securities Purchase Agreement). In the event that either or both of these obligations were not so satisfied, the applicable portion of the escrowed funds will be released pro rata to the Investors. The Company has satisfied both of these requirements and all of the holdback money has been released to the Company.

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

Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the shares of common stock underlying the May 2008 Notes and Warrants, (ii) the 2008 Make Good Shares, (iii) the 2009 Make Good Shares, and (iv) the Settlement Shares. The Company was obligated to file an initial registration statement covering the shares of common stock underlying the Notes and Warrants no later than 45 days from the closing of the financing and to have such registration statement declared effective no later than 180 days from the closing of the financing. If the Company did not timely file such registration statement or cause it to be declared effective by the required dates, then the Company would be required to pay liquidated damages to the Investors equal to 1.0% of the aggregate May 2008 Purchase Price paid by such Investors for each month that the Company does not file the registration statement or cause it to be declared effective. Notwithstanding the foregoing, in no event shall liquidated damages exceed 10% of the aggregate amount of the May 2008 Purchase Price. The Company satisfied its obligations under the Registration Rights Agreement by filing the required registration statement and causing it to be declared effective within the time periods set forth in the Registration Rights Agreement.

The above two convertible debenture liabilities are as follows at December 31, 2008:

November 2007 convertible debenture note payable	$5,000,000
May 2008 convertible debenture note payable	30,000,000
Total convertible debenture note payable	35,000,000
Less: Unamortized discount on November 2007 convertible debenture note payable	(4,134,724)
Less: Unamortized discount on May 2008 convertible debenture note payable	(26,718,998)
Less: Conversion	(160,000)
Convertible debentures, net	$3,986,278

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

In July 2008, in connection with the settlement with Mr. Fernando Praca (Fernando Praca, Plaintiff vs. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida), the Company cancelled 2,500 shares of its common stock (post 40-to-1 reverse split) and the cancelled shares were valued at fair market value on the date of cancellation at $8 per share or $20,000 in total, based on the trading price of the common stock. For the six months ended December 31, 2008, the Company recorded settlement income of $20,000 related to this settlement.

In July 2008, the Company issued 2,500 shares of common stock to two of the Company’s current and ex-directors as part of their compensation for services. The Company valued these shares at the fair market value on the date of grant of $8 per share, or $20,000 in total, based on the trading price of common stock (post 40-to-1 reverse split). In September 2008, the Company issued 2,500 shares of common stock to two of the Company’s current and ex-directors as part of compensation for services. The Company valued these shares at the fair market value on the date of grant of $9 per share, or $22,500 in total, based on the trading price of common stock (post 40-to-1 reverse split).

In December 2008, the Company issued 20,000 shares of its common stock in connection with the conversion of $250,000 of convertible debt. In connection with the conversion, the Company recorded $145,524 interest expense to fully amortize the unamortized discount related to the converted dentures.

In November 2008, the Board of the Directors of the Company authorized a share buyback program to purchase the Company’s common stock in the open market with a $2,000,000 limitation. As of December 31, 2008, the Company has not purchased any shares in the open market.

Registered capital contribution receivable

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown in capital contribution receivable on the accompanying consolidated financial statements. As part of its agreements with shareholders, the Company was to receive the entire $10,000 in October 2007. As of December 31, 2008, the Company has not received the $10,000.

Union Well was established with a registered capital of $1,000. In connection with Karmoya’s acquisition of Union Well, the registered capital of $1,000 is reflected as capital contribution receivable on the accompanying consolidated financial statements. The $1,000 was due in October 2007, however, as of December 31, 2008, the Company has not received the $1,000.

PRC laws require the owner of a WOFE to contribute at least 15% of the registered capital within 90 days of its business license issuance date and the remaining balance is required to be contributed within two years of the business license issuance date. In June 2008, the PRC government approved GJBT to increase its registered capital from $12,000,000 to $30,000,000. By June 30, 2008, the Company had funded GJBT the entire registered capital required in accordance with PRC laws. In August 2008, the PRC government approved GJBT to increase its registered capital from $30,000,000 to $59,800,000. The PRC laws require Union Well, the 100% owner of GJBT to contribute at least 20% of the registered capital within 30 days of the approval, and the remaining balance is required to be contributed within two years of the approval date. In August 2008, GJBT received additional registered capital in the amount of approximately $1,966,000. As of December 31, 2008, the Company has not received the remaining contribution receivable in the amount of $27,845,000.

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

In connection with the $5,000,000, 6% convertible subordinated debentures note, the Company issued a three-year warrant to purchase 250,000 shares of common stock, at an exercise price of $12.80 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of three years, (3) expected volatility of 197%, and (4) zero expected dividends. In connection with the May 2008 financing, the exercise price of outstanding warrants issued in November 2007 was reduced to $8 per share and the total number of warrants to purchase common stock was increased to 400,000.

In connection with the $30,000,000, 6% convertible subordinated debentures note, the Company issued a five-year warrant to purchase 1,875,000 shares of common stock, at an exercise price of $10 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of five years, (3) expected volatility of 95%, and (4) zero expected dividends.

A summary of the warrants as of December 31, 2008, and changes during the period are presented below:

Number of warrants
Outstanding as of June 30, 2007	74,085
Granted	2,275,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	2,349,085
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	2,349,085

The following is a summary of the status of warrants outstanding at December 31, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life (Years)	Average Exercise Price	Number	Average Remaining Contractual Life (Years)
$8.00	474,085	1.91	$8.00	474,085	1.91
$10.00	1,875,000	4.42	$10.00	1,875,000	4.42
Total	2,349,085			2,349,085

The Company had 2,349,085 warrants outstanding and exercisable at an average exercise price of $9.60 per share as of December 31, 2008.

Note 16 - Stock options

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

On June 10, 2008, 7,500 options were granted and the fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

					Grant Date
	Expected	Expected	Dividend	Risk Free	Average Fair
	Life	Volatility	Yield	Interest Rate	Value
Current officer	5 years	95%	0%	2.51%	$8.00

As of December 31, 2008, of the 7,500 options held by the Company’s executives, directors, and employees, 3,750 were vested.

The following is a summary of the option activity:

Number of options
Outstanding as of June 30, 2007	194,436
Granted	7,500
Forfeited	(23,536)
Exercised	(37,500)
Outstanding as of June 30, 2008	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2008	140,900

Following is a summary of the status of options outstanding at December 31, 2008:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average exercise price	Number	Weighted average exercise price
$4.20	133,400	2.00	$4.20	133,400	$4.20
12.00	2,000	4.50	12.00	2,000	12.00
16.00	1,750	4.50	16.00	1,750	16.00
20.00	1,875	4.50	-	-	-
24.00	1,875	4.50	-	-	-
$4.93	140,900		$-	137,150	$4.46

For the six months ended December 31, 2008, the Company recorded stock-based compensation expense of approximately $38,000.  As of December 31, 2008, there was approximately $31,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of one year.

Note 17 - Employee pension

The employee pension in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the six months ended December 31, 2008 and 2007, the Company made pension contributions in the amount of $72,463 and $15,758, respectively. For the three months ended December 31, 2008 and 2007, the Company made pension contributions in the amount of $62,802 and $7,954, respectively.

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

The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company's Board of Directors decided not to make an appropriation to this reserve for fiscal year 2008.

Pursuant to the Company's articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. For the six months ended December 31, 2008 and 2007, the Company appropriated to the statutory surplus reserve in the amount of $1,431,661 and $1,250,168, respectively.

Note 19 - Accumulated other comprehensive income

The components of accumulated other comprehensive income is as follows:

Balance, June 30, 2008	$7,700,905
Foreign currency translation gain	579,464
Unrealized loss on marketable securities	(1,947,617)
Balance, December 31, 2008	$6,332,752

Note 20 - Commitments and Contingencies

Operations based in the PRC

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

R&D Agreement

In September 2007, the Company entered into a three year Cooperative Research and Development Agreement (“CRADA”) with a provincial university. Under the CRADA, the university is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the university will also provide technical services and training to the Company.  As part of the CRADA, the Company will pay approximately $3,500,000 (RMB 24,000,000) plus out-of-pocket expenses to the university annually and provide internship opportunities for students of the university.  The Company will have the primary ownership of the designated research and development project results.

In November 2007, the Company entered into a five year CRADA with a research institute. Under this CRADA, the institute is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the research institute will also provide technical services and training to the Company.  As part of the CRADA, the Company will pay approximately $880,000 (RMB 6,000,000) to the institute annually.  The Company will have the primary ownership of the designated research and development project results. As of December 31, 2008, the Company’s future estimated payments to this CRADA amounted to approximately $9,600,000.

For the six months ended December 31, 2008 and 2007, approximately $2,196,000 and $1,202,000, respectively, was incurred as research and development expenses.

Legal proceedings

The Company is involved in various legal matters arising in the ordinary course of business. The following summarizes the Company’s pending and settled legal proceedings:

Fernando Praca, Plaintiff v.s. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Circuit Court of the 15 th Judicial Circuit in and for Palm Beach County, Florida

Fernando Praca, former Director and former President of the Company’s discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and the Company in June 2005 relating to damages arising from the sale of Extrema LLC to Genesis Technology Group, Inc. Fernando Praca had filed a Motion of Temporary Injunction but had not proceeded to move this case forward. The plaintiff has decided to reinitiate the legal action in March 2008. In July 2008, the Company and Fernando Praca entered into a Settlement Agreement whereby Fernando Praca agreed to dismiss this action against the Company and to surrender to the Company for cancellation, 100,000 shares of common stock in the Company held by him. The Company agreed to provide Fernando Praca with a legal opinion of its counsel removing the restrictive legend on the 1,269,607 shares of common stock held by Fernando Praca.  As of December 31, 2008, this matter has been settled.  (See Note 14.)

CRG Partners, Inc. and Capital Research Group, Inc. and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (Arbitration) - Case No. 32 145 Y 00976 07, American Arbitration Association, Southeast Case Management Center

On December 4, 2007, CRG Partners, Inc. (“CRGP”), a former consultant of the Company, filed a demand for arbitration against the Company alleging breach of contract and seeking damages of approximately $10 million as compensation for consulting services rendered to the Company. The amount of damages sought by the claimant was equal to the dollar value of 29,978,900 shares of the Company’s common stock (Pre 40-to-1 reverse split) in November 2007, in which the claimant alleged were due and owing to CRGP. On December 5, 2007, the Company gave notice of termination of the relationship with CRG under the consulting agreement. CRGP subsequently filed an amendment to the demand for arbitration to include Capital Research Group, Inc. (“CRG”) as an added claimant and increased the damage amount sought under this matter to approximately $13.8 million.

The Company subsequently filed counter claims in reference to the aforementioned allegations of breach of contract. In February 2009, the Company was notified by the arbitration panel of American Arbitration Association (the “Panel”) that the Panel awarded CRG and CRGP jointly, a net total of $ 980,070 (the “Award”) to be paid by the Company on or before February 27, 2009. Once the Award is satisfied, CRG and CRGP would have no further claims against the Company’s common stock or other property that were the subject of the arbitration. The amount has been charged to operations for the six months ended December 31, 2008, and is included in liabilities assumed from reorganization as of December 31, 2008.

China West II, LLC and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (Arbitration)

In June 2008, China West II, LLC (“CW II”) filed a Demand For Arbitration with the American Arbitration Association (“AAA”) the case of CW II and Genesis Technology Group, Inc. n/k/a Genesis Pharmaceuticals Enterprises, Inc. and Joshua Tan. In that matter, CW II sought breach of contract damages in connection with the Company’s October 2007 reverse merger from the Company and Joshua Tan, former director of the Company, jointly and severally for approximately $6,700,000 estimated by CW II.

In January 2009, the Company received a written notice from the Panel that CW II had withdrawn the Demand for Arbitration without prejudice.

China West, LLC and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (Arbitration)

In November 2008, China West, LLC (“CW”) filed a Demand For Arbitration with the American Arbitration Association the case of CW and Genesis Technology Group, Inc. n/k/a Genesis Pharmaceuticals Enterprises, Inc. and Joshua Tan. In that matter, CW sought from the Company in the amount of approximately $7,500,000 for breach of contract and fiduciary duty damages in connection with the Company’s October 2007 reverse merger.

In February 2009, the Company received a written notice from the Panel that CW II had withdrawn the arbitration without prejudice.

Note 21 - Subsequent event

On January 23, 2009, Laiyang Jiangbo entered into an Assets Transfer Contract (the “Contract”) with Shandong Traditional Chinese Medicine College (“Medicine College”) and Shandong Hongrui Pharmaceutical Factory, a wholly-owned subsidiary of Medicine College (“Shandong Hongrui”), pursuant to which Laiyang Jiangbo will purchase the majority of the assets owned by Hongrui, including all tangible assets, including without limitation, all manufacturing and office buildings, land, equipment and inventories and all rights to manufacture and distribute Hongrui’s 22 Traditional Chinese Medicines (“TCM”), for an aggregate purchase price of approximately $16,100,000 (RMB 110,000,000) consisting of approximately $9,600,000 (RMB 66,000,000) in cash and 643,651 shares of the Company’s common stock. Because the fair market value share price of the Company’s common stock is approximately $2,600,000 at the time of entering into the Contract, the Company has valued the transaction at approximately $12,200,000.

The purchase will be consummated in stages following the receipt by the parties of all required regulatory approvals including the approval of the SFDA and the approval of the Shandong State Owned Assets Administration Department (“SSOAAD”). As of January 23, 2009, this transaction had been approved by the SSOAAD and certain assets were transferred to Laiyang Jiangbo. Pursuant to the terms of the Contract, the purchase consideration will be paid  to Medicine College as follows. Approximately $2,900,000 (RMB 20,000,000 of the purchase price will be paid to Medicine College in cash within one month of the initial transfer of assets to Laiyang Jiangbo (by February 23, 2009). Another approximately $6,700,000 (RMB 46,000,000) of the purchase price will be paid to Medicine College in cash once the SFDA transfers the owner registration of Hongrui’s 22 TCM products from Hongrui to Laiyang Jiangbo. The Contract provides that in the event that the SFDA does not approve the transfer of the ownership of Hongrui’s 22 TCM products from Hongrui to Laiyang Jiangbo that Laiyang Jiangbo may cancel the Contract and rescind any transfers and payments previously consummated or made. The remaining RMB 44,000,000 of the purchase price will be paid to Medicine College in the form of 643,651 newly issued shares of the Company’s common stock within one year of the date of the execution of the Contract.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of Genesis Pharmaceuticals Enterprises, Inc. for the six months and three months ended December 31, 2008 and 2007 should be read in conjunction with Genesis’ financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, and Cautionary Notice Regarding Forward-Looking Statements in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of six months and three months ended December 31, 2008 and 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of total sales :

	Three Months Ended					Six Months Ended
	December 31,					December 31,
	2008		% of Revenue	2007	% of Revenue	2008	% of Revenue	2007	% of Revenue
SALES	$32,945		100.00%	$25,154	94.75%	$60,265	99.60%	$40,417	93.65%

SALES- RELATED PARTY	-		-%	1,395	5.25%	244	0.4%	2,743	6.35%

COST OF SALES	7,138		21.67%	6,524	24.58%	12,851	21.24%	10,730	24.86%

COST OF SALES- RELATED PARTIES		-	-%	292	1.10%	54	0.09%	676	1.57%

GROSS PROFIT	25,807		78.33%	19,732	74.33%	47,604	78.67%	31,753	73.57%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,283		40.32%	10,312	38.84%	26,636	44.02%	17,133	39.70%

RESEARCH AND DEVELOPMENT	1,099		3.33%	937	3.53%	2,196	3.63%	1,202	2.79%

INCOME FROM OPERATIONS	11,426		34.68%	8,483	31.95%	18,771	31.02%	13,418	31.09%

OTHER EXPENSES	3,206		9.73%	327	1.23%	5,449	9.00%	432	1.00%

INCOME BEFORE PROVISION FOR INCOME TAXES	8,220		24.95%	8,157	30.73%	13,323	22.02%	12,986	30.09%

PROVISION FOR INCOME TAXES	2,820		8.56%	3,004	11.32%	4,790	7.92%	4,597	10.65%

NET INCOME	5,399		16.39%	5,153	19.41%	8,533	14.10%	8,388	19.44%

OTHER COMPREHENSIVE INCOME	(136)		(0.41)%	2,669	10.05%	(1,368)	(2.26)%	3,086	7.15%

COMPREHENSIVE INCOME	5,2	63	15.98%	7,822	29.46%	7,164	11.84%	11,474	26.58%

REVENUES. During the six months ended December 31, 2008, we had revenues of $60.5 million as compared to revenues of $43.2 million for the six months ended December 31, 2007, an increase of $17.3 million or approximately 40.02%. Our revenues include sales to related parties of $0.2 million as compared to $2.7 million for the six months ended December 31, 2007, a decrease of $2.5 million or approximately 91.1%. For the three months ended December 31, 2008, we had revenues of $32.9 million as compared to revenues of $26.5 million for the three months ended December 31, 2007, an increase of $6.4 million or 24.1%. For the three months ended December 31, 2008, we did not have any revenues from related party as compared to $1.4 million for the three months ended December 31, 2007, a decrease of $1.4 million or 100%. The overall increase in total revenue in the second quarter and first six months of fiscal 2009 was primarily attributable to the increase in sales volume of our strong selling products, Itopride Hydrochloride Granules and Baobaole chewable tables. Additionally, we released a new product, Radix Isatidis Dispersible Tablets in the second quarter of fiscal 2009. The increase was partially offset by the decrease in sales of Clarithromycin Sustained-released Tablets. We believe that our sales will continue to grow in remaining of fiscal year 2009 as our two strong selling products continue generating strong sales and our new product, Radix Isatidis Dispersible Tablets, has received strong market demand. With the recent acquisition of Hongrui Pharmaceutical Factory (“Hongrui”), we also significantly increased our product portfolio and expect to generate additional sales from the products acquired in the Hongrui acquisition.

COST OF SALES. Cost of sales for the six months ended December 31, 2008 increased $1.5 million or 13.11%, from $ 11.4 million for the six months ended December 31, 2007 to $12.9 million for the six months ended December 31, 2008. Cost of sales for the three months ended December 31, 2008 increased $0.3 million or 4.7% from $6.8 million for the three months ended December 31, 2007 to $7.1 million for the three months ended December 31, 2008. The decrease in cost of sales as a percentage of net revenues for the six months ended December 31, 2008, approximately 21.3% as compared to the six months ended December 31, 2007, approximately 26.4%, and the decrease in cost of sales as a percentage of net revenue for the three months ended December 31, 2008, approximately 21.7% as compared to the three months ended December 31, 2007 approximately 25.7%, was primarily attributable to more sales being generated from products with higher- profit- margins, including highly profitable new products Itopride Hydrochloride Granules, Baobaole chewable tablets and Radix Isatidis Dispersible Tablets and our ability to properly manage raw material purchase prices.

GROSS PROFIT. Gross profit was $47.6 million for the six months ended December 31, 2008 as compared to $31.8 million for the six months ended December 31, 2007, representing gross margins of approximately 78.7 % and 73.6%, respectively. Gross profit was $25.8 million for the three months ended December 31, 2008 as compared to $19.7 million for the three months ended December 31, 2007, representing gross margins of approximately 78.3% and 74.3%, respectively. The increase in our gross profits was mainly due to the higher volume of sales with higher margin products and decrease in raw material prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $26.6 million for the six months ended December 31, 2008, as compared to $ 17.1 million for the six months ended December 31, 2007, an increase of $9.5 million or approximately 55.5%.  Selling, general and administrative expenses totaled $13.3 million for the three months ended December 31, 2008, as compared to $ 10.3 million for the three months ended December 31, 2007, an increase of $3.0 million or approximately 28.8% as summarized below ($ in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Advertisement, marketing and promotion	$2,607	$2,867	$5,835	$5,741
Travel and entertainment - sales related	671	517	1,313	712
Salaries, wages, commissions and related benefits	9,199	6,297	17,837	9,521
Travel and entertainment - non sales related	48	106	130	156
Depreciation and amortization	151	96	302	185
Shipping and handling	130	99	252	147
Other	478	330	965	671
Total	$13,284	$10,312	$26,634	$17,133

The changes in these expenses during the second quarter and first six months of fiscal 2009, as compared to the corresponding period in 2008 included the following:

•
A decrease of $0.3 million or approximately 9.1% in advertisement, marketing and promotion spending for the second quarter of fiscal 2009 and an increase of $0.1 million or less than 1.6% for the first six months of fiscal 2009 as compared to the corresponding period in fiscal 2008. The advertising, marketing and promotion costs remained materially consistently with prior year corresponding period as we better managed advertising and promotional costs in fiscal 2009.

•
Travel and entertainment - sales related expenses increased by $0.2 million or 29.8% for the second quarter of fiscal 2009 as compared to the corresponding period in fiscal 2008 and increased by $0.6 million or 84.4% for the first six months of fiscal 2009 as compared to the corresponding period in fiscal 2008. The increase was primarily due to the increase in our sales and trade show activities related to promoting our products and establishing the distribution network for them.

•
Salaries, wages, commissions and related benefits increased by $2.9 million or 46.1% during the second quarter of fiscal 2009 and increased by $8.3 million or 87.3% during the first six months of fiscal 2009 as compared to the corresponding period of fiscal 2008. The increases were primarily due to increase in commission payments as a percentage of sales to sales representatives and increase in sales volume.

•
Travel and entertainment - non sales related expenses decreased slightly for the second quarter of fiscal 2009 and the first six months of fiscal 2009 as compared to prior year corresponding period was primarily due to better expense spending controls in fiscal 2009.

•	For the six months ended December 31, 2008 and 2007 and for the three months ended December 2008 and 2007, shipping and handling expenses remained materially consistent.

•
Depreciation and amortization increased by $0.05 million or 57.3% during the second quarter of fiscal 2009 and increased by $0.1 million or 63.2% during the first six months of fiscal 2009 as compared to the corresponding period of fiscal 2008, due to more fixed and intangible assets being depreciated and amortized.

•
Other selling, general and administrative expenses, which include professional fees, utilities, office supplies and expenses increased by $0.1 million or 44.8% for the second quarter of fiscal 2009 and increased by $ 0.3 million or 43.96% for the first six months of fiscal 2009 as compared to the corresponding period in fiscal 2008 primarily due to more professional fees and other expenses related to being a publicly traded company in fiscal 2009.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of cost of materials used and salaries paid for the development of the Company’s products and fees paid to third parties, totaled $ 2.2 million for the six months ended December 31, 2008, as compared to $1.2 million for the six months ended December 31, 2007, an increase of $1.0 million or approximately 82.7%.  Research and development costs totaled $1.1 million for the three months ended December 31, 2008, as compared to $0.9 million for the three months ended December 31, 2007, an increase of $0.2 million or approximately 17.2%. The increase in research and development expenses was mainly due to two new R&D cooperative agreements being signed in the latter part of 2008; we began making monthly payments to the designated university research and development products, plus expenses incurred.

OTHER EXPENSES. Our other expenses consisted of financial expenses and non-operating expenses. We had other expenses of $5.4 million for the six months ended December 31, 2008 as compared to other expenses $0.4 million for the six months ended December 31, 2007, an increase of $5.0 million or approximately 1162.2%. For the three months ended December 31, 2008, we had other expenses of $3.2 million as compared to $0.3 million for the three months ended December 31, 2007, an increase of $2.9 million or 884.5%. The increase in net other expenses was primarily due to increases in realized and unrealized losses on our security investments of $1.3 million, the increase in interest expense and amortization of debt discounts related to our financing in November 2007 and May 2008 of $2.7 million, and loss from discontinued operation of 1.6 million for the six months ended December 31, 2008.

NET INCOME. Our net income for the six months ended December 31, 2008 was $8.5 million as compared to $8.4 million for the six months ended December 31, 2007, an increase of $0.1 million or 1.7%. The net income for the three months ended December 31, 2008 was $5.4 million as compared to $5.2 million for the three months ended December 31, 2007, an increase of $0.2 million or 4.8%. Although we had a $5.4 million or 39.9% increase in income from operations, the amount was largely offset by the significant increase of $5.0 million in other expenses. Management believes that  net income will improve in the remainder of fiscal year 2009 as we have recently completed the Hongrui acquisition and expect to generate additional sales from the products acquired in the acquisition. We also intend to continue to strengthen our sales efforts to gain market share and control our spending.

LIQUIDITY AND CAPITAL RESOURCES

              Net cash provided by operating activities for the six months ended December 31, 2008 was $26.4 million as compared to net cash provided by operating activities of $2.9 million for the six months ended December 31, 2007. For the six months ended December 31, 2008, the significant increase in cash provided by operating activities included the following: 1) increase in income from continuing operations of $1.6 million 2) an add-back of unrealized loss on marketable securities of $ 1.5 million 3) an add-back of  amortization on debt discount and deferred debt costs of $2.0 million 4) decrease in advances to suppliers and other assets 5) increase in accounts payable of $0.6 million 6) increase in other payables of $2.1 million and 7) increase in $13.8 million, partially offset by the increase in accounts receivable of $1.8 million, increase in inventories of $1.0 million, and an increase in other receivables of $2.2 million

Net cash used in investing activities for the six months ended December 31, 2008 was mainly attributable to proceeds from sale of marketable securities and offset by payments for purchase of equipment. For the six months ended December 31, 2007, the cash used by investing activities amounted to $1.9 million which were primarily attributable to the payment for land use rights and partially offset by proceeds from sale of marketable securities and cash receipts from reverse acquisition.

Net cash provided by financing activities was $1.4 million for the six months ended December 31, 2008 and was primarily attributable to decrease in restricted cash of $1.3 million, proceeds from bank loans of $2.2 million and increase in payments on notes payable of $0.7 million, partially offset by the principal payments on short term bank loans of $2.8 million.

We reported a net increase in cash for the six months ended December 31, 2008 of $28.4 million as compared to a net decrease in cash of $4.1 million for the six months ended December 31, 2007.

              We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At December 31, 2008, the majority of our liquid assets were held in the Renminbi (“RMB”) denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital requirements in the U.S. Management has been evaluating and resolving the situation. Our working capital position improved by $11.2 million to $83.7 million at December 31, 2008 from $72.5 million at June 30, 2008. This increase in working capital is primarily attributable to an increase in cash of $28.1 million, an increase in net accounts receivable of approximately $1.8 million, an increase in  inventories of $1.1 million, an increase in other receivable of $2.2 million, and a decrease in short term bank loans of $0.6 million, offset by a decrease in restricted cash of $1.3 million, a decrease in investments of $1.5 million, a decrease in accounts receivable - related parties of $0.5 million, decrease in advances to suppliers and other assets of $1.6 million, an increase in accounts payable of $0.6 million, an increase in notes payable of $0.7 million, an increase in other payable of $1.9 million, and an increase in taxes payable of $13.8 million.

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

Off-balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Risk Factors

Interest Rates. Our exposure to market risk for changes in interest rates primarily relates to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2008, we had approximately $76.4 million in cash and cash equivalents. A hypothetical 2 % increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. All of our sales are denominated in the Chinese Renminbi (“RMB”). As a result, changes in the relative values of the U.S. dollars and the RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statements of shareholders’ equity. We recorded net foreign currency gains of $ 0.6 million and $1.5 million for the six months ended December 31, 2008 and 2007, respectively. For the three months ended December 31, 2008 and 2007, the net foreign currency gains amounted to $0.3 million and $1.1 million, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales, denominated in RMB, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

Related Party Transactions

Accounts receivable - related parties

The Company is engaged in business activities with three related parties, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd, and Yantai Jiangbo Pharmaceuticals Co., Ltd. The Company’s Chief Executive Officer and other majority shareholders have 100% ownership of these entities. At December 31, 2008 and June 30, 2008, accounts receivable from sales of the Company’s products to these related entities were $237,160 and $673,808, respectively. Accounts receivable due from related parties are receivable in cash and due within 3 to 6 months. For the six months ended December 31, 2008 and 2007, the Company recorded net revenues of $243,909 and $2,742,757, respectively, from sales to related parties. For the three months ended December 31, 2008 and 2007, the Company recorded net revenues of $243,909 and $1,394,662, respectively, from sales to related parties.

For the six months and three months ended December 31, 2008 and 2007, the Company recorded sales to related parties as follows:

Name of Related Party	Relationship	December 31, 2008 (Unaudited)	December 31 , 2007 (Unaudited)

Jiangbo Chinese-Western Pharmacy	90% owned by Chief Executive Officer	$108,124	$773,446

Laiyang Jiangbo Medicals Co., Ltd.	60% owned by Chief Executive Officer	-	483,591

Yantai Jiangbo Pharmaceuticals Co., Ltd.	Owned by Other Related Party	135,785	1,485,720

Total		$243,909	$2,742,757

For the three months ended December 31, 2008 and 2007, the Company recorded sales to related parties as follows:

Name of Related Party	Relationship	December 31, 2008 (Unaudited)	December 31 , 2007 (Unaudited)

Jiangbo Chinese-Western Pharmacy	90% owned by Chief Executive Officer	$-	$377,598

Laiyang Jiangbo Medicals Co., Ltd.	60% owned by Chief Executive Officer	-	349,311

Yantai Jiangbo Pharmaceuticals Co., Ltd.	Owned by Other Related Party	-	667,753

Total		$-	$1,394,662

Other receivable - related parties

For the three months ended December 31, 2008 and 2007, the Company recorded other income of $92,774 and $26,506 from leasing the two buildings to this related party. The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy. For the six months ended December 31, 2008 and 2007, the Company recorded other income of $236,724 and $52,998 from leasing the two buildings to this related party. As of December 31, 2008 and June 30, 2008, amounts due from this related party was $237,160 and $0, respectively.

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy. For the six months ended December 31, 2008 and 2007, the Company recorded other income of $236,724 and $52,998 from leasing the two buildings to this related party. For the three months ended December 31, 2008 and 2007, the Company recorded other income of $92,774 and $26,506 from leasing the two buildings to this related party. As of December 31, 2008, amount due from this related party was $277,355.

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.

Other payable - related parties consisted of the following:

	December 31,	June 30,
	2008	2008
	(Unaudited)
Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board	$279,158	$164,137

Payable to Haibo Xu, Chief Operating Officer and Director	99,635	-

Payable to Elsa Sung, Chief Financial Officer	13,000	-

Total other payable - related parties	$391,793	$164,137

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

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the six months ended December 31, 2008.

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

2.   We plan on involving both internal accounting and operations personnel and outside consultants with US GAAP technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction. During the six months ended December 31, 2008, our senior management has started interviewing and selecting outside internal control consultants. In December 2008, we engaged a reputable independent accounting firm as internal control consultants to provide advice and assistance on improving our internal controls. The internal control consultants have began working with our internal audit department to implement new policies and procedures within the financial reporting process with adequate review and approval procedures.

3.   We have continued to evaluate the internal audit function in relation to the Company’s financial resources and requirements. During the six months ended December 31, 2008, we have established an internal audit department and the department has started evaluating the Company’s current internal control over financial reporting process. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

(b)  Changes in internal controls over financial reporting. During the first half fiscal year covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

The Company is involved in various legal matters arising in the ordinary course of business. After taking into consideration the Company’s legal counsel’s evaluation of such matters, the Company’s management is of the opinion that the outcome of these matters will not have a significant effect on the Company’s consolidated financial position as of December 31, 2008.

The following summarizes the Company’s pending and settled legal proceedings as of December 31, 2008:

Fernando Praca, Plaintiff v.s. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Circuit Court of the 15 th Judicial Circuit in and for Palm Beach County, Florida

Fernando Praca, former Director and former President of the Company’s discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and the Company in June 2005 relating to damages arising from the sale of Extrema LLC to Genesis Technology Group, Inc. Fernando Praca had filed a Motion of Temporary Injunction but had not proceeded to move this case forward. The plaintiff has decided to reinitiate the legal action in March 2008. In July 2008, the Company and Fernando Praca entered into a Settlement Agreement whereby Fernando Praca agreed to dismiss this action against the Company and to surrender to the Company for cancellation, 100,000 shares of common stock in the Company held by him. The Company agreed to provide Fernando Praca with a legal opinion of its counsel removing the restrictive legend on the 1,269,607 shares of common stock held by Fernando Praca. (See Note 14) As of December 31, 2008, this matter has been settled.

CRG Partners, Inc. and Capital Research Group, Inc. and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (Arbitration) - Case No. 32 145 Y 00976 07, American Arbitration Association, Southeast Case Management Center

On December 4, 2007, CRG Partners, Inc. (“CRGP”), a former consultant of the Company, filed a demand for arbitration against the Company alleging breach of contract and seeking damages of approximately $10 million as compensation for consulting services rendered to the Company. The amount of damages sought by the claimant was equal to the dollar value of 29,978,900 shares of the Company’s common stock (Pre 40-to-1 reverse split) in November 2007, in which the claimant alleged were due and owing to CRGP. On December 5, 2007, the Company gave notice of termination of the relationship with CRG under the consulting agreement. CRGP subsequently filed an amendment to the demand for arbitration to include Capital Research Group, Inc. (“CRG”) as an added claimant and increased the damage amount sought under this matter to approximately $13.8 million.

The Company subsequently filed counter claims in reference to the aforementioned allegations of breach of contract. In February 2009, the Company was notified by the arbitration panel of American Arbitration Association (the “Panel”) that  the Panel awarded CRG and CRGP jointly, a net total of $ 980,070 (the “Award”) to be paid by the Company on or before February 27, 2009. Once the Award is satisfied, CRG and CRGP would have no further claims against the Company’s common stock or other property that were the subject of the arbitration. The amount has been charged to operations for the six months ended December 31, 2008, and is included in liabilities assumed from reorganization as of December 31, 2008.

China West II, LLC and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (Arbitration)

In June 2008, China West II, LLC (“CW II”) filed a Demand For Arbitration with the American Arbitration Association (“AAA”) the case of CW II and Genesis Technology Group, Inc. n/k/a Genesis Pharmaceuticals Enterprises, Inc. and Joshua Tan. In that matter, CW II sought breach of contract damages in connection with the Company’s October 2007 reverse merger from the Company and Joshua Tan, former director of the Company, jointly and severally for approximately $6.7 million estimated by CW II.

In January 2009, the Company received a written notice from AAA that CW II had withdrawn the arbitration without prejudice.

China West, LLC and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (Arbitration)

In November 2008, China West, LLC (“CW”) filed a Demand For Arbitration with the American Arbitration Association the case of CW and Genesis Technology Group, Inc. n/k/a Genesis Pharmaceuticals Enterprises, Inc. and Joshua Tan. In that matter, CW sought from the Company in the amount of approximately $7.5 million for breach of contract and fiduciary duty damages in connection with the Company’s October 2007 reverse merger.

In Feburary 2009, the Company received a written notice from AAA that CW II had withdrawn the arbitration without prejudice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008, we issued 2,500 shares of restricted common stock as compensation to two of our former and current directors. We valued the shares at the fair market value on the date of the grant at $8 per share or $20,000 in total. We recorded related stock-based compensation expenses of $14,167 and deferred compensation of $5,833 for the six months ended December 31, 2008, accordingly. The shares were issued to accredited investors, without any general solicitation and, accordingly, were exempt from Securities Act registration pursuant to Section 4(2) thereof.

In September 2008, we issued 2,500 shares of restricted common stock to two of our former and current directors for director compensation. We valued these common shares at the fair market value on the date of the grant at $9 per share or $22,500 in total. We recorded related stock-based compensation expenses of $15,000 and deferred compensation of $7,500 for the six months ended December 31, 2008, accordingly. The shares were issued to accredited investors, without any general solicitation and, accordingly, were exempt from Securities Act registration pursuant to Section 4(2) thereof.

In December 2008, the Company issued 20,000 shares of its common stock in connection with the conversion of $160,000 of convertible debt relating to the debt financing. As a result of the conversion, the Company recorded $145,524 interest expense to fully amortize the unamortized discount related to the converted dentures.

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

GENESIS PHARMACEUTICALS ENTERPRISES, INC.

Date: February 13, 2009	By:	/s/ Cao Wubo
Cao Wubo
Chief Executive Officer and President