Form 10-K/A
period 2008-06-30
Genesis Pharmaceuticals Enterprises, Inc.
filed 2009-04-10
CIK 1091164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-53037

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

Explanatory Note:

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended June 30, 2008, which was originally filed with the Securities and Exchange Commission on September 29, 2008. We are amending:

•
Part II, Item 7 to provide additional information related to our revenue increase disclosed in the “Management's Discussion and Analysis or Plan of Operations - Comparison of Years Ended June 30, 2008 and June 30, 2007” and “Management's Discussion and Analysis or Plan of Operations - Comparison of Years Ended June 30, 2007 and June 30, 2006”:

•
 Part II, Item 7 to revise the table of the contractual obligations to include interest related to our contractual obligations disclosed in the “Management's Discussion and Analysis or Plan of Operations - Contractual Obligations and Off-Balanced Sheet Arrangements”;

•
Part III Item 13 to revise and provide additional information in the “Certain Relationships and Related Transactions and Director Independence – Related Parties Transactions of Laiyang Jiangbo” regarding certain obligations and filing a lease agreement as Exhibit 10.11; and

•
Part IV, Item 15 in the “Exhibit, Financial Statement Schedules” to include Exhibit 10.11 that was omitted from the original Annual Report and to revise and update certain disclosure in the notes to the financial statements including Note 1 – “Organization and business”, Note 2 – “Summary of significant accounting policies” under the sub-headings “Principals of consolidation” and “Investments and restricted investments”,, Note 4- “Supplemental disclosure of cash flow information”, and Note 12 – Taxes payable” under the paragraph sub-heading “ Income Taxes”.  In addition, new officer certifications are filed as exhibits to this Amendment No. 1.

The cover page to this Amendment No. 1 has also been revised to correct the file number that was incorrect on the cover page of the original filing due to clerical error. None of these changes rose to the level of a restatement of our financial statements. Except as specifically referenced herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to September 29, 2008, the filing date of the original report.

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

Comparison of Years Ended June 30, 2008 and 2007

REVENUES. Our revenues include revenues from sales and revenues from sales to related party of $94.0 million and $5.6 million, respectively, for the year ended June 30, 2008. During the year ended June 30, 2008, we had revenues from sales of $94.0 million as compared to revenues from sales of $72.3 million for the year ended June 30, 2007, an increase of approximately 30.06%. During the year ended June 30, 2008, we had revenues from sales to related parties of $5.6 million as compared to revenues from sales to related parties of $4.0 million for the year ended June 30, 2007, an increase of approximately 41.44%. The overall increase in total revenue was primarily attributable to the increase of sales volume of our best selling products: Clarithromycin sustained-release tablets and Itopride Hydrochloride Granules; additionally, we released a new product, Baobaole chewable tablets in the second quarter of fiscal year 2008 and the product has been very popular in the market. Revenues generated from Clarithromycin sustained-release tablets increased approximately $14.6 million or 45.89 % in 2008 compared with 2007 as the product was in the introduction period in 2007 and entering its growth period in 2008.  Revenues generated from Itopride Hydrochloride granules increased approximately $6.3 million or 21.64 % in 2008 compared with 2007 as the product has been in its growth period since 2007. The increase in the two products resulted primarily from our strong marketing and sales effort, and increased market demand as the two products are both approaching its maturity in later part of 2008. The increase in revenues was partially offset by a decrease in revenues of $11.1 million or 73.49 % in 2008 compared with 2007 generated from our two products, Ciprofloxacin Hydrochloride tablets and Paracetamol tablets, which are in the declining period due to significant market competition.

We anticipate our revenues generated from our two best selling products, Clarithromycin sustained-release tablets and Itopride Hydrochloride granules, will gradually stabilize in 2009 as the two products have entered into their maturity. The two products are expected to hold their current market share through 2010 as the China SFDA has slowed its process in approving new drug rights resulted in less competition in the near future market. Revenues generated from Baobaole chewable tablets are expected to grow significantly through 2009 as the product is currently in its growth stage and the market demand for the product has been very strong. We believe our total sales will continue to grow because we are strengthening our sales force, improving the quality of our products and continuing developing new products that we expect to be well accepted in the market.

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

Comparison of Years Ended June 30, 2007 and 2006

REVENUES. Our revenues include revenues from sales and revenues from sales to related parties of $72 million and $4 million, respectively for the year ended June 30, 2007. During the year ended June 30, 2007, we had revenues from sales of $72 million as compared to revenues from sales of $45 million for the year ended June 30, 2006, an increase of approximately 59.71%. During the year ended June 30, 2007, we had revenues from sales to related parties of $3.93 million as compared to revenues from sales to related parties of $3.91 million for the year ended June 30, 2006, an increase of approximately 0.52%. These increases are attributable to continued strong sales of our best selling products, Ciprofloxacin Hydrochloride tablets, Itopride Hydrochloride granules and Clarithromycin sustained-release tablets.  Revenues generated from Ciprofloxacin Hydrochloride tablets increased approximately $2.4 million or 26.27 % in 2007 compared with 2006 as other competitors did not start gaining market share until later part of 2007.  Revenues generated from Clarithromycin sustained-release tablets increased approximately $20.8 million or 189.96 % in 2007 compared with 2006 as 2007 was the first full sales year since the Company started selling this product and the market demand for the product has quickly increased. Revenues generated from Itopride Hydrochloride granules increased approximately $4.0 million or 13.57 % in 2007 compared with 2006 as the product was in the growth period in 2007.

We believe our Ciprofloxiacin Hydrocloride tablets have entered into its product maturity in 2007, and, starting in 2008, the product will go into the declining period as there are more companies producing this product which has lead to stronger competition and a decrease in product profits.  Both Itopride Hydrochloride granules and Clarithromycin sustained-release tablets are approaching their product maturity period. We expect the two products will not enter their declining period until fiscal year 2011; by then, more similar products would start entering the market and increase the competiveness in the market. We believe that our sales will continue to grow because we are strengthening our sales force, improving the quality of our products and continuing developing new products that will be well accepted in the market.

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

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Convertible Debenture and Related Interest	$41,170,000	$2,300,000	$38,870,000	$-	$-
Bank Indebtedness and Related Interest	$8,675,272	$8,675,272	$-	$-	$-
Research and Development Contract Obligations	$11,562,575	$4,377,000	$5,252,400	$1,933,175	$-
Total Contractual Obligations:	$61,407,847	$15,352,272	$44,122,400	$1,933,175	$-

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

Capital contributions from related parties

In December 2006, the Company’s Chief Executive Officers and his wife contributed land use rights and two buildings to Laiyang Jiangbo. The assets consist of 8,408 square meter buildings and land use rights. The assets were valued at $5,128,000 (RMB 40,088,360). The contributed assets were used to fund Laiyang Jiangbo’s registered capital in December 2006.

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

10.5	Make Good Escrow Agreement, dated May 30, 2008, by and among the Company, the investors party thereto, Pope Investments LLC, Wubo Cao and Loeb & Loeb LLP (8)
10.6	Holdback Escrow Agreement, dated May 30, 2008, by and among the Company, the investors party thereto and Loeb & Loeb LLP (8)
10.7	Registration Rights Agreement, dated May 30, 2008, by and among the Company and the investors party thereto (8)
10.8	Lock-up Agreement, dated May 30, 2008, between the Company and Wubo Cao (8)
10.9	Employment Agreement between Elsa Sung and the Company, dated June 10, 2008 (9)
10.10	Consulting Agreement between the Company and Robert Cain, dated September 10, 2008 (10)
10.11	Lease Agreement between Laiyang Jiangbo Pharmaceutical Co., Ltd and Jiangbo Chinese-Western Pharmacy (13)
14.1	Code of Business Conduct and Ethics (11)
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) (13)
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) (13)
32.1	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)
32.2	Certification of the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)
99.1	Consulting Services Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.2	Equity Pledge Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.3	Operating Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.4	Proxy Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.5	Option Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.6	Audit Committee Charter (12)
99.7	Compensation Committee Charter (12)

(1)	Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007.

(2)	Incorporated by reference to the Company’s Form 8-K filed on September 1, 1999.

(3)	Incorporated by reference to the Company’s Form 8-K filed on August 21, 2008.

(4)	Incorporated by reference to the Company’s Form 8-K filed on September 5, 2008.

(5)	Incorporated by reference to the Company’s Form 10-QSB filed on January 22, 2004.

(6)	Incorporated by reference to the Company’s Form 8-K filed on October 9, 2007.

(7)	Incorporated by reference to the Company’s Form 8-K filed on November 9, 2007.

(8)	Incorporated by reference to the Company’s Form 8-K filed on June 3, 2008.

(9)	Incorporated by reference to the Company’s Form 8-K filed on June 12, 2008.

(10)	Incorporated by reference to the Company’s Form 8-K filed on September 12, 2008.

(11)	Incorporated by reference to the Company's Form 10-KSB filed on January 13, 2006.

(12)	Incorporated by reference to the Company's Form S-1/A filed on August 26, 2008.

(13)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on  April  10, 2009.

GENESIS PHARMACEUTICALS ENTERPISES, INC.

/s/ Cao Wubo
Cao Wubo, Chief Executive Officer and President

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Cao Wubo	Chairman of the Board, Chief Executive Officer and President	April 10, 2009
Cao Wubo

/s/ Xu Haibo	Vice President, Chief Operating Officer and Director	April 10, 2009
Xu Haibo

/s/ Elsa Sung	Chief Financial Officer	April 10, 2009
Elsa Sung

/s/ Xue Hong	Financial Controller	April 10, 2009
Xue Hong

/s/ Feng Xiaowei	Director	April 10, 2009
Feng Xiaowei

/s/ Huang Lei	Director	April 10, 2009
Huang Lei

/s/ Ge Jian	Director	April 10, 2009
Ge Jian

/s/Michael Marks	Director	April 10, 2009
Michael Marks

/s/John (Yang) Wang	Director	April 10, 2009
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

On September 21, 2007, GJBT entered into a series of contractual arrangements (“Contractual Arrangements”) with Laiyang Jiangbo and its shareholders. Under the terms of the Contractual Arrangements, GJBT took control over the management of the business activities of Laiyang Jiangbo and holds a 100% variable interest in Laiyang Jiangbo. The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which GJBT has the right to advise, consult, manage, and operate Laiyang Jiangbo, and collect and own all of their respective net profits. Additionally, Laiyang Jiangbo’s shareholders have granted their voting rights over Laiyang Jiangbo to GJBT. In order to further reinforce GJBT’s rights to control and operate Laiyang Jiangbo, Laiyang Jiangbo and its shareholders have granted GJBT the exclusive right and option to acquire all of their equity interests in Laiyang Jiangbo or, alternatively, all of the assets of Laiyang Jiangbo. Further Laiyang Jiangbo’s shareholders have pledged all of their rights, titles, and interests in Laiyang Jiangbo to GJBT. GJBT is 100% owned by Union Well International Ltd. (“Union Well”) which is 100% owned Karmoya. The Company’s CEO and Chairman, Mr. Cao Wubo and his wife, Mrs. Xun Guihong, jointly owned 74.4 % of Karmoya prior to October 1, 2007.  Remaining 25.6% of Karmoya ownership was transformed to Genesis Technology Group, Inc. (now known as Genesis Pharmaceuticals Enterprises, Inc.) from various parties on October 1, 2007. As Karmoya, Union Well, and GJBT all have the same sole executive director, Mr. Cao Wubo and the voting ownership of Laiyang Jiangbo and GJBT meet the criteria for common control for accounting purposes, Laiyang Jiangbo and GJBT have been operated under the common control.  As both companies are under common control, this has been accounted for as a reorganization of entities and the accompanying consolidated financial statements have been prepared as if the reorganization occurred retroactively. The Company consolidates Laiyang Jiangbo’s results, assets and liabilities in its financial statements.

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

Pursuant to the Exchange Agreement, the shareholders of Karmoya transferred to the Company all of the outstanding shares of Karmoya in exchange for 597 shares of the Company’s common stock, and 5,995,780 shares of the Company’s Series B convertible voting preferred stock and convertible into 299,789,000 shares of the Company. Upon preferred stock conversion, the Company’s common shares and preferred shares upon conversion approximated 75% of the Company’s issued and outstanding common stock on the day of closing , which were issued to the Karmoya’s shareholders and designees of the shareholders. As a result, Karmoya became the Company’s wholly-owned subsidiary and the Company’s business became the business of Karmoya and its affiliated companies. The sole director and officer of Karmoya is Mr. Wubo Cao, who, as a result of the exchange, became the Chief Executive Officer, President and Chairman of the Board of the Company. Under generally accepted accounting principles, the reverse acquisition is considered to be a capital transaction with the Company, the legal acquirer, issuing stock for the net assets of Karmoya, the accounting acquirer . This transaction was accompanied by a recapitalization, and is accounted for as a change in capital structure. Under reverse merger accounting, the comparative historical financial statements of the Company, are those of Karmoya set in the capital structure of the Company.

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

Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No.51 (“FIN 46R”), addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of FIN 46R, Laiyang Jiangbo is considered variable interest entities (“VIE”), and the Company is the primary beneficiary. The Company’s relationships with Laiyang Jiangbo and its shareholders are governed by a series of contractual arrangements between GJBT, the Company’s wholly foreign-owned enterprise in the PRC, and Laiyang Jiangbo, which is the operating company of the Company in the PRC. Under PRC laws, each of GJBT and Laiyang Jiangbo is an independent legal person and none of them is exposed to liabilities incurred by the other parties. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. The accounts of Laiyang Jiangbo are consolidated in the accompanying financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised). As a VIE, Laiyang Jiangbo sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Laiyang Jiangbo’s net income. The Company does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company has a pecuniary interest in Laiyang Jiangbo that requires consolidation of the Company’s and Laiyang Jiangbo’s financial statements.

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

Investments and restricted investments

Investments are comprised primarily of marketable equity securities of publicly traded companies and are stated at fair value based on the trade price of these securities. These investments are classified as trading securities based on the Company’s intent to sell them within the year. Restricted investments are marketable equity securities of publicly traded companies that were acquired through the reverse merger and contained U.S. Securities and Exchange Commission Rule 144 restrictions on the securities. These securities are classified as available-for-sale and are reflected as restricted and noncurrent investments as the restrictions are expected to be fully terminated beyond one year period and the Company intends to hold them beyond one year. Restricted investments are carried at fair value which is estimated using the most recent contemporaneous offering price for these restricted securities.

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

Capital contribution in the amount of $5,128,000 via contribution of land use rights and two buildings from the Company's CEO and his wife  on December 22, 2006.

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

Liangyang Jiangbo was subject to 33% income tax rate from January 1, 2007, to December 31, 2008, and 25% from January 1, 2008, to June 30, 2008. In 2007 and 2008, the Chinese local government granted Laiyang Jiangbo special tax waivers to exempt and release certain corporate income tax, value added tax, and other miscellaneous tax liabilities; the PRC local government has provided various incentives to local companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. The tax waivers were provided on a non-recurring basis. For the fiscal year ended June 30, 2008, the Company received $5,256,634 in tax exemption. Of that amount, $2,114,983 was reflected as reduction of the provision for income taxes; $1,695,671 was reflected as reduction of sales tax and miscellaneous fees; and $1,445,980 was recorded as non-operating income. The Chinese local government exempted all of the Company's taxes due for the period from January 1, 2007, and June 30, 2007. For that period, the Company received $9,931,919 tax exemption as of June 30, 2007, of which $3,338,774 was reflected as reduction of the provision for income taxes, and $6,593,145 was recorded as non-operating income. Total tax exemption for the year ended June 30, 2008 and 2007 is summarized as follows:

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