Form 10-Q/A
period 2008-12-31
Genesis Pharmaceuticals Enterprises, Inc.
filed 2009-04-10
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

Commission file number: 000-53037

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

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-K for the period ended December 31, 2008, which was originally filed with the Securities Exchange Commission on February 13, 2009. We are amending:
•
Part I, Item 1, “Financial Statements” to revise and update certain disclosure in the notes to the financial statements including Note 1 – “Organization and business”;  Note 2 -   “Principals of consolidation”; “Investments and restricted investments”, and “Recently adopted accounting pronouncements”; and

•	Part II, Item 6 to update the officer certifications for this Amendment No. 1.

The cover page to this Amendment No. 1 has also been revised to correct the file number that was incorrect on the cover page of the original filing due to clerical error. None of these changes rose to the level of a restatement of our financial statements. Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to February 13, 2009, the filing date of the original report.

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

GENESIS PHARMACEUTICALS ENTERPRISES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,532,670	$8,388,455
Loss from discontinued operations	1,590,823	112,931
Income from continuing operations	10,123,493	8,501,386
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	289,749	241,282
Amortization of intangible assets	147,120	58,289
Amortization of deferred debt issuance costs	340,151	18,049
Amortization of debt discount	1,646,235	254,630
Bad debt expense	111,237	-
Gain on sale of marketable securities	(115,128)	(64,742)
Unrealized loss (gain) on trading securities	1,459,656	(8,893)
Other non-cash setlement	(20,000)	-
Stock-based compensation	38,028	28,750
Changes in operating assets and liabilities
Accounts receivable	(1,764,421)	(5,314,103)
Accounts receivable - related parties	488,580	(1,093,483)
Notes receivables	-	58,893
Inventories	(1,049,318)	738,910
Other receivables	(2,175,378)	(84,925)
Other receivables- related parties	(236,724)	-
Advances to suppliers and other assets	1,608,131	(2,129,298)
Accounts payable	569,601	(453,390)
Accrued liabilities	153,587	311,785
Other payables	1,815,563	(879,701)
Other payables - related parties	66,028	13,359
Liabilities assumed from reorganization	(903,600)	(689,022)
Taxes payable	13,821,621	3,363,650
Net cash provided by operating activities	26,414,211	2,871,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	117,614	376,205
Prepayment for land use right	-	(2,544,100)
Cash receipt from reverse acquisition	-	534,950
Purchase of equipment	(128,179)	(293,487)
Net cash used in investing activities	(10,565)	(1,926,432)

CASH FLOWS FINANCING ACTIVITIES:
Decrease in restricted cash	1,292,162	4,270,071
Proceeds from sale of common stock and options exercised	-	180,000
Proceeds from convertible debt	-	5,000,000
Payments on debt issuance costs	-	(354,408)
Payments for dividends	-	(10,596,800)
Proceeds from short term bank loans	2,196,450	3,183,560
Principal payments on short term bank loans	(2,782,170)	(2,649,200)
Payment to escrow account	-	(325,000)
Increase (Decrease) in notes payable	704,328	(4,270,071)
Net cash provided (used) in financing activities	1,410,770	(5,561,848)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	369,646	513,427

INCREASE (DECREASE) INCREASE IN CASH	28,184,062	(4,103,427)

CASH, beginning of the period	48,195,798	17,737,208

CASH, end of the period	$76,379,860	$13,633,781

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

On September 21, 2007, GJBT entered into a series of contractual arrangements (“Contractual Arrangements”) with Laiyang Jiangbo and its shareholders. Under the terms of the Contractual Arrangements, GJBT took control over the management of the business activities of Laiyang Jiangbo and holds a 100% variable interest in Laiyang Jiangbo. The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which GJBT has the right to advise, consult, manage, and operate Laiyang Jiangbo, and collect and own all of their respective net profits. Additionally, Laiyang Jiangbo’s shareholders have granted their voting rights over Laiyang Jiangbo to GJBT. In order to further reinforce GJBT’s rights to control and operate Laiyang Jiangbo, Laiyang Jiangbo and its shareholders have granted GJBT the exclusive right and option to acquire all of their equity interests in Laiyang Jiangbo or, alternatively, all of the assets of Laiyang Jiangbo. Further, Laiyang Jiangbo’s shareholders have pledged all of their rights, titles, and interests in Laiyang Jiangbo to GJBT. GJBT is 100% owned by Union Well International Ltd. (“Union Well”) which is 100% owned by Karmoya. The Company’s CEO and Chairman, Mr. Cao Wubo and his wife, Mrs. Xun Guihong, jointly owned 74.4 % of Karmoya prior to October 1, 2007.  Along with the 7 remaining 25.6% of Karmoya ownership was transformed to Genesis Technology Group, Inc. (now known as Genesis Pharmaceuticals Enterprises, Inc.) from various parties on October 1, 2007. As Karmoya, Union Well, and GJBT all have the same sole executive director, Mr. Cao Wubo and the voting ownership of Laiyang Jiangbo and GJBT meet the criteria for common control for accounting purposes, Laiyang Jiangbo and GJBT have been operated under the common control.  As both companies are under common control, this has been accounted for as a reorganization of entities and the accompanying consolidated financial statements have been prepared as if the reorganization occurred retroactively. The Company consolidates Laiyang Jiangbo’s results of operations, assets and liabilities in its financial statements.

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

Pursuant to the Exchange Agreement, the shareholders of Karmoya transferred to the Company all of the outstanding shares of Karmoya in exchange for 597 shares of the Company’s common stock, and 5,995,780 shares of the Company’s Series B convertible voting preferred stock and convertible into 299,789,000 shares of the Company. Upon preferred stock conversion, the Company’s common shares and preferred shares amounted to approximated 75% of the Company’s issued and outstanding common stock on the day of the closing , which were issued to the Karmoya’s shareholders and designees of the shareholders. As a result, Karmoya became the Company’s wholly-owned subsidiary and the Company’s business became the business of Karmoya and its affiliated companies. The sole director and officer of Karmoya is Mr. Wubo Cao, who, as a result of the exchange, became the Chief Executive Officer, president and Chairman of the Board of the Company. Under generally accepted accounting principles, the acquisition by the Company of Karmoya is considered to be a capital transaction with the Company, the legal acquirer, issuing stock for the net assets of Karmoya, the accounting acquirer. This transaction was accompanied by a recapitalization, and is accounted for as a change in capital structure. Under reverse merger accounting, the comparative historical financial statements of are those of Karmoya set in the capital structure of the Company.

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying consolidated balance sheets, and related interim consolidated statements of income, and cash flows include all adjustments, consisting only of normal recurring items, however, these consolidated financial statements are not indicative of a full year of operations. The information included in this Form 10-Q/A should be read in conjunction with information included in the 2008 annual report filed on Form 10-K/A.

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

Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No.51” (“FIN 46R”), addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of FIN 46R, Laiyang Jiangbo is considered variable interest entities (“VIE”), and the Company is the primary beneficiary. The Company’s relationships with Laiyang Jiangbo and its shareholders are governed by a series of contractual arrangements between GJBT, the Company’s wholly foreign-owned enterprise in the PRC, and Laiyang Jiangbo, which is the operating company of the Company in the PRC. Under the PRC law, each of GJBT and Laiyang Jiangbo is an independent legal person and none of them is exposed to liabilities incurred by the other parties. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. The accounts of Laiyang Jiangbo are consolidated in the accompanying financial statements pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised). As a VIE, Laiyang Jiangbo sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Laiyang Jiangbo’s net income. The Company does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company has a pecuniary interest in Laiyang Jiangbo that requires consolidation of the Company’s and Laiyang Jiangbo’s financial statements.

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

Investment and restricted investments

Investments are comprised primarily of marketable equity securities of publicly traded companies and are stated at fair value based on the trade price of these securities. These investments are classified as trading securities based on the Company’s intent to sell them within the year. Restricted investments are marketable equity securities of publicly traded companies that were acquired through the reverse merger and contained certain U.S. Securities and Exchange Commission Rule 144 restrictions on the securities. These securities are classified as available-for-sale and are reflected as restricted and noncurrent investments as the Company intends to hold them beyond one year. Restricted investments are carried at fair value based on the trade price of these securities.

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

	Carrying Value at December 31, 2008	Fair Value Measurements at December 31, 2008 Using
		Level 1	Level 2	Level 3
Investments	$532,724	$532,724	$	$
Investments, restricted	600,075	600,075
$5M Convertible Debt (November 2007)	865,276	-			5,021,998
$30M Convertible Debt (May 2008)	3,121,002	-			30,326,363

Total	$5,119,077	$1,132,799	$		$35,348,361

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

GENESIS PHARMACEUTICALS ENTERPRISES, INC.

Date: April 10, 2009	By:	/s/ Cao Wubo
Cao Wubo
Chief Executive Officer and President