Form 10-Q
period 2009-03-31
Jiangbo Pharmaceuticals, Inc.
filed 2009-05-15
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUAN TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

Commission file number:    000-53037

JIANGBO PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-1130026
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park Laiyang City, Yantai, Shandong Province, People’s Republic of China 265200
(Address of principal executive offices)

(0086) 535-7282997
(issuer’s telephone number)

Genesis Pharmaceuticals Enterprises, Inc.
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
Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The total shares outstanding at May 13, 2009 were 10,351,448.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$82,338,527	$48,195,798
Restricted cash	3,713,775	7,839,785
Investments	672,682	2,055,241
Accounts receivable, net of allowance for doubtful accounts of $525,268 and $155,662, respectively	21,688,723	24,312,077
Accounts receivable - related parties	187,766	673,808
Inventories	3,863,947	3,906,174
Other receivables	81,784	152,469
Other receivables - related parties	317,412	-
Advances to suppliers and other assets	130,088	1,718,504
Total current assets	112,994,704	88,853,856

PLANT AND EQUIPMENT, net	14,162,421	11,225,844

OTHER ASSETS:
Investments, restricted	400,050	2,481,413
Financing costs, net	1,406,717	1,916,944
Intangible assets, net	17,404,557	9,916,801
Total other assets	19,211,324	14,315,158

Total assets	$146,368,449	$114,394,858

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,523,666	$2,341,812
Short term bank loan	2,197,500	2,772,100
Notes payable	3,713,775	5,843,295
Other payables	4,074,203	3,671,703
Customer deposits	4,102,000	-
Other payables - related parties	176,666	324,972
Accrued liabilities	754,315	173,604
Liabilities assumed from reorganization	1,613,935	1,084,427
Taxes payable	5,276,690	166,433
Total current liabilities	27,432,750	16,378,346

CONVERTIBLE DEBT, net of discount of $29,820,431 and $32,499,957
as of March 31, 2009 and June 30, 2008, respectively	5,019,569	2,500,043

Total Liabilities	32,452,319	18,878,389

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized;
none issued or outstanding)	-	-
Common stock ($0.001 par value, 22,500,000 and 15,000,000 shares authorized, respectively; 10,435,099 and 9,767,844 shares issued
and outstanding at March 31, 2009 and June 30, 2008 respectively)	10,436	9,770
Paid-in-capital	76,168,319	45,554,513
Captial contribution receivable	(27,845,000)	(11,000)
Retained earnings	56,396,950	39,008,403
Statutory reserves	3,253,878	3,253,878
Accumulated other comprehensive income	5,931,547	7,700,905
Total shareholders' equity	113,916,130	95,516,469
Total liabilities and shareholders' equity	$146,368,449	$114,394,858

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

REVENUES:
Sales	$25,725,837	$26,231,191	$85,991,330	$66,648,051
Sales- related parties	-	1,869,092	243,943	4,611,849
TOTAL REVENUE	25,725,837	28,100,283	86,235,273	71,259,900

Cost of sales	6,853,810	5,896,113	19,705,020	16,626,461
Cost of sales -related parties	-	441,709	54,500	1,117,918
COST OF SALES	6,853,810	6,337,822	19,759,520	17,744,379

GROSS PROFIT	18,872,027	21,762,461	66,475,753	53,515,521

RESEARCH AND DEVELOPMENT EXPENSE	1,098,675	967,930	3,295,125	2,170,240

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,477,356	12,136,164	31,111,752	29,269,330

INCOME FROM OPERATIONS	13,295,996	8,658,367	32,068,876	22,075,951

OTHER (INCOME) EXPENSE:
Other (income) expense, net	(281,570)	1,244,892	1,062,959	1,217,385
Other (income)-related parties	(76,552)	(27,415)	(313,276)	(80,851)
Non-operating (income) expense	150,466	(529)	(471)	(232)
Interest expense, net	1,241,843	526,509	4,143,968	925,993
Loss from discontinued operations	103,008	228,812	1,693,830	341,743
OTHER EXPENSE , NET	1,137,195	1,972,269	6,587,010	2,404,038

INCOME BEFORE PROVISION FOR INCOME TAXES	12,158,801	6,686,098	25,481,866	19,671,913

PROVISION FOR INCOME TAXES	3,302,953	2,211,265	8,093,320	6,808,625

NET INCOME	$8,855,848	$4,474,833	$17,388,546	$12,863,288

OTHER COMPREHENSIVE INCOME:
Unrealized holding (loss) gain	$(200,025)	$(270,351)	$(2,147,642)	$1,347,852
Foreign currency translation adjustment	(201,173)	1,960,948	378,284	3,428,779

COMPREHENSIVE INCOME	$8,454,650	$6,165,430	$15,619,188	$17,639,919

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	10,277,762	9,740,129	9,937,189	6,507,435

BASIC EARNINGS PER SHARE	$0.86	$0.46	$1.75	$1.98

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	10,907,243	9,740,129	10,599,618	7,081,791

DILUTED EARNINGS PER SHARE	$0.44	$0.46	$1.27	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,388,546	$12,863,288
Loss from discontinued operations	1,693,830	341,743
Income from continuing operations	19,082,376	13,205,031
Adjustments to reconcile net income to cash, net of acquisition, provided by operating activities:
Depreciation	464,094	375,456
Amortization of intangible assets	371,925	113,578
Amortization of deferred debt issuance costs	510,227	47,583
Amortization of debt discount	2,679,526	671,296
Bad debt expense	368,840	(112,459)
Realized (gain) loss on marketable securities	(106,865)	19,819
Unrealized loss on marketable securities	1,255,522	1,150,516
Other non-cash settlement	(20,000)	-
Stock-based compensation	43,340	28,750
Changes in operating assets and liabilities
Accounts receivable	2,353,566	(7,246,740)
Accounts receivable - related parties	488,646	(1,403,383)
Notes receivables	-	59,790
Inventories	205,471	27,542
Other receivables	63,170	(254,886)
Other receivables - related parties	(317,303)	(81,384)
Advances to suppliers and other assets	1,602,693	(391,526)
Accounts payable	3,171,180	1,159,105
Accrued liabilities	682,145	301,290
Other payables	194,283	2,146,659
Other payables - related parties	(58,580)	(962,509)
Customer deposit	4,100,600	-
Liabilities assumed from reorganization	(1,164,323)	(1,162,133)
Taxes payable	5,107,831	10,006,057
Net cash provided by operating activities	41,078,364	17,697,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisition	(8,581,970)	-
Proceeds from sale of marketable securities	167,623	605,882
Prepayment for land use rights	-	(8,246,830)
Cash receipt from reverse acquisition	-	534,950
Purchase of equipment	(130,814)	(401,302)
Net cash used in investing activities	(8,545,161)	(7,507,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	4,149,305	(5,361,849)
Proceeds from sale of common stock and options exercised	-	337,500
Proceeds from sale of treasury stock	-	1,977
Proceeds from convertible debt	-	5,000,000
Payments on debt issuance costs	-	(354,408)
Dividends paid	-	(10,520,000)
Proceeds from bank loans	2,196,750	3,255,360
Payments for bank loans	(2,782,550)	(5,425,600)
Proceeds from officers	-	27,128
Proceeds from notes payable	7,009,097	10,729,040
Principal payments on notes payable	(9,161,912)	(5,367,191)
Net cash provided by (used in) financing activities	1,410,690	(7,678,043)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	198,836	1,324,727

INCREASE IN CASH	34,142,729	3,836,836

CASH, beginning	48,195,798	17,737,208

CASH, ending	$82,338,527	$21,574,044
	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,130,837	$331,431
Income taxes paid	$4,883,039	$3,615,867
Non-cash investing and financing activities:
Common stock issued to acquire Hongrui	$2,597,132	$-

The accompanying notes are an integral part of these consolidated financial statements.

 JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
 Note 1 - Organization and business

Jiangbo Pharmaceuticals, Inc. (the “Company” or “Jiangbo”) was originally incorporated in the state of Florida on August 15, 2001, under the name Genesis Technology Group, Inc. with the principal business objective of operating as a business development and marketing firm that specializes in advising and providing a turnkey solution for small and mid-sized Chinese companies entering western markets. On October 12, 2007, after a share exchange transaction, the Company’s corporate name was changed to Genesis Pharmaceuticals Enterprises, Inc. (“Genesis”).

Pursuant to a Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the State of Florida which took effect as of April 16, 2009, the Company's name was changed from "Genesis Pharmaceuticals Enterprises, Inc." to "Jiangbo Pharmaceuticals, Inc." (the "Corporate Name Change").  The Corporate Name Change was approved and authorized by the Board of Directors of the Company as well as the holders of a majority of the outstanding shares of the Company’s voting stock by written consent.

As a result of the Corporate Name Change, the stock symbol changed to "JGBO" with the opening of trading on May 12, 2009 on the OTCBB.

On October 1, 2007, the Company completed a share exchange transaction by and among the Company, Karmoya International Ltd. (“Karmoya”), a British Virgin Islands company, and Karmoya’s shareholders. As a result of the share exchange transaction, Karmoya, a company which was established as a “special purpose vehicle” for the foreign capital raising activities of its Chinese subsidiaries, became our wholly-owned subsidiary and our new operating business. Karmoya was incorporated under the laws of the British Virgin Islands on July 17, 2007, and owns 100% of the capital stock of Union Well International Limited (“Union Well”), a Cayman Islands company. Karmoya conducts its business operations through Union Well’s wholly-owned subsidiary, Genesis Jiangbo (Laiyang) Biotech Technology Co., Ltd. (“GJBT”). GJBT was incorporated under the laws of the People’s Republic of China ("PRC") on September 16, 2007, and registered as a wholly foreign owned enterprise (“WOFE”) on September 19, 2007. GJBT has entered into consulting service agreements and equity-related agreements with Laiyang Jiangbo Pharmaceutical Co., Ltd. (“Laiyang Jiangbo”), a PRC limited liability company incorporated on August 18, 2003.

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

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying consolidated balance sheets, and related interim consolidated statements of income, and cash flows include all adjustments, consisting only of normal recurring items, however, these consolidated financial statements are not indicative of a full year of operations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended June 30, 2008 included in the Company’s Annual Report on Form 10-K.

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

Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No.51” (“FIN 46R”), addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of FIN 46R, the Company has determined that Laiyang Jiangbo is a VIE, and the Company is the primary beneficiary, and accordingly, the financial statements of Laiyang Jiangbo are consolidated into the financial statements of the Company.

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

Asset and liability accounts at March 31, 2009 were translated at 6.83 RMB to $1.00 as compared to 6.85 RMB at June 30, 2008. Equity accounts were stated at their historical rates. The average translation rates applied to statements of income for the three months ended March 31, 2009 and 2008 were 6.83 RMB and 7.18 RMB to $1.00, respectively. The average translation rates applied to statements of income for the nine months ended March 31, 2009 and 2008 were 6.83 RMB and 7.40 RMB to $1.00.

In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the carrying values of accounts receivable and related allowance for doubtful accounts, allowance for obsolete inventory, sales returns, fair value of warrants and beneficial conversion features related to the convertible notes, and fair value of stock based compensation. Actual results could be materially different from these estimates upon which the carrying values were based.

Revenue recognition

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104 (together, “SAB 104”), and SFAS 48 “Revenue Recognition When Right of Return Exists.” SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” defines financial instrument and requires fair value disclosures about those instruments.  SFAS 157, “Fair Value Measurements,” adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  Investments, receivables, payables, short term loans and convertible debt all qualify as financial instruments.  Management concluded the receivables, payables and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated rates of interest are equivalent to rates currently available.

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

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Further, as required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The following table sets forth by level within the fair value hierarchy the financial assets and liabilities that were accounted for at fair value on a recurring basis.

	Carrying Value at March 31, 2009	Fair Value Measurements at March 31, 2009, Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Investments	$672,682	$672,682	$-	$-
Investments, restricted	400,050	400,050	-	-
$5M Convertible Debt (November 2007)	1,084,638	-	-	5,288,577
$29.8M Convertible Debt (May 2008)	3,934,931	-	-	32,608,278
Total	$6,092,301	$1,072,732	$-	$37,896,855

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

Stock-based compensation

The Company accounts for stock-based compensation pursuant to SFAS 123R, "Share Based Payment.” SFAS 123R requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under SFAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Comprehensive income

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. The accompanying consolidated financial statements include the provisions of SFAS 130.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. The Company considers all highly liquid instruments with original maturities of three months or less, and money market accounts to be cash and cash equivalents.

The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of March 31, 2009 and June 30, 2008, the Company’s bank balances, including restricted cash balances, exceeded government-insured limits by approximately $85,990,000 and $55,576,000, respectively.

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

As of March 31, 2009 and June 30, 2008, the Company had restricted cash of approximately $3,714,000 and $7,840,000, respectively, of which approximately $3,714,000 and $5,843,000, respectively, were maintained as security deposits for bank acceptance related to the Company’s notes payable.

Investments and restricted investments

Investments are comprised of marketable equity securities of publicly traded companies and are stated at fair value based on the quoted price of these securities. These investments are classified as trading securities based on the Company’s intent to sell them within the year. Restricted investments are marketable equity securities of publicly traded companies that were acquired through the reverse merger and contained certain SEC Rule 144 restrictions on the securities. These securities are classified as available-for-sale and are reflected as restricted and noncurrent investments as the Company intends to hold them beyond one year. Restricted investments are carried at fair value based on the trade price of these securities.

The following is a summary of the components of the gain/loss on investments and restricted investments for the three months and nine months ended March 31, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Investments - trading securities
Realized loss (gain)	$8,263	$84,561	$(106,865)	$19,819
Unrealized loss (gain)	(204,134)	1,159,409	1,255,522	1,150,516

Restricted investments - available for sale securities
Unrealized loss (gain)	200,025	270,351	2,147,642	(1,347,852)

All unrealized gains and losses related to available-for-sale securities have been properly reflected as a component of accumulated other comprehensive income.

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

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the weighted average method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of March 31, 2009 and June 30, 2008, the Company has determined that no reserves were necessary.

Advances to suppliers

Advances to suppliers represent partial payments or deposits for future inventory and equipment purchases. These advances to suppliers are non-interest bearing and unsecured. From time to time, vendors require a certain amount of monies to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis. As of March 31, 2009 and June 30, 2008, advances to suppliers amounted to approximately $130,000 and $1,719,000, respectively.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation.  Major renewals are charged directly to the plant and equipment accounts, while replacements, maintenance, and repairs which do not improve or extend the respective lives of the assets are expensed currently. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the results of operations in the period of disposition. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

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

Patents and licenses include purchased technological know-how, secret formulas, manufacturing processes, technical and procedural manuals, and the certificate of drugs production, and is amortized using the straight-line method over the expected useful economic life of five years, which reflects the period over which those formulas, manufacturing processes, technical and procedural manuals are kept secret to the Company as agreed between the Company and the selling parties.

The estimated useful lives of intangible assets are as follows:

Useful Life
Land use rights	50 Years
Patents	5 Years
Licenses	5 Years
Customer list and customer relationships	3 Years
Trade secrets - formulas and know how technology	5 Years

Impairment of long-lived assets

Long-lived assets of the Company are reviewed at least annually, more often if circumstances dictate, to determine whether their carrying values have become impaired. The Company considers assets to be impaired if the carrying values exceed the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2009, the Company expects these assets to be fully recoverable.

Beneficial conversion feature of convertible notes

The Company accounts for the $5,000,000 and $30,000,000 secured convertible notes issued pursuant to the subscription agreements discussed in Note 14 under EITF 00-27, ‘‘Application of Issue 98-5 to Certain Convertible Instruments.” In accordance with EITF 00-27, the Company has determined that the convertible notes contained beneficial conversion feature because on November 6, 2007, the effective conversion price of the $5,000,000 convertible note was $5.48 when the market value per share was $16.00, and on May 30, 2008, the effective conversion price of the $30,000,000 convertible note was $4.69 when the market value per share was $12.00. Total value of beneficial conversion feature of $2,904,092 for the November 6, 2007 convertible note and $19,111,323 for the May 30, 2008 convertible debt was discounted from the carrying value of the convertible notes. The beneficial conversion feature is amortized using the effective interest method over the term of the note. As of March 31, 2009 and June 30, 2008, $18,776,786 and $20,453,441, respectively, remained unamortized relating to the beneficial conversion features.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." Under the asset and liability method as required by SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are domiciled in the PRC, and the taxable income mirrors that of GAAP income, there are no temporary differences that would result in deferred tax assets or liabilities. As such, no valuation allowances were necessary at March 31, 2009 and June 30, 2008.

FIN 48 clarifies the accounting and disclosure for uncertain tax positions and prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

VAT on sales and VAT on purchases amounted to approximately $4,372,000 and $712,000, respectively, for the three months ended March 31, 2009, and approximately $4,807,000 and $259,000, respectively, for the three months ended March 31, 2008. VAT on sales and VAT on purchases amounted to approximately $14,659,000 and $1,867,000, respectively, for the nine months ended March 31, 2009, and approximately $12,114,000 and $443,000, respectively, for the nine months ended March 31, 2008. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT is not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to approximately $153,000 and $107,000 for the three months ended March 31, 2009 and 2008, respectively. Shipping and handling costs amounted to approximately $405,000 and $253,000 for the nine months ended March 31, 2009 and 2008, respectively.

Advertising

Expenses incurred in the advertisement of the Company and the Company’s products are charged to operations as incurred. Advertising expenses amounted to approximately $1,192,000 and $2,019,000 for the three months ended March 31, 2009 and 2008, respectively, and approximately $2,120,000 and $6,148,000 for the nine months ended March 31, 2009 and 2008, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development of the Company’s products and fees paid to third parties to assist in such efforts. Research and development costs amounted to approximately $1,099,000 and $968,000 for the three months ended March 31, 2009 and 2008, respectively, and approximately $3,295,000 and $2,170,000 for the nine months ended March 31, 2009 and 2008, respectively.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which replaced SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial position or consolidated results of operations.

In February 2008, the FASB issued FSP No. 157-1 , "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13." FSP 157-1 indicates that it does not apply under SFAS 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

Also in February 2008, the FASB issued FSP 157-2, "Effective Date of FASB Statement No. 157." With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

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

On May 9, 2008, the FASB issued FASB FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi). The Company is currently evaluating the impact of the adoption of EITF 07-5 on the accounting for related warrants transactions.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.”  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF 00-27 “ Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The adoption of EITF08-4 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP 157-3 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP 157-4 shall be applied prospectively with retrospective application not permitted. FSP 157-4 shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP 157-4 must also early adopt FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Additionally, if an entity elects to early adopt either FSP 107-1 and 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP 115-2 and 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP 115-2 and 124-2. FSP 115-2 amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4. Also, if an entity elects to early adopt either FSP 157-4 or FSP 107-1 and 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

Reclassifications

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation with no impact on the previously reported net income or cash flows.

Note 3 - Acquisition

On January 23, 2009, Laiyang Jiangbo entered into an asset acquisition agreement (the “Agreement”) with Shandong Traditional Chinese Medicine College (the “Medicine College”) and Shandong Hongrui Pharmaceutical Factory (“Shandong Hongrui” or “Hongrui”), a wholly-owned subsidiary of Medicine College,  pursuant to  which Laiyang Jiangbo purchased the majority of the assets owned by Hongrui, including all tangible assets, all manufacturing and office buildings, land, equipment and inventories and all rights to manufacture and distribute Hongrui’s 22 Traditional Chinese Medicines (“TCMs”), for an original contract purchase price of approximately $12 million consisted of approximately $9.6 million in cash and 643,651 shares of Jiangbo’s common stock. The $4.035 fair value of each common share was based on the weighted average trading price of the common stock of 5 days prior to the execution of the Agreement and amounted to $2,597,132. On February 10, 2009, the Agreement was amended to revise the total purchase price to approximately $11 million consisting of approximately $8.6 million in cash. However, the Company is still obligated to issue 643,651 shares of Jiangbo’s common stock to Medicine College within one year of the date of the execution of the Agreement. As of March 31, 2009, Laiyang Jiangbo paid approximately $8.6 million in cash in full. The 643,651 shares of Jiangbo’s common stock issuable to Medicine College in connection with the acquisition of Hongrui have been included in the accompanying consolidated balance sheet as outstanding shares.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” The purchase price was determined based on an arm's length negotiation and no finder's fees or commissions were paid in connection with this acquisition.

The following represents the allocation of the purchase price to the net assets acquired based on their respective fair values.  The accompanying consolidated financial statements include the acquisition of Hongrui, effective February 5, 2009, under the purchase method of accounting in accordance with SFAS 141.  The following represents the allocation of the purchase price to the net assets acquired based on their respective fair values.

Inventory	$147,250
Plant and equipments	3,223,808
Intangible assets	7,810,974
Total assets acquired	11,182,032
Net assets acquired	11,182,032
Total consideration paid	$11,182,032

The following unaudited pro forma consolidated results of operations for the nine months ended March 31, 2009 and 2008, as if the acquisition of Hongrui had been completed as of the beginning of each period presented.  The pro forma information gives effect to actual operating results prior to the acquisition.  The pro forma amounts does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented and is not intended to be a projection of future results:

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Net Revenues	$93,574,164	$83,101,150
Income from Operations	32,412,705	23,578,314
Net Income	17,742,804	13,895,939
Net Income Per Shares
Basic	$1.70	$1.94
Diluted	$1.29	$1.17
Weighted Average number of shares outstanding
Basic	10,421,103	7,151,086
Diluted	10,756,955	7,725,442

Note 4 - Earnings per share

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

All share and per share amounts used in the Company’s consolidated financial statements and notes thereto have been retroactively restated to reflect the 40-to-1 reverse stock split, which occurred on September 4, 2008.

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008:

Basic earning per share

	2009	2008
For the three months ended March 31, 2009 and 2008
Net income for basic earnings per share	$8,855,848	$4,474,833

Weighted average shares used in basic computation	10,277,762	9,740,129

Earnings per share-Basic	$0.86	$0.46

Diluted earning per share
	2009	2008
For the three months ended March 31, 2009 and 2008
Net income for basic earnings per share	$8,855,848	$4,474,833
Add: Interest expense	75,000	75,000
Add: Note discount amortization	219,362	88,165
Subtract: Loan issuance cost	(188,689)	(306,825)
Subtract: Debt discount if converted	(4,134,724)	(4,654,608)
Net income (loss) for diluted EPS	4,826,797	(323,435)

Weighted average shares used in basic computation	10,277,762	9,740,128
Diluted effect of $5 million convertible debt, stock options and warrants	629,481	-
Weighted average shares used in diluted computation	10,907,243	9,740,128

Earnings per share-Diluted	$0.44	0.46

The following is a reconciliation of the basic and diluted earnings per share computations for the nine months ended March 31, 2009 and 2008:

Basic earning per share

	2009	2008
For the nine months ended March 31, 2009 and 2008
Net income for basic earnings per share	$17,388,546	$12,863,288

Weighted average shares used in basic computation	9,937,189	6,507,434

Earnings per share – Basic	$1.75	$1.98

Diluted earnings per share

	2009	2008
For the nine months ended March 31, 2009 and 2008
Net income for basic earnings per share	$17,388,546	$12,863,288
Add: Interest expense	225,000	100,000
Add: Note discount amortization	539,279	434,006
Subtract: Loan issuance cost	(188,689)	(306,825)
Subtract: Debt discount if converted	(4,454,641)	(5,000,000)

Net income for diluted EPS	13,509,495	8,090,469

Weighted average shares used in basic computation	9,937,189	6,507,434
Diluted effect of $5 million convertible debt, stock options and warrants	662,429	574,357
Weighted average shares used in diluted computation	10,599,618	7,081,791

Earnings per share-Diluted	$1.27	$1.14

For the three months and nine months ended March 31, 2009, 3,750 stock options and 2,275,000 warrants with an average exercise price of $13.87 and $9.65, respectively, and 3,750,000 convertible shares with a conversion price of $8.00 per share were not included in the diluted earnings per share calculation because of the anti-dilutive effect. For the three months ended March 31, 2008, 500,000 convertible shares with a conversion price of $10.00 per share and 74,084 and 250,000 stock options and warrants with an average exercise price of $10.00 and $12.80, respectively, were not included in the diluted per share calculation because of the anti-dilutive effect. For the nine months ended March 31, 2008, 74,084 and 250,000 stock options and warrants at an exercise price of $10.00 and $12.80, respectively, were not included in the diluted earnings per share calculation because of the anti-dilutive effect.

Note 5 - Discontinued operations

In connection with the reverse merger with Karmoya on October 1, 2007, the Company determined to discontinue its operations of business development and marketing, as it no longer supported its core business strategy. The discontinuance of these operations did not involve any sale of assets or assumption of liabilities by another party. In conjunction with the discontinuance of operations, the Company determined that the assets related to the Company’s business development and marketing operations were subject to the recognition of impairment. However, since the related assets are continuing to be used by the company and its subsidiaries, the Company determined that there had been no impairment. The remaining liabilities of the discontinued operations are reflected in the consolidated balance sheets under the caption "liabilities assumed from reorganization" which amounted to approximately $1,614,000 and $1,084,000 as of March 31, 2009 and June 30, 2008, respectively.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of a component of entity that has been disposed of or is classified as held for sale shall be reported in discontinued operations. Accordingly, the results of operations of the business development and marketing operation segment are reported as discontinued operations in the accompanying consolidated statements of income for the nine months ended March 31, 2009. As the accompanying consolidated statements of income for the nine months ended March 31, 2009 reflect the results of operations for Karmoya and its subsidiaries, the discontinued operations of the Company did not have any impact on the consolidated statements of income for the period presented.

The following is a summary of the components of the loss from discontinued operations for the three months ended March 31, 2009 and 2008:

	2009	2008
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating and other non-operating expenses	103,008	228,812
Loss from discontinued operations before other expenses and income taxes	103,008	228,812
Income tax benefit		-
Loss from discontinued operations	$103,008	$228,812

	2009	2008
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating and other non-operating expenses	1,693,830	341,743
Loss from discontinued operations before other expenses and income taxes	1,693,830	341,743
Income tax benefit	-	-
Loss from discontinued operations	$1,693,830	$341,743

 Note 6 - Inventories

Inventories consisted of the following:

	March 31, 2009	June 30, 2008
	(Unaudited)
Raw materials	$1,071,627	$2,164,138
Work-in-process	-	531,076
Packing materials	618,708	204,763
Finished goods	2,173,612	1,006,197
Total	$3,863,947	$3,906,174

Note 7 - Plant and equipment

Plant and equipment consisted of the following:

	March 31, 2009	June 30, 2008
	(Unaudited)
Buildings and building improvements	$12,798,376	$10,926,369
Manufacturing equipment	2,579,070	1,188,643
Office equipment and furniture	301,126	298,137
Vehicles	481,143	380,485
Total	16,159,715	12,793,634
Less: accumulated depreciation	(1,997,294)	(1,567,790)
Total	$14,162,421	$11,225,844

For the three months ended March 31, 2009 and 2008, depreciation expense amounted to approximately $174,000 and $134,000, respectively. For the nine months ended March 31, 2009 and 2008, depreciation expense amounted to approximately $464,000 and $375,000, respectively.

Note 8 - Intangible assets

Intangible assets consisted of the following:

	March 31, 2009	June 30, 2008
	(Unaudited)
Land use rights	$11,245,939	$9,930,157
Patents	4,937,050	539,830
Customer lists and customer relationships	1,123,580	-
Trade secrets- formulas and manufacture process know-how	1,025,500	-
Licenses	23,367	23,271
Total	18,355,436	10,493,258
Less: accumulated amortization	(950,879)	(576,457)
Total	$17,404,557	$9,916,801

The estimated amortization expense attributed to future periods is as follows:

Twelve month periods ending March 31:
2010	$1,770,693
2011	1,710,193
2012	1,691,583
2013	1,317,056
2014 and thereafter	10,915,032

Total	$17,404,557

Total amortization expense for the three months ended March 31, 2009 and 2008 amounted to approximately $225,000 and $56,000, respectively. Total amortization expense for the nine months ended March 31, 2009 and 2008 amounted to approximately $372,000 and $114,000, respectively.

Note 9 - Debt

Short term bank loan

Short term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. The Company’s short term bank loan consisted of the following:

	March 31, 2009	June 30,2008
	(Unaudited)
Loan from Bank of Communication; due December 2009 and September 2008; interest rates of 6.37 and 8.64% per annum; monthly interest payment; guaranteed by related party, Jiangbo Chinese-Western Pharmacy.	$2,197,500	$2,772,100
Total	$2,197,500	$2,772,100

Interest expense amounted to approximately $22,000 and $126,000 for the three months ended March 31, 2009 and 2008, respectively. Interest expense related to the short term bank loans amounted to approximately $81,000 and $371,000 for nine months ended March 31, 2009 and 2008, respectively.

Notes Payable

Notes payable represent amounts due to a bank which are normally secured and are typically renewed. All notes payable are secured by the Company’s restricted cash. The Company’s notes payables consist of the following:

	March 31, 2009	June 30, 2008
	(Unaudited)
Commercial Bank, various amounts, due from April 2009 to September 2009	$3,713,775	$5,843,295
Total	$3,713,775	$5,843,295

Note 10 - Related party transactions

Accounts receivable - related parties

The Company is engaged in business activities with three related parties, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd, and Yantai Jiangbo Pharmaceuticals Co., Ltd. The Company’s Chief Executive Officer and other majority shareholders have 100% ownership of these entities. At March 31, 2009 and June 30, 2008, accounts receivable from sales of the Company’s products to these related entities were $187,766 and $673,808, respectively. Accounts receivable due from related parties are receivable in cash and due within three to six months. For the three months ended March 31 2008, the Company recorded net revenues of approximately $1,869,000, from sales to these related parties. For the three months ended March 31, 2009, the Company did not make any sales to these related parties.  For the nine months ended March 31, 2009 and 2008, the Company recorded net revenues of $243,943 and $4,611,849, respectively, from sales to related parties.

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy.  For the three months ended March 31, 2009 and 2008, the Company recorded other income of approximately $77,000 and $27,000 from leasing the two aforementioned buildings.  For the nine months ended March 31, 2009 and 2008, the Company recorded other income of $313,000 and $81,000 from leasing the two buildings to this related party.  As of March 31, 2009, amounts due from this related party was $317,412.  As of June 30, 2008, there were no amounts due from this related party.

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.  Other payable - related parties consisted of the following:

	March 31,	June 30,
	2009	2008
	(Unaudited)
Payable to Wubo Cao, Chief Executive Officer and Chairman of the Board	$145,436	$281,137

Payable to Haibo Xu, Chief Operating Officer and Director	16,888	43,835

Payable to Elsa Sung, Chief Financial Officer	11,842	-	-

Payable to John Wang, Director	2,500	-

Total other payable - related parties	$176,666	$324,972

Note 11 - Concentration of major customers, suppliers, and products

For the three months ended March 31, 2009 and 2008, three products accounted for 89% and 95% of the Company’s total sales. For the nine months ended March 31, 2009 and 2008, three products accounted for 93% and 95%, respectively, of the Company’s total sales.

Five largest customers accounted for approximately 37% and 19% of the Company’s sales for the three months ended March 31, 2009 and 2008, respectively, and 22% and 21% of the Company's sales for the nine months ended March 31, 2009 and 2008, respectively. These five customers represent 16% and 11.8% of the Company's total accounts receivable as of March 31, 2009 and June 30, 2008, respectively.

Five suppliers accounted for approximately 33% and 71% of the Company’s purchases for the three months ended March 31, 2009 and 2008, respectively, and 56% and 61%, of the Company's purchases for the nine months ended March 31, 2009 and 2008, respectively, and. These five suppliers represent 62% and 63.8% of the Company's total accounts payable as of March 31, 2009 and June 30, 2008, respectively.

Note 12 - Taxes payable

The Company is subject to U.S. federal income taxes at a tax rate of 34%. No provision for U.S. income taxes has been made as the Company had no U.S. taxable income during the three months and nine months ended March 31, 2009 and 2008.

The Company’s wholly-owned subsidiaries Karmoya and Union Well were incorporated in the British Virgin Islands and the Cayman Islands, respectively, and under the current laws of the BVI and the Cayman Islands, the two entities are not subject to income taxes.

Prior to January 1, 2008, companies established in the PRC were generally subject to an enterprise income tax ("EIT") rate of 33%, which included a 30% state income tax and a 3% local income tax. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law ("EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and Foreign Investment Enterprises (“FIEs”), unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning on January 1, 2008.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25%. Laiyang Jiangbo and GJBT were subject to 25% income tax rate since January 1, 2008, and 33% income tax rate prior to January 1, 2008.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the nine months ended March 31, 2009 and 2008:

	2009	2008
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S	(34.0)%	(34.0)%
China income taxes	25.0%	30.2%
Total provision for income taxes	25.0%	30.2%
Taxes payable are as follows:

	March 31,	June 30,
	2009	2008
	(Unaudited)
Value added taxes	$1,861,558	$83,775
Income taxes	3,274,367	62,733
Other taxes	140,765	19,925
Total	$5,276,690	$166,433

Note 13- Convertible Debt

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

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debentures. For the three months ended March 31, 2009 and 2008, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $29,533 and $29,534, respectively.  For the nine months ended March 31, 2009 and 2008, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $88,602 and $47,583, respectively. The remaining balance of unamortized debt issuance costs of the November 2007 Purchase Agreement at March 31, 2009 and June 30, 2008 was $188,689 and $277,291,   respectively. The amortization of debt discounts was $219,362 and $88,615 for the three months ended March 31, 2009 and 2008, respectively. The amortization of debt discounts was $539,278 and $434,006 for the nine months ended March 31, 2009 and 2008, respectively. These amounts have been included in interest expense on the accompanying consolidated statements of income. The balance of the unamortized debt discount was $3,915,362 and $4,454,641 at March 31, 2009 and June 30, 2008, respectively.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $10, the secured convertible debt was not a derivative instrument.

The November 2007 Debenture bears interest at the rate of 6% per annum, payable in semi-annual installments on May 31 and November 30 of each year, with the first interest payment due on May 31, 2008. The initial conversion price (“November 2007 Conversion Price”) of the November 2007 Debentures is $10 per share. If the Company issues common stock at a price that is less than the effective November 2007 Conversion Price, or common stock equivalents with an exercise or conversion price less than the then effective November 2007 Conversion Price, the November 2007 Conversion Price of the November 2007 Debenture and the exercise price of the warrants will be reduced to such price. In connection with the May 2008 financing, the November 2007 Debenture conversion price was subsequently adjusted to $8.00 per share (Post 40-to-1 reverse split). The November 2007 Debenture may not be prepaid without the prior written consent of the Holder, as defined. In connection with the Offering, the Company placed in escrow 500,000 shares of common stock issued by the Company in the name of the escrow agent. In the event the Company’s consolidated Net Income Per Share (as defined in the November 2007 Purchase Agreement), for the year ended June 30, 2008, is less than $1.52, the escrow agent shall deliver the 500,000 shares to the November 2007 Investor. The Company determined that its fiscal year 2008 Net Income Per Share met the required amount and no shares were delivered to the November 2007 Investor.

Pursuant to the November 2007 Purchase Agreement, the Company entered into a Registration Rights Agreement. In accordance with the Registration Rights Agreement, the Company must file on each Filing Date (as defined in the Registration Rights Agreement) a registration statement to register the portion of the Registrable Securities (as defined therein) as permitted by the Securities and Exchange Commission’s (“SEC”) guidance. The initial registration statement must be filed within 90 days of the closing date and declared effective within 180 days following such closing date. Any subsequent registration statements that are required to be filed on the earliest practical date on which the Company is permitted by the SEC’s guidance to file such additional registration statements, these statements must be effective 90 days following the date on which it is required to be filed. In the event that the registration statement is not timely filed or declared effective, the Company will be required to pay liquidated damages. Such liquidated damages shall be, at the investor’s option, either $1,643.83 or 164 shares of common stock per day that the registration statement is not timely filed or declared effective as required pursuant to the Registration Rights Agreement, subject to an amount of liquidated damages not exceeding either $600,000, and 60,000 shares of common stock, or a combination thereof based upon 12% liquidated damages in the aggregate. In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments," which was effective immediately. FSP EITF 00-19-2 amended EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to SFAS 5, “Accounting for Contingencies,” rather than at fair value. The November 2007 Investor has subsequently agreed to allow the Company to file the November 2007 registration statement in conjunction with the Company’s financing in May 2008 and, as such, no liquidated damages were incurred for the year ended June 30, 2008.

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

The May 2008 Notes are due May 30, 2011, and are convertible into shares of the Company’s common stock at a conversion price equal to $8 per share, subject to adjustment pursuant to customary anti-dilution provisions and automatic downward adjustments in the event of certain sales or issuances by the Company of common stock at a price per share less than $8. Interest on the outstanding principal balance of the May 2008 Notes is 6% per annum, payable in semi-annual installments on November 30 and May 30 of each year, with the first interest payment due on November 30, 2008. At any time after the issuance of the May 2008 Note, any May 2008 Investor may convert its May 2008 Note, in whole or in part, into shares of the Company’s common stock, provided that such May 2008 Investor shall not effect any conversion if immediately after such conversion, such May 2008 Investor and its affiliates would, in the aggregate, beneficially own more than 9.99% of the Company’s outstanding common stock. The May 2008 Notes are convertible at the option of the Company if the following four conditions are met: (i) effectiveness of a registration statement with respect to the shares of the Company’s common stock underlying the May 2008 Notes and the May 2008 Warrants; (ii) the Volume Weighted Average Price (“VWAP” of the common stock has been equal to or greater than 250% of the conversion price, as adjusted, for 20 consecutive trading days on its principal trading market; (iii) the average dollar trading volume of the common stock exceeds $500,000 on its principal trading market for the same 20 days; and (iv) the Company achieves 2008 Guaranteed EBT (as hereinafter defined) and 2009 Guaranteed EBT (as hereinafter defined). A holder of a May 2008 Note may require the Company to redeem all or a portion of such May 2008 Note for cash at a redemption price as set forth in the May 2008 Notes, in the event of a change in control of the Company, an event of default or if any governmental agency in the PRC challenges or takes action that would adversely affect the transactions contemplated by the Securities Purchase Agreement. The May 2008 Warrants are exercisable for a five-year period beginning on May 30, 2008, at an initial exercise price of $10 per share.

The Company evaluated the application of EITF 98-5, and EITF 00-27and concluded that the convertible debenture has a beneficial conversion feature.  The Company estimated the intrinsic value of the beneficial conversion feature of the May 2008 Note at $19,111,323. The fair value of the warrants was estimated at $10,888,677. The two amounts are recorded together as debt discount and amortized using the effective interest method over the three-year term of the debentures.

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

In connection with the private placement, the Company paid the placement agents a fee of $1,500,000 and incurred other expenses of $186,500, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debenture. During the three months and nine months ended March 31, 2009, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $140,541 and $421,625, respectively. The remaining balance of unamortized debt issuance costs of the May 2008 Purchase Agreement at March 31, 2009 was $1,218,028. The amortization of debt discounts was $813,929 and $2,140,247 for the three months and nine months ended March 31, 2009, respectively, which have been included in interest expense on the accompanying consolidated statements of income. The balance of the unamortized debt discount was $25,905,069 and $28,045,316 at March 31, 2009 and June 30, 2008, respectively.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meets the definition of derivatives under SFAS 133 and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $8 per share, the secured convertible debt was not a derivative instrument.

In connection with the May 2008 Financing, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”) dated May 30, 2008, with the May 2008 Investors and Loeb & Loeb LLP, as Escrow Agent, pursuant to which $4,000,000 of the May 2008 Purchase Price was deposited into an escrow account with the Escrow Agent at the closing of the financing. Pursuant to the terms of the Holdback Escrow Agreement, (i) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than 120 days following the closing of the financing of an obligation that the board of directors be comprised of at least five members (at least two of whom are to be fluent English speakers who possess necessary experience to serve as a director of a public company), a majority of whom will be independent directors acceptable to Pope and (ii) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than six months following the closing of the financing of an obligation to hire a qualified full-time chief financial officer (as defined in the May 2008 Securities Purchase Agreement). In the event that either or both of these obligations were not so satisfied, the applicable portion of the escrowed funds will be released pro rata to the May 2008 Investors. The Company has satisfied both of these requirements and all of the holdback money has been released to the Company.

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

During the nine months ended March 31, 2009, the Company issued 20,000 shares of its common stock upon conversion of $160,000 convertible debt.

The above two convertible debenture liabilities are as follows:
	March 31, 2009 (Unaudited)	June 30, 2008

November 2007 convertible debenture note payable	$5,000,000	$5,000,000
May 2008 convertible debenture note payable	29,840,000	30,000,000
Total convertible debenture note payable	34,840,000	35,000,000
Less: Unamortized discount on November 2007 convertible debenture note payable	(3,915,362)	(4,454,641)
Less: Unamortized discount on May 2008 convertible debenture note payable	(25,905,069)	(28,045,316)
Convertible debentures, net	$5,019,569	$2,500,043

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

In July 2008, in connection with the settlement (see Note 20) with Mr. Fernando Praca (Fernando Praca, Plaintiff vs. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida), the Company cancelled 2,500 shares of its common stock (post 40-to-1 reverse split) and the cancelled shares were valued at fair market value on the date of cancellation at $8 per share or $20,000 in total, based on the trading price of the common stock. For the nine months ended March 31, 2009, the Company recorded settlement income of $20,000 related to this settlement.

In July 2008, the Company issued 2,500 shares of common stock to two of the Company’s current and former directors as part of their compensation for services. The Company valued these shares at the fair market value on the date of grant of $8 per share, or $20,000 in total, based on the trading price of common stock (post 40-to-1 reverse split). In September 2008, the Company issued 2,500 shares of common stock to two of the Company’s current and ex-directors as part of compensation for services. The Company valued these shares at the fair market value on the date of grant of $9 per share, or $22,500 in total, based on the trading price of common stock (post 40-to-1 reverse split).

In December 2008, the Company issued 20,000 shares of its common stock in connection with the conversion of $160,000 of convertible debt. In connection with the conversion, the Company recorded $145,524 interest expense to fully amortize the unamortized discount related to the converted dentures.

In November 2008, the Board of the Directors of the Company authorized a share buyback program to purchase the Company’s common stock in the open market with a $2,000,000 limitation. As of March 31, 2009, the Company has not purchased any shares in the open market.

In January 2009, in connection with the Hongrui acquisition, the Company recorded 643,651 shares of Jiangbo’s common stock issuable  to Shandong Traditional Chinese Medicine College as part of the consideration for acquisition.  The fair value of the common stock of $4.035 per share was based on the weighted average trading price of 5 days prior to the date of the acquisition, and amounted to $2,597,132.

In May 2009, in connection with the Company’s name change to Jiangbo Pharmaceuticals, Inc., the Company changed the trading symbol for its common stock to “JGBO.”  This change in trading symbol became effective on May 12, 2009.

Registered capital contribution receivable

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown in capital contribution receivable on the accompanying consolidated financial statements. As part of its agreements with shareholders, the Company was to receive the entire $10,000 in October 2007. As of March 31, 2009, the Company has not received the $10,000.

Union Well was established with a registered capital of $1,000. In connection with Karmoya’s acquisition of Union Well, the registered capital of $1,000 is reflected as capital contribution receivable on the accompanying consolidated financial statements. The $1,000 was due in October 2007, however, as of March 31, 2009, the Company has not received the $1,000.

PRC laws require the owner of a WOFE to contribute at least 15% of the registered capital within 90 days of its business license issuance date and the remaining balance is required to be contributed within two years of the business license issuance date. In June 2008, the PRC government approved GJBT to increase its registered capital from $12,000,000 to $30,000,000. By June 30, 2008, the Company had funded GJBT the entire registered capital required in accordance with PRC laws. In August 2008, the PRC government approved GJBT to increase its registered capital from $30,000,000 to $59,800,000. The PRC laws require Union Well, the 100% owner of GJBT to contribute at least 20% of the registered capital within 30 days of the approval, and the remaining balance is required to be contributed within two years of the approval date. In August 2008, GJBT received additional registered capital in the amount of approximately $1,966,000. As of March 31, 2009, the Company has not received the remaining contribution receivable in the amount of $27,845,000. If the remaining contribution receivable cannot be received by August 2010, the Company may be required to reduce its registered capital or apply to extend the registered capital due date with the government.

Note 15 - Warrants

In connection with the May 2008 financing, the exercise price of outstanding warrants issued in 2004 to purchase 74,085 shares of common stock was reduced to $8 per share. The 2004 warrants contain full ratchet anti-dilution provisions to the exercise price, in which due to the Company’s May 2008 Financing, resulted in the 2004 warrants to be exercisable at $8 per share. The provisions of the 2004 warrants, which result in the reduction of the exercise price, remain in place. The 74,085 shares of warrants were fully expired as of March 31, 2009.

In connection with the $5,000,000 November 2007 Convertible Debentures, 6% convertible subordinated debentures note, the Company issued a three-year warrant to purchase 250,000 shares of common stock, at an exercise price of $12.80 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of three years, (3) expected volatility of 197%, and (4) zero expected dividends. In connection with the May 2008 Financing, the exercise price of outstanding warrants issued in November 2007 was reduced to $8 per share and the total number of warrants to purchase common stock was increased to 400,000.

In connection with the $30,000,000 May 2008 Convertible Debentures, the Company issued a five-year warrant to purchase 1,875,000 shares of common stock, at an exercise price of $10 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of five years, (3) expected volatility of 95%, and (4) zero expected dividends.

On February 15, 2009, the Company granted 40,000 stock warrants to a consultant at an exercise price of $6.00 per share exercisable for a period of three years. The warrants fully vest on July 15, 2009.  The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) risk-free interest rate at the date of grant (1.83%), (2) expected warrant life of three years, (3) expected volatility of 106%, and (4) zero expected dividends. In connection with these warrants, the Company recorded stock-based deferred compensation of $123,908 for the three months and nine months ended March 31, 2009.

A summary of the warrants as of March 31, 2009, and changes during the period are presented below:

Number of warrants
Outstanding as of June 30, 2007	74,085
Granted	2,275,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	2,349,085
Granted	40,000
Forfeited	(74,085)
Exercised	-
Outstanding as of March 31, 2009	2,315,000
The following is a summary of the status of warrants outstanding at March 31, 2009:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life (Years)
$6.00	40,000	2.88
$8.00	400,000	3.61
$10.00	1,875,000	4.17
Total	2,315,000

The Company had 2,315,000 warrants outstanding and exercisable at an average exercise price of $9.59 per share as of March 31, 2009.

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

On June 10, 2008, 7,500 options were granted and the fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

					Grant Date
	Expected	Expected	Dividend	Risk Free	Average Fair
	Life	Volatility	Yield	Interest Rate	Value
Current officer	5 years	95%	0%	2.51%	$8.00

As of March 31, 2009, of the 7,500 options held by the Company’s executives, directors, and employees, 3,750 were vested.

The following is a summary of the option activity:

Number of options
Outstanding as of June 30, 2007	194,436
Granted	7,500
Forfeited	(23,536)
Exercised	(37,500)
Outstanding as of June 30, 2008	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2009	140,900

 Following is a summary of the status of options outstanding at March 31, 2009:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average exercise price	Number	Weighted average exercise price
$4.20	133,400	1.75	$4.20	133,400	$4.20
12.00	2,000	4.25	12.00	2,000	12.00
16.00	1,750	4.25	16.00	1,750	16.00
20.00	1,875	4.25	-	-	-
24.00	1,875	4.25	-	-	-
$4.93	140,900		$-	137,150	$4.46

For the three months and nine months ended March 31, 2009, the Company recorded stock-based compensation expense of approximately $9,000 and $43,000.  As of March 31, 2009, there was approximately $149,000 of total unrecognized compensation expense related to non vested share-based compensation arrangements. That cost is expected to be recognized over a period of eight months.

Note 17 - Employee pension

The employee pension in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the three months ended March 31, 2009 and 2008, the Company made pension contributions in the amount of $37,003 and $9,337, respectively.  For the nine months ended March 31, 2009 and 2008, the Company made pension contributions in the amount of $109,466 and $25,061, respectively.

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

Pursuant to the Company's articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to 50% of the Company’s registered capital. For the nine month ended March 31, 2008, the Company appropriated to the statutory surplus reserve in the amount $1,582,820. The Company’s statutory surplus reserve has reached 50% of its registered capital as of June 30, 2008, as such, no additional reserve was recorded during the nine months period ended March 31, 2009.

Note 19 - Accumulated other comprehensive income

The components of accumulated other comprehensive income is as follows:

Balance, June 30, 2008	$7,700,905
Foreign currency translation gain	378,284
Unrealized loss on marketable securities	(2,147,642)
Balance, March 31, 2009 (unaudited)	$5,931,547

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

In November 2007, the Company entered into a five year CRADA with a research institute. Under this CRADA, the institute is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the research institute will also provide technical services and training to the Company.  As part of the CRADA, the Company will pay approximately $880,000 (RMB 6,000,000) to the institute annually.  The Company will have the primary ownership of the designated research and development project results. As of March 31, 2009, the Company’s future estimated payments to this CRADA amounted to approximately $8,500,000.

For the three months ended March 31, 2009 and 2008, approximately $1,099,000 and $968,000, respectively, was incurred as research and development expenses. For the nine months ended March 31, 2009 and 2008, approximately $3,295,000 and $2,170,000, respectively, was incurred as research and development expenses.

Legal proceedings

The Company is involved in various legal matters arising in the ordinary course of business. The following summarizes the Company’s pending and settled legal proceedings:

Fernando Praca, Plaintiff vs. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Circuit Court of the 15 th Judicial Circuit in and for Palm Beach County, Florida

Fernando Praca, former Director and former President of the Company’s discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and the Company in June 2005 relating to damages arising from the sale of Extrema LLC to Genesis Technology Group, Inc. Fernando Praca had filed a Motion of Temporary Injunction but had not proceeded to move this case forward. The plaintiff has decided to reinitiate the legal action in March 2008. In July 2008, the Company and Fernando Praca entered into a Settlement Agreement whereby Fernando Praca agreed to dismiss this action against the Company and to surrender to the Company for cancellation, 100,000 shares of common stock in the Company held by him. The Company agreed to provide Fernando Praca with a legal opinion of its counsel removing the restrictive legend on the 1,269,607 shares of common stock held by Fernando Praca.  This matter was settled in July 2008.  (See Note 14.)

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

The Company subsequently filed counter claims in reference to the aforementioned allegations of breach of contract. In February 2009, the Company was notified by the arbitration panel of American Arbitration Association (the “Panel”) that the Panel awarded CRG and CRGP jointly, a net total of $ 980,070 (the “Award”) to be paid by the Company on or before February 27, 2009. Once the Award is satisfied, CRG and CRGP would have no further claims against the Company’s common stock or other property that were the subject of the arbitration. The amount has been charged to operations for the nine months ended March 31, 2009, and is included in liabilities assumed from reorganization as of March 31, 2009. At March 31, 2009, the award has not been paid and the Company is in the process of appealing the case.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) for Jiangbo Pharmaceuticals, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or “Jiangbo” or the “Company” means Jiangbo Pharmaceuticals, Inc. and its subsidiaries.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of Jiangbo Pharmaceuticals, Inc. for the three months and nine  months ended March 31, 2009 and 2008 should be read in conjunction with Jiangbo’ financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, and Cautionary Notice Regarding Forward-Looking Statements in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We were incorporated on August 15, 2001, in the State of Florida under the name Genesis Technology Group, Inc. On October 12, 2001, we consummated a merger with NewAgeCities.com, an Idaho public corporation formed in 1969. We were the surviving entity after the merger.  On October 12, 2007, the Company’s corporate name was changed to Genesis Pharmaceuticals Enterprises, Inc.

Pursuant to a Certificate of Amendment to our Amended and Restated Articles of Incorporation filed with the Department of State of the State of Florida which took effect as of April 16, 2009, our name was changed from "Genesis Pharmaceuticals Enterprises, Inc." to "Jiangbo Pharmaceuticals, Inc." (the "Corporate Name Change").  The Corporate Name Change was approved and authorized by our Board of Directors as well as our holders of a majority of the outstanding shares of voting stock by written consent.

As a result of the Corporate Name Change, our stock symbol changed to "JGBO" with the opening of trading on May 12, 2009 on the OTCBB.

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

RESULTS OF OPERATIONS

Comparison of three months and nine months ended March 31, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of total sales (in thousands, except percentage):

	Three Months Ended					Nine Months Ended
	March 31,					March 31,
	2009		% of Revenue	2008	% of Revenue	2009	% of Revenue	2008	% of Revenue
SALES	$25,726		100.00%	$26,231	93.35%	$85,991	99.72%	$66,648	93.53%

SALES- RELATED PARTY	-		-%	1,869	6.65%	244	0.28%	4,612	6.47%

COST OF SALES	6,854		26.64%	5,896	20.98%	19,705	22.85%	16,626	23.33%

COST OF SALES- RELATED PARTIES		-	-%	442	1.57%	55	0.06%	1,118	1.57%

GROSS PROFIT	18,872		73.36%	21,762	77.44%	66,476	77.09%	53,516	75.10%

RESEARCH AND DEVELOPMENT	1,099		4.27%	968	3.44%	3,295	3.82%	2,170	3.05%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,477		17.40%	12,136	43.19%	31,112	36.07%	29,269	41.07%

INCOME FROM OPERATIONS	13,296		51.68%	8,658	30.81%	32,069	37.19%	22,076	30.98%

OTHER EXPENSES	1,137		4.42%	1,972	7.02%	6,587	7.65%	2,404	3.37%

INCOME BEFORE PROVISION FOR INCOME TAXES	12,159		47.26%	6,686	23.79%	25,482	29.55%	19,672	27.61%

PROVISION FOR INCOME TAXES	3,303		12.84%	2,211	7.87%	8,093	9.38%	6,809	9.55%

NET INCOME	8,856		34.42%	4,475	15.93%	17,389	20.16%	12,863	18.05%

OTHER COMPREHENSIVE INCOME (LOSS)	(401)		(1.56)%	1,690	6.02%	(1,770)	(2.05)%	4,777	6.70%

COMPREHENSIVE INCOME	8,455		32.87%	6,165	21.94%	15,619	18.11%	17,640	24.75%

REVENUES. During the nine months ended March 31, 2009, we had revenues of $86.2 million as compared to revenues of $71.3 million for the nine months ended March 31, 2008, an increase of $15.0 million or approximately 21.0%. Our revenues include sales to related parties of $0.2 million for the nine months ended March 31, 2009, as compared to $4.6 million for the nine months ended March 31, 2008, a decrease of $4.4 million or approximately 94.7%. For the three months ended March 31, 2009, we had revenues of $25.7 million as compared to revenues of $26.2 million for the three months ended March 31, 2008, a decrease of $0.5 million or 1.9%.  For the three months ended March 31, 2009, we did not have any revenues from related party as compared to $1.9 million for the three months ended March 31, 2008, a decrease of $1.9 million or 100%. While the quantities sold for Clarithromycin Sustained-released Tablets and Baobaole chewable tables increased in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, the decrease in the total revenue was primarily attributable to the decrease of the per unit price by average of  26% for Clarithromycin Sustained-released tablets,  Itopride Hydrochloride granules and Baobaole chewable tables,  beginning in January 2009. The three products accounted for approximately 88.6 % of our total revenue for the three months ended March 31, 2009. In January 2009 ,we restructured our distribution and sales system to sell our products primarily through 28 large independent regional distributors and  lowered the per unit prices of the three major products to the distributors; at the same time, we reduce the commission paid to our sales representatives on those products to approximately 5%. The decrease in the revenue generated from the three major products were partially offset by the increase in  revenue from Radix Isatidis Dispersible tablets and other products we acquired in the Hongrui acquisition in January 2009. The increase in revenue for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008 was primarily due to the increase in sales volume of Baobaole chewable tables and the new product, Radix Isatidis Dispersible Tablets released in the second quarter of fiscal year 2009. We believe that our product sales quantity will continue to grow in remainder of fiscal year 2009 as the market demand for our major products continues to be strong and we have recently launched three products, Yi Mu Cao Gao (a motherwort herb electuary sticky syrup), Gan Mao Zhi Ke Ke Li (an antipyretic and antitussive granule), and Kang Gu Sui Yan Pian (an osteomyelitis treatment tablet) that we acquired from Hongrui under our own brand name.

COST OF SALES. Cost of sales for the nine months ended March 31, 2009 increased $2.0 million or 11.4%, from $ 17.7 million for the nine months ended March 31, 2008 to $19.8 million for the nine months ended March 31, 2009. Cost of sales for the three months ended March 31, 2009 increased $0.5 million or 8.1% from $6.3 million for the three months ended March 31, 2008 to $6.9 million for the three months ended March 31, 2009. The increase in cost of sales as a percentage of net revenue for the three months ended March 31, 2009, approximately 26.6%, as compared to the three months ended March 31, 2008, approximately 22.6%, was primarily attributable to the decrease in the per unit price mentioned above. The decrease in cost of sales as a percentage of net revenues for the nine months ended March 31, 2009, approximately 22.9% as compared to the nine months ended March 31, 2008, approximately 24.9% was primarily attributable to more sales being generated from products with higher- profit- margins, including highly profitable new products Itopride Hydrochloride Granules, Baobaole chewable tablets and Radix Isatidis Dispersible Tablets and our ability to properly manage raw material purchase prices and partially offset by the lower unit price for the three months ended March 31, 2009 for the three major products.

GROSS PROFIT. Gross profit was $66.5 million for the nine months ended March 31, 2009 as compared to $53.5 million for the nine months ended March 31, 2008, representing gross margins of approximately 77.1 % and 75.1%, respectively. Gross profit was $18.9 million for the three months ended March 31, 2009 as compared to $21.8 million for the three months ended March 31, 2008, representing gross margins of approximately 73.4% and 77.5%, respectively. The increase in our gross profits for the nine months ended March 31, 2009 was mainly due to the higher volume of sales with higher margin products and partially offset by the lower unit price for the three months ended March 31, 2009 for the three major products. The decrease in the gross profit for the three month ended March 31, 2009 was primarily due to the lower unit price charged as a result of sales net work restructure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $31.1 million for the nine months ended March 31, 2009, as compared to $ 29.3 million for the nine months ended March 31, 2008, an increase of $1.8 million or approximately 6.3%.  Selling, general and administrative expenses totaled $4.5 million for the three months ended March 31, 2009, as compared to $ 12.1 million for the three months ended March 31, 2008, a decrease of $7.7 million or approximately  63.1%  as summarized below ($ in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Advertisement, marketing and promotion	$1,400	$3,303	$7,235	$9,043
Travel and entertainment - sales related	129	440	1,441	1,057
Salaries, wages, commissions and related benefits	2,022	7,522	19,860	17,043
Travel and entertainment - non sales related	41	58	171	215
Depreciation and amortization	185	126	614	311
Shipping and handling	153	11	405	253
Other	547	676	1,386	1,347
Total	$4,477	$12,136	$31,112	$29,269

The changes in these expenses during the third quarter and nine months ended March 31, 2009, as compared to the corresponding period in 2008 included the following:

•
A decrease of $1.9 million or approximately 57.6% in advertisement, marketing and promotion spending for the third quarter of fiscal year 2009 and an decrease of $1.8 million or approximately 20% for the nine months ended March 31, 2009 as compared to the corresponding period in fiscal year 2008. The decrease in advertising, marketing and promotion costs for the three and nine months period ended March 31 2009 was primarily due to less marketing and promotion spending and better managed advertising and promotional costs in fiscal year 2009.

•
Travel and entertainment - sales related expenses decreased by $0.3 million or 70.7 %  for the third quarter of fiscal year 2009 as compared to the corresponding period in fiscal year 2008 and increased by $0.4 million or 36.3% for the nine months ended March 31, 2009 as compared to the corresponding period in fiscal year 2008. The decrease in the third quarter of fiscal year 2009 was primarily due to better traveling and entertainment cost controls as well as less travel and entertainment activities incurred by our sales representatives. The increase for the nine months ended March 31, 2009  was primarily due to the increase in our sales and trade show activities related to promoting our products and establishing the distribution network for them during the first six months of fiscal year 2009.

•
Salaries, wages, commissions and related benefits decreased by 5.5 million or 73.1% during the third quarter of fiscal year 2009 as compared to the corresponding period in fiscal 2008, and increased by $2.8 million or 16.5% during the nine months ended March 31, 2009 as compared to the corresponding period of fiscal year 2008. The decrease in the third quarter of fiscal year 2009 was primarily because the significant decrease in commission paid to our sales representatives. Beginning in January 2009, we reduced the commissions paid to our sales representatives to approximately 5% for the sale of our three major products which was approximately 30% of the product sales price. The increase in the nine months period in fiscal year 2009 was primarily due to increase in commission payments as a percentage of sales to sales representatives and increase in sales volume in the first six months in fiscal year and partially offset by the decrease in the third quarter.

•
Travel and entertainment - non sales related expenses decreased slightly for the third quarter of fiscal year 2009 and the nine months ended March 31, 2009 as compared to prior year corresponding periods. The decrease was primarily due to better expense spending controls in fiscal year 2009.

•
Shipping and handling expenses increased by 0.1 million or 1291.1% during the third quarter of fiscal year 2009 and increased by $0.2 million or 60.1% during the nine months ended March 31, 2009 as compared to the corresponding periods of fiscal year 2008. The increase was primarily due to increase in fuel costs and more customers requiring us to pay for product shipping costs in fiscal 2009.

•
Depreciation and amortization expense increased by $0.06 million or 46.8% during the third quarter of fiscal year 2009 and increased by $0.3 million or 97.4% during the nine months ended March 31, 2009 as compared to the corresponding period of fiscal year 2008, primarily due to more fixed assets,, such as vehicles, and intangible assets acquired in fiscal 2009 and being depreciated and amortized.

•
Other selling, general and administrative expenses, which include professional fees, utilities, office supplies and expenses decreased by $0.1 million or 19.1% for the third quarter of fiscal year 2009 and remained materially consistent for the nine months ended March 31, 2009 as compared to the corresponding period in fiscal year 2008. The slight decrease in the third quarter of fiscal year 2009 was the result of better administrative and corporate spending controls.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of cost of materials used and salaries paid for the development of the Company’s products and fees paid to third parties, totaled $3.3 million for the nine months ended March 31, 2009, as compared to $2.2 million for the nine months ended March 31, 2008, an increase of $1.1 million or approximately 51.8%.  Research and development costs totaled $1.1 million for the three months ended March 31, 2009, as compared to $1.0 million for the three months ended March 31, 2008, an increase of $0.1 million or approximately 13.5%. The increase in research and development expenses was mainly due to two new R&D cooperative agreements being signed in the latter part of 2008. We began making monthly payments to the designated university research and development products, plus expenses incurred.

OTHER EXPENSES . Our other expenses consisted of financial expenses and non-operating expenses. We had other expenses of $6.6 million for the nine months ended March 31, 2009 as compared to other expenses $2.4 million for the nine months ended March 31, 2008, an increase of $4.2 million   or approximately 174%. For the three months ended March 31, 2009, we had other expenses of $1.1 million as compared to $2.0 million for the three months ended March 31, 2008, a decrease of $0.8 million or 42.3%. The increase for the nine months ended March 31, 2009 in net other expenses was primarily due to the increase in interest expense and amortization of debt discounts related to our financing in November 2007 and May 2008 of $4.1 million, and loss from discontinued operation of $1.7 million for the nine months ended March 31, 2009 and partially offset by the increase in other income – related parties of $0.3 million and interest income $0.4 million.

NET INCOME. Our net income for the nine months ended March 31, 2009 was $17.4 million as compared to $12.9 million for the nine months ended March 31, 2008, an increase of $4.5 million or 35.2%. The net income for the three months ended March 31, 2009 was $8.9 million as compared to $4.5 million for the three months ended March 31, 2008, an increase of $4.4 million or 97.9%.  The increase in our net income for the nine months and three months ended March 31, 2009 was primarily due to the increase in our income from operations.  Management believes that net income will continue to be strong in the remainder of fiscal year 2009 as we have completed the Hongrui acquisition and we have started generating sales from the products acquired in the acquisition. We also intend to continue to strengthen our sales efforts to gain market share for our products and control our spending.

LIQUIDITY AND CAPITAL RESOURCES

              Net cash provided by operating activities for the nine months ended March 31, 2009 was $41.1 million as compared to net cash provided by operating activities of $17.7 million for the nine months ended March 31, 2008. For the nine months ended March 31, 2009, the significant increase in cash provided by operating activities included the following: 1) increase in income from continuing operations of $5.9 million;  2) an add-back of bad debt expenses of $0.4 million; 3) an increase in add-back of  amortization on debt discount and deferred debt costs of $2.5 million; 4) a decrease in changes in accounts receivable and accounts receivable from related parties totaling $11.5 million; 5) decrease in changes in advances to suppliers and other assets of $2.0 million;  6) increase in changes  in accounts payable of $2.0  million; 7) increase changes in other payables- related parties of $0.9 million; and  7) increase in changes in customer deposit of $4.1 million, partially offset by a) the decrease in changes in other payable of $2.0 million  b) an increase in changes in liabilities assumed from reorganization of $1.2 million and c) decrease in changes in taxes payable of $5.1 million.

Net cash used in investing activities for the nine months ended March 31, 2009 of $8.5 million was mainly attributable to cash used in Hongrui acquisition of $8.6 million  and cash used in purchase of equipments of $0.1 million and offset by proceeds from sale of marketable securities of $0.2 million. Net cash used by investing activities for the nine months ended March 31, 2008 was $7.5 million attributable to payments on land use rights of $8.2 million and purchases of equipments of $0.4 million and offset by cash acquired in reverse merger of $0.5 million and proceeds from the sale of marketable securities totaling $0.6 million.

Net cash provided by financing activities was $1.4 million for the nine months ended March 31, 2009 and was primarily attributable to decrease in restricted cash of $4.1 million, proceeds from bank loans of $2.2 million and offset by decrease on notes payable of $2.2 million and the principal payments on short term bank loans of $2.8 million. Net cash used in financing activities was $7.7 million for the nine months ended March 31, 2008 and was attributable to payments on debt issuance cost of $0.4 million, payments on dividend payable of $10.5 million, payments for bank loans of $5.4 million and a in increase in notes payable of $5.4 million and offset by proceeds from bank loans of $3.3 million, proceeds from sale of common stock of $0.3 million, proceeds from issuance of convertible debt of $5 million, and increase in restricted cash of $5.4 million.

We reported a net increase in cash for the nine months ended March 31, 2009 of $34.1 million as compared to a net increase in cash of $3.8 million for the nine months ended March 31, 2008.

              We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At March 31, 2009, the majority of our liquid assets were held in the Chinese Renminbi (“RMB”) denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital requirements in the U.S. Management has been evaluating and resolving the situation. Our working capital position improved by $13.1 million to $85.6 million at March 31, 2009 from $72.5 million at June 30, 2008. This increase in working capital is primarily attributable to an increase in cash of $ 34.1 million, a decrease in notes payable of $2.1 million and a decrease in short term bank loans of $0.6 million offset by a decrease in restricted cash of $4.1 million, a decrease in investments of $1.4 million, a decrease in accounts receivables and accounts receivable - related parties totaling of $3.1 million, an increase in accounts payable of $3.2 million, an increase in customer deposit of $4.1 million, an increase in accrued liabilities of $0.6 million and an increase in liabilities assumed from reorganization of $0.5 million and an increase in taxes payable of $5.1 million.

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

Risk Factors

Interest Rates. Our exposure to market risk for changes in interest rates primarily relates to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2009, we had approximately $82.3 million in cash and cash equivalents. A hypothetical 2 % increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. All of our sales are denominated in the Chinese RMB. As a result, changes in the relative values of the U.S. dollars and the RMB affect our reported levels of revenues and profitability as the results are translated into U.S. dollars for financial reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statements of shareholders’ equity. We recorded net foreign currency gains of $ 0.4 million and $3.4 million for the nine months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, the net foreign currency gains (loss) amounted to $(0.2) million and $2.0 million, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales, denominated in RMB, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

Related Party Transactions

Accounts receivable - related parties

The Company is engaged in business activities with three related parties, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd, and Yantai Jiangbo Pharmaceuticals Co., Ltd. The Company’s Chief Executive Officer and other majority shareholders have 100% ownership of these entities. At March 31, 2009 and June 30, 2008, accounts receivable from sales of the Company’s products to these related entities were $187,766 and $673,808, respectively. Accounts receivable due from related parties are receivable in cash and due within three to six months. For the three months ended March 31 2008, the Company recorded net revenues of approximately $1,869,000, from sales to these related parties. For the three months ended March 31, 2009, the Company did not make any sales to these related parties.  For the nine months ended March 31, 2009 and 2008, the Company recorded net revenues of $243,943 and $4,611,849, respectively, from sales to related parties.

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy.  For the nine months ended March 31, 2009 and 2008, the Company recorded other income of $313,216 and $80,851 from leasing the two buildings to this related party.  For the three months ended March 31, 2009 and 2008, the Company recorded other income of $76,552 and $27,415 from leasing the two aforementioned buildings.  As of March 31, 2009 and June 30, 2008, amounts due from this related party was $317,412 and $0, respectively.

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.  Other payable - related parties consisted of the following:

	March 31,	June 30,
	2009	2008
	(Unaudited)
Payable to Wubo Cao, Chief Executive Officer and Chairman of the Board	$145,436	$281,137

Payable to Haibo Xu, Chief Operating Officer and Director	16,888	43,835

Payable to Elsa Sung, Chief Financial Officer	11,842	-	-

Payable to John Wang, Director	2,500	-

Total other payable - related parties	$176,666	$324,972

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our critical accounting policies and estimates present an analysis of the uncertainties involved in applying a principle, while the accounting policies note to the financial statements (Note 2) describe the method us e d to apply the accounting principle.

Recent Accounting Pronouncements

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“ EITF 07-5” ). This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“ SFAS 133” ) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company ’s own stock and (b) classified in stockholders ’ equity in the statement   of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer ’ s own stock and thus able t o qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominate d is US dollars will be required to be carried as a liability and marked to market each reporting period.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP 157-3 on the Company’s consolidated financial.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP 157-4 shall be applied prospectively with retrospective application not permitted. FSP 157-4 shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP 157-4 must also early adopt FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP 107-1 and 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP 115-2 and 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP 115-2 and 124-2. FSP 115-2 amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4. Also, if an entity elects to early adopt either FSP 157-4 or FSP 107-1 and 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

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

 2.   Lack of internal audit function -The Company lacks qualified resources to perform the internal audit functions properly, which resulted in the inability to prevent and detect control lapses and errors in the accounting of certain key areas such as revenue recognition, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the Company. In addition, the scope and effectiveness of the internal audit function are yet to be developed.

In order to correct the foregoing deficiencies, we have taken the following remediation actions:

1. We have started training our internal accounting staff on US GAAP and financial reporting requirements. Additionally, we are also taking steps to hire additional accounting personnel to ensure we have adequate resources to meet the requirements of segregation of duties.

2.   We plan on involving both internal accounting and operations personnel and outside consultants with US GAAP technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction. During the nine months ended March 31, 2009, our senior management has started interviewing and selecting outside internal control consultants. In December 2008, we engaged a reputable independent accounting firm as internal control consultants to provide advice and assistance on improving our internal controls. The internal control consultants have began working with our internal audit department to implement new policies and procedures within the financial reporting process with adequate review and approval procedures.

3.   We have continued to evaluate the internal audit function in relation to the Company’s financial resources and requirements. During the nine months ended March 31, 2009, we have established an internal audit department and the department has started evaluating the Company’s current internal control over financial reporting process. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to insure that the foregoing do not become material weaknesses. We plan to fully implement the above remediation plan by December 31, 2009.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

(b)     Changes in internal controls over financial reporting . During the nine months covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1.   Legal Proceedings

The Company is involved in various legal matters arising in the ordinary course of business. After taking into consideration the Company’s legal counsel’s evaluation of such matters, the Company’s management is of the opinion that the outcome of these matters will not have a significant effect on the Company’s consolidated financial position as of March 31, 2009.

The following summarizes the Company’s pending and settled legal proceedings as of March 31, 2009:

Fernando Praca, Plaintiff vs. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Circuit Court of the 15 th Judicial Circuit in and for Palm Beach County, Florida

Fernando Praca, former Director and former President of the Company’s discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and the Company in June 2005 relating to damages arising from the sale of Extrema LLC to Genesis Technology Group, Inc. Fernando Praca had filed a Motion of Temporary Injunction but had not proceeded to move this case forward. The plaintiff  decided to reinitiate the legal action in March 2008. In July 2008, the Company and Fernando Praca entered into a Settlement Agreement whereby Fernando Praca agreed to dismiss this action against the Company and to surrender to the Company for cancellation, 100,000 shares of common stock in the Company held by him. The Company agreed to provide Fernando Praca with a legal opinion of its counsel removing the restrictive legend on the 1,269,607 shares of common stock held by Fernando Praca. In July,  2008, this matter was  settled.

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

The Company subsequently filed counter claims in reference to the aforementioned allegations of breach of contract. In February 2009, the Company was notified by the arbitration panel of American Arbitration Association (the “Panel”) that the Panel awarded CRG and CRGP jointly, a net total of $ 980,070 (the “Award”) to be paid by the Company on or before February 27, 2009. Once the Award is satisfied, CRG and CRGP would have no further claims against the Company’s common stock or other property that were the subject of the arbitration. The amount has been charged to operations for the nine months ended March 31, 2009, and is included in liabilities assumed from reorganization as of March 31, 2009. At March 31, 2009, the award has not been paid and the Company is in the process of appealing the case.

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

In February 2009, the Company received a written notice from AAA that CW II had withdrawn the arbitration without prejudice.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008, we issued 2,500 shares of restricted common stock as compensation to two of our former and current directors. We valued the shares at the fair market value on the date of the grant at $8 per share or $20,000 in total. We recorded related stock-based compensation expenses of $16,667 and deferred compensation of $3,333 for the nine months ended March 31, 2009, accordingly. The shares were issued to accredited investors, without any general solicitation and, accordingly, were exempt from Securities Act registration pursuant to Section 4(2) thereof.

In September 2008, we issued 2,500 shares of restricted common stock to two of our former and current directors for director compensation. We valued these common shares at the fair market value on the date of the grant at $9 per share or $22,500 in total. We recorded related stock-based compensation expenses of $17,813 and deferred compensation of $4,687 for the nine months ended March 31, 2009, accordingly. The shares were issued to accredited investors, without any general solicitation and, accordingly, were exempt from Securities Act registration pursuant to Section 4(2) thereof.

In December 2008, the Company issued 20,000 shares of its common stock in connection with the conversion of $160,000 of convertible debt relating to the debt financing. As a result of the conversion, the Company recorded $145,524 interest expense to fully amortize the unamortized discount related to the converted dentures.

In November 2008, the Board of the Directors of the Company authorized a share buyback program to purchase the Company’s common stock in the open market with a $2,000,000 limitation. As of March 31, 2009, the Company has not purchased any shares in the open market.

In January 2009, in connection with the Hongrui acquisition, the Company recorded 643,651 shares of Jiangbo’s common stock issuable  to Shandong Traditional Chinese Medicine College as part of the consideration for acquisition.  The fair value of the common stock of $4.035 per share was based on the weighted average trading price of 5 days prior to the date of the acquisition, and amounted to $2,597,132.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5.   Other Information.

None.

Item 6. Exhibits

No.	Description
10.1
Unofficial Summary Translation of the Supplemental Assets Transfer Contract dated as of February 10, 2009 by and among Laiyang Jiangbo Pharmaceutical Co., Ltd., Shandong Traditional Chinese Medicine College and Shandong Hongrui Pharmaceutical Factory, a wholly owned subsidiary of Medicine College

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

JIANGBO PHARMACEUTICALS, INC.

Date: May 15, 2009	By:	/s/ Cao Wubo
Cao Wubo
Chief Executive Officer and President