Form 10-K
period 2009-06-30
Jiangbo Pharmaceuticals, Inc.
filed 2009-09-28
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-86347

JIANGBO PHARMACEUTICALS, INC.
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on December 31, 2008 as reported on the OTC Bulletin Board was approximately $18.2 million (4,844,009 shares at $3.75). Approximately 4,880,460 shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock on September 24, 2009 was 11,142,046.

TABLE OF CONTENTS

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

When used in this annual report, the terms the "Company," "Jiangbo," "JGBO," "we," "us," "our," and similar terms refer to Jiangbo Pharmaceuticals, Inc., a Florida corporation, and our subsidiaries. The information which appears on our website www.jiangbopharma.com is not part of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Jiangbo Pharmaceuticals, Inc. is a holding company incorporated in Florida with its principal place of business in the People’s Republic of China (the “PRC”). We operate, control and beneficially own the pharmaceutical business of Laiyang Jiangbo. Laiyang Jiangbo researches, develops, manufactures, markets and sells pharmaceutical products and health supplements in the PRC. From our inception in 2001 until our acquisition of Karmoya International Ltd. (“Karmoya”) in October 2007, we were a business development and marketing firm specializing in advising and providing turn-key solutions for Chinese small and mid-sized companies entering Western markets.

On July 27, 2008, our board of directors and the majority holders of our capital stock approved a one-for-forty reverse stock split of our common stock. On August 29, 2008, we received confirmation from the Department of the State of Florida that the Articles of Amendment to the Amended and Restated Articles of Incorporation (“August 2008 Amended Articles of Incorporation”) to effect a reverse stock split was duly filed and on September 3, 2008, the reverse stock split was effectuated. Following the reverse stock split, the total number of shares of our common stock outstanding was reduced from 412,986,078 shares to approximately 10,325,000 shares and the maximum number of shares of common stock that the Company is authorized to issue was also reduced from 900,000,000 to 22,500,000. Our financial statements have been retroactively adjusted to reflect the reverse split. Additionally, all share representations are on a post-split basis hereinafter.

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

PRINCIPAL PRODUCTS OR SERVICES

Laiyang Jiangbo is engaged in research, development, production, marketing and sales of pharmaceutical products. It is located in East China in an Economic Development Zone in Laiyang City, Shandong province, and is one of the major pharmaceutical companies in China producing tablets, capsules, granules, syrup and electuary for both Western medical drugs and Chinese herbal-based medical drugs. Approximately 35% of its current products are Chinese herbal-based drugs and 65% are Western medical drugs. Laiyang Jiangbo has several Certificates of Good Manufacturing Practices for Pharmaceutical Products (GMP Certificates) issued by the Shandong State Drug Administration (SDA) and currently produces thirteen types of drugs.

 Laiyang Jiangbo’s top four products in fiscal 2009 include Clarithromycin sustained-release tablets, Itopride Hydrochloride granules, Baobaole Chewable tablets and Radix Isatidis Disperable tablets and they accounted for approximately 96% of the Company’s total revenue in fiscal 2009.

Drug Development and Production

Development and production of pharmaceutical products is Laiyang Jiangbo’s largest and most profitable business. Its principal pharmaceutical products include:

Western Pharmaceutical Products

Clarithromycin sustained-release tablets

Clarithromycin sustained-release tablets, Chinese Drug Approval Number H20052746, are semi-synthetic antibiotics for curing Clarithromycin sensitive microorganism infections. Laiyang Jiangbo is one of only two domestic Chinese pharmaceutical companies that has the technology to manufacture and actively produce and sell this drug. The Company’s sales of this drug were approximately RMB282.3 million (US $41.4 million) with gross margin over 71% in fiscal 2009, with approximately 45% of the market share in China for this type of drug.

Clarithromycin is the second generation of macrolide antibiotic and replaces the older generation of Erythromycin. Clarithromycin first entered the pharmaceutical market in Ireland in 1989, and as of 2007, it is one of thirty medicines which generate the greatest sales revenue all over the world. Chemically, Clarithromycin has a wider antimicrobial spectrum and longer duration of acid resistance. Its activity is 2 to 4 times better than Erythromycin, but the toxicity is 2-12 times lower. The product was in its growth period in 2007 and 2008 and entered into its maturity in later part of fiscal 2008. The Company anticipates the product will stay in the maturity period through fiscal 2011 and gradually enters into its declining period starting in later part of fiscal year 2011. During the growth period, the product had an over 35 % annual sales growth. The Company expects the annual sales for this product to remain materially consistent with minimal growth in its maturity. Once Clarithromycin reaches its declining period, the sale of this product may experience up to 10-15 % decline on an annual basis. Factors such as extended Chinese SFDA approval time might extend this product’s life in its maturity as it will be less likely for other similar products and new competitors to enter into the market. If Clarithromycin is distributed in more Chinese provincial or national drug reimbursement lists, it is likely that the market share for this product will increase. In the event that the Chinese government imposes pricing control on this product, the profit margin on this product may decrease and as a result, the net profit generated from this product may decline accordingly.

Clarithromycin sustained-release tablets utilize sustained-release technology, which requires a high degree of production technology. Because of the high degree of technology required to produce this product, PRC production requirements are very strict and there are very few manufacturers who gain permission to produce this product. Therefore, there is a significant barrier to entry in the PRC market. Currently, our Clarithromycin sustained-release tablets are the one of the leading products in the PRC domestic antibiotic sustained-release tablets market. Our goal is to maintain our current market share for this product.

Itopride Hydrochloride granules

Itopride Hydrochloride granules, Chinese Drug Approval Number H20050932, are a stomach and intestinal drug for curing digestive system-related diseases. The Company’s sales for this drug reached RMB 227.5 million (US $33.3 million) with gross margin over 84% in the fiscal year 2009, and the Company has approximately 10-12% of the market share in China for this type of drug. This product is widely regarded for its pharmacological properties, i.e., rapid absorption, positive clinical effects, and few side effects. Based on clinical observation, it has been shown that Itopride Hydrochloride granules can improve 95.1% of gastrointestinal indigestion symptoms.

Itopride Hydrochloride granules are the fourth generation of gastrointestinal double dynamic medicines, which are used for curing most symptoms due to functional indigestion. The older generations are Metoclopramide Paspertin, Domperidone and Cisapride.

Itopride Hydrochloride granules are SDA-approved and entered the PRC pharmaceutical market in June 2005. Since 2005, Laiyang Jiangbo has seized the opportunity presented by this product by rapidly establishing a domestic sales network and developing the market for this product. The product was in its growth period in 2006 and 2007 and entered into its maturity in 2008. The Company anticipates the product will stay in the maturity period through 2010 and gradually enters into its declining period starting in fiscal year 2011. During the growth period, the product had average 10 to 15 % annual sales growth. Once the product enters into its maturity, the Company expects the sales for this product will remain flat with minimal growth. As the product enters into its declining period, the product sales may experience up to 20% decline on an annual basis.  Factors such as extended Chinese SFDA approval time might extend this product’s life in its maturity as it will be less likely for new competitors to enter into the market. If Itopride Hydrochloride is distributed in more Chinese provincial or national drug reimbursement lists, it is likely that the market share for this product will increase. In the event that the Chinese government imposes pricing control on this product, the profit margin on this product may decrease and as a result, the net profit generated from this product may decline accordingly.

The Company currently faces the competition from two other famous stomach medicines, namely Dompendone Tablets and Vitamin U Belladonna and Aluminum Capsules II. The Company plans to continue utilizing its nationwide sales network in China to strength its sales effort for this product and the goal is to maintain the current market share and profit margin for this product.

Ciprofloxacin Hydrochloride tablets

Ciprofloxacin Hydrochloride tablets, Chinese Drug Approval Number H37022737, are an antibiotic drug used to cure infection caused by bacteria. Although the Company generated more than 50% of its revenue from this product in the fiscal year 2004, as other companies entered into the production market, the Company began experiencing a significant decrease in sales and profits from this product in the fiscal year 2007. The drug accounted for less than 1% of the Company’s revenue in the fiscal year 2009. The drug is included in the recently announced China’s Essential Drug List. As both the sales volume and profit are thin for this product, the Company is not actively promoting this product and only continues to produce Ciprofloxacin Hydrochloride tablets to support the Company’s product variety and brand name.

Paracetamol tablets

Paracetamol tablets, Chinese Drug Approval Number H37022733, are a nonprescription analgesic drug, mainly used for curing fever due to common flu or influenza. It is also used for relief of aches and pains. The Company’s sales for this drug was  less than 1% of the total revenue in the fiscal year 2009 . Laiyang Jiangbo is authorized by the PRC Ministry of Health to be an appointed producer of common antibiotics in Jiangsu Province, Guangdong Province, Zhejiang Province, Fujian Province, Shandong Province and Guangxi Province. Paracetamol tablets are one of PRC’s national A-level Medicare medicines. This product was commercially launched in the Chinese market in July 2004. The drug is included in the recently announced China’s Essential Drug List. As the sales volume and profit both significantly decreased in recent years, the Company will only produce this product under customers’ special requests.

Chinese herbal-based Pharmaceutical Products

Baobaole Chewable tablets

Baobaole Chewable tablets, Chinese Drug Approval Number Z20060294 formally entered the market in November 2007. Baobaole Chewable tablets are nonprescription over-the counter drugs for gastric cavity aches. This drug stimulates the appetite and promotes digestion. Baobaole is used to cure deficiencies in the spleen and stomach, abdomen aches, loss of appetite, and loose bowels. Its effects are mild and lasting. The drug has quickly gained its popularity in the market and the sales for this drug has grown at a fast pace since its initial introduction.

The Company’s sales for Baobaole Chewable tablets was approximately RMB 205.9 million (US $30.2 million) with gross margin over 80% in the fiscal year 2009. The product quickly went through its growth period in fiscal 2008 and 2009. The Company anticipates the product will enter into its maturity period in the fiscal year 2010 and approach its declining period in later part of the fiscal year  2012. Once the product enters into its maturity, the Company expects the sales for this product will have less than 5% annual growth. As the product enters into its declining period, the product sales may experience up to 5-10 % decline on an annual basis and the profit margin may decrease up to 10% during its declining period. Factors such as extended Chinese SFDA approval time might extend this product’s life in its maturity as it will be less likely for new competitors to enter into the market.

The Company intend to strengthen its sales and marketing effort for this product  and sustain the product’s sales growth.

Radix Isatidis Disperable Tablet

Radix Isatidis Disperable Tablets, Chinese Drug Approval Number Z20080142, nonprescription Traditional Chinese Medicine, is used to cure virus influenza and sour throat. It clears away heat, detoxifies and promote pharynx. Laiyang Jiangbo is the only company that owns the product’s manufacturing technology in China. The research study indicates Radix Isatidisthe’s ingredients included Indole, hapoxanthineuraci, quina-alkaloids, amino acid, etc., have anti-inflammation and anti-virus effects.  The Company’s sales for this drug was approximately RMB 56.7 million (US $ 8.3 million) with gross margin over 76% in 2009.

Compared with similar existing Radix Isatidis products, Radix Isatidis Disperable Tablet utilizes the new disperable tablet formula, which is convenient to take and fast to dissolve. It is also easy to absorb and has high stability. The product was first commercially launched in October 2008 and the market demand for this product has continued to grow since. The Company anticipates the product sales will continue to grow through the fiscal year 2013 and reach its maturity in the year 2014. The Company plans to continue promoting this drug through advertising and various promotional activities and believes that these activities will strengthen the product and brand-name recognition, a major driver of the historical popularity of the drug.

New Compound Foliumisatidis Tablets

New Compound Foliumisatidis Tablet addresses influenza symptoms and includes both western chemical ingredients and traditional Chinese herbs. This is a well known essential drug for Chinese family. The Company owns this product as a result of the acquisition of Shandong Hongrui Pharmaceutical Factory, which was completed in February 2009.

Laiyang Pear Cough Syrup

Laiyang Pear Cough Syrup helps relieve coughs arising from colds and other illnesses. Market feedback has shown that children like its fresh pear taste. The Company plans to promote Laiyang Pear Couch Syrup through direct-to-consumer advertising, including television commercial campaigns. We believe that these advertisements will strengthen our brand loyalty, a major driver of the historical popularity of the drug. The Company owns this product as a result of the acquisition of Shandong Hongrui Pharmaceutical Factory, which was completed in February 2009.

Kang Gu Sui Yan Pian

Kang Gu Sui Yan Pian (osteomyelitis treatment tablets) is used to treat bone and bone marrow inflammations.  It’s a 100% herb-based traditional Chinese medicine. Most osteomyelitis patients currently use chemical drugs such as antibiotics for treatment which may develop drug resistance if the chemical drugs are taken over a long period of time. Chronic patients are also likely to need surgery which is a less preferable treatment for patients in China. Laiyang Jiangbos’ osteomyelitis tablets offer an alternative mild treatment and was clinically tested to be effective in treating long term osteomyelitis problems. Laiyang Jiangbo is the exclusive manufacturer of this product in China. The Company owns this product as a result of the acquisition of Shandong Hongrui Pharmaceutical Factory, which was completed in February 2009.

Gan Mao Zhi Ke Ke Li

Gan Mao Zhi Ke Ke Li, an antipyretic and antitussive granule that helps to relieve cold and flu symptoms such as fever, headache, rhinocleisis, cough, throat pain and phlegm. It is used in a large number of China's hospitals and clinics and is popular with consumers. The drug is included in the recently announced China’s Essential Drug List and more hospitals and clinics are expect to carry this product, making it even more widely available to consumers and more consumers to be reimbursed for the cost of purchasing this product. The Company owns this product as a result of the acquisition of Shandong Hongrui Pharmaceutical Factory, which was completed in February 2009.

Yi Mu Cao Gao

Yi Mu Cao Gao , is used to treat dysmenorrhoea, oligminorrhea and postpartum abdominal pain. The drug is included in the recently announced China’s Essential Drug List and more hospitals and clinics are expect to carry this product, making it even more widely available to consumers and more consumers to be reimbursed for the cost of purchasing this product. The Company owns this product as a result of the acquisition of Shandong Hongrui Pharmaceutical Factory, which was completed in February 2009.

Ban Lan Gen Ke Li

Ban Lan Gen Ke Li is an herbal-based traditional Chinese medicine used to cure viral influenza. The drug is included in the recently announced China’s Essential Drug List and more hospitals and clinics are expect to carry this product, making it even more widely available to consumers and more consumers to be reimbursed for the cost of purchasing this product. The Company owns this product as a result of the acquisition of Shandong Hongrui Pharmaceutical Factory, which was completed in February 2009.

Gan Mao Zhi Ke Tang Jiang

Gan Mao Zhi Ke Tang Jiang is a syrup that helps relieve cold and flu symptoms such as fever, headache, rhinocleisis, cough, throat pain and phlegm. The drug is included in the recently announced China’s Essential Drug List and more hospitals and clinics are expect to carry this product, making it even more widely available to consumers and more consumers to be reimbursed for the cost of purchasing this product. The Company owns this product as a result of the acquisition of Shandong Hongrui Pharmaceutical Factory, which was completed in February 2009.

Other than the commercialized products mentioned above, we have a portfolio of 15 approved over-the-counter Chinese herb based pharmaceutical products that have not been commercially launched.

RESEARCH AND DEVELOPMENT

For the fiscal year ended June 30, 2009, Laiyang Jiangbo spent approximately US $4.4 million or approximately 3.7% of its fiscal 2009 revenue on research and development of products. For the fiscal year ended June 30, 2008, Laiyang Jiangbo spent approximately US $3.2 million or approximately 3.3% of its fiscal 2008 revenue on research and development of various pharmaceutical products.

Laiyang Jiangbo places great emphasis on product research and development and maintains strategic relationships with several research institutions in PRC developing new drugs, such as Pharmaceutical Institute of Shandong University and the Institute of Microbiology (Chinese Academy of Sciences)  . The Company currently have two Cooperative Research and Development Agreements (the “ CRDAs”) with the two research institutions and the following is a summary of the material terms of each of the two CRDAs :

Pharmaceutical Institute of Shandong University (the “University”) Cooperative Research and Development Agreement

Laiyang Jiangbo entered into a  three year CRDA with the University in September 2007. The agreement provides that Laiyang Jiangbo will pay  RMB 24,000,000 (approximately USD $3.5 million) plus various expenses incurred by the University for servicing Laiyang Jiangbo to the University annually and provide internship opportunities for students of the University and in exchange the University agreed (i)  to provide technical services, establish projects to develop new products with Laiyang Jiangbo, (ii) to train technical personnel for Laiyang Jiangbo, and (iii) actively apply for related scientific and technological funding with Laiyang Jiangbo. Laiyang Jiangbo will have the primary ownership of the designated research and development project results.

Institute of Microbiology ( Chinese Academy of Sciences) (the “Institute”) Cooperative Research and Development Agreement

Laiyang Jiangbo entered into a five year CRDA with the Institute in November 2007.  The agreement provides that Laiyang Jiangbo will pay  RMB 6,000,000 (approximately USD $879,000) to the Institute annually and bear enterprise related responsibilities during the  application process of various projects and  in exchange the Institute agreed (i)  to give Laiyang Jiangbo the priority to obtain the transferable technological achievement (ii) to train related technical staff for Laiyang Jiangbo (iii) to provide technical support and  solve problems encountered in Laiyang Jiangbo’s production process within the scientific research scope.

Laiyang Jiangbo has strategic relationships with many research institutions in PRC developing new drugs with various other reputable research and development institutes in China.  However, except for the two CRDAs mentioned above, Laiyang Jiangbo have not entered into formal agreements with other research institutions. The strategic relationships with various non-contracted research institutions are primarily built and maintained by frequent visits and correspondences with the research institutions to share knowledge and expertise on topics such as technology, industrial standards and regulations and market feasibility. These relationships help to ensure that Laiyang Jiangbo maintains a continuing pipeline of high quality drugs into the future.

Other than a number of potential R&D projects that are currently under evolution and yet to be locked in, the Company currently has three products pending on PRC SFDA approval in the pipeline for commercialization in China.

Drug Name	Target Treatment/Drug Type	Status
Felodipine Sustained Release Tablets	Treat high blood pressure and arteriosclerosis/Western Drug	(A) Expected approval date - second quarter of fiscal year 2010
Yuandu Hanbi Capsules	Relieve arthritis pain /Traditional Chinese Medicine	(A) Expected approval date - to be announced
Bezoar Yijin Tablets	Cures inflammations such as pharyngitis/Traditional Chinese Medicine	(A) Expected approval date - To be announced.

(A)     Subject to SFDA. Pending administrative protection and approval.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES AND OUR CUSTOMERS

Laiyang Jiangbo has a well-established sales network across China. It has a distribution network covering over 29 provinces and regions in the PRC. Currently, Laiyang Jiangbo has approximately 1,000 distribution agents and salespeople throughout the PRC. Laiyang Jiangbo will continue to establish more representative offices and engage additional distribution agents in order to strengthen its distribution network.

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

CUSTOMERS

Currently, Laiyang Jiangbo has over1,200 terminal clients. Terminal clients are hospitals and medical institutions which purchase large supplies of pharmaceutical drugs as well as over the counter retail pharmacies. Laiyang Jiangbo is also authorized by the PRC Ministry of Health as an appointed Medicare medication supplier in six provinces, namely Jiangsu Province, Shandong Province, Zhejiang Province, Fujian Province, Guangdong Province and Guangxi Province.

 For the fiscal years ended June 30, 2009, 2008 and 2007, five customers accounted for approximately 25.6%, 18.1% and 33.3%, respectively, of Laiyang Jiangbo’s sales. These five customers represented 31.4% and 11.8% of Laiyang Jiangbo’s total accounts receivable as of June 30, 2009 and 2008, respectively.

COMPETITION

As a pharmaceutical manufacturing and distribution company in PRC, we believe that we are well positioned to compete in the fast-developing Chinese pharmaceutical market with our strong brand, diverse product portfolio, established sales and marketing network and favorable cost structure. We believe that competition and leadership in our industry are based on managerial and technological expertise, and the ability to identify and exploit commercially viable products. Other factors affecting our competitive position include time to market, patent position, product efficacy, safety, convenience, reliability, availability and pricing. Our competitors in the industry typically would have number of popular pharmaceutical products, strong financial position and a large market share in the industry. Laiyang Jiangbo is able to compete with these competitors because of our favorable geographic position, strong financial position, unique products, extensive sales network, and lower prices.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE PRINCIPAL SUPPLIERS

Laiyang Jiangbo designs, creates prototypes and manufactures its products at its manufacturing facilities located in Laiyang City, Shandong province. We require a supply of quality raw materials to manufacture our products. Historically, we have not had difficulty obtaining raw materials from suppliers. Currently, we rely on numerous suppliers to deliver our required raw materials. the prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical prices, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

INTELLECTUAL PROPERTY

Laiyang Jiangbo relies on a combination of trademarks copyright and trade secret protection laws in the PRC and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect its intellectual property and brand. We consider our packaging designs, service marks, trademarks, trade secrets, patents and similar intellectual property as part of our core competence that is critical to our success.  Laiyang Jiangbo has been issued design patents in the PRC for drug packaging and drug containers, each valid for 10 years, and it intends to apply for more patents to protect its core technologies. Laiyang Jiangbo also enters into confidentiality, non-compete and invention assignment agreements with its employees and consultants and nondisclosure agreements with third parties. “Jiangbo” and a certain circular design affiliated with our brand are our registered trademarks in the PRC.

Pharmaceutical companies are at times involved in litigation based on allegations of infringement or other violations of intellectual property rights. Furthermore, the application of laws governing intellectual property rights in the PRC and abroad is uncertain and evolving and could involve substantial risks to us.

GOVERNMENT REGULATION

General Regulations related to the pharmaceutical industry in the PRC

The Drug Administration Law of the PRC governs Laiyang Jiangbo and its products. The State Food & Drug Administration of the PRC regulates and implements PRC drug laws. As a developer, producer and distributor of medicinal products, we are subject to regulation and oversight by the SFDA and its provincial and local branches. The Law of the PRC on the Administration of Pharmaceuticals provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products. Its implementing regulations set forth detailed rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to business operators, manufacturers and distributors in general.

Registration and Approval of Medicine. A medicine must be registered and approved by the SFDA before it can be manufactured. The registration and approval process requires the manufacturer to submit to the SFDA a registration application containing detailed information concerning the efficacy and quality of the medicine and the manufacturing process and the production facilities the manufacturer expects to use. To obtain the SFDA registration and approval necessary for commencing production, the manufacturer is also required to conduct pre-clinical trials, apply to the SFDA for permission to conduct clinical trials, and, after clinical trials are completed, file clinical data with the SFDA for approval. Our pharmaceutical products are approved by the SFDA and are being sold both as prescription and over-the-counter medicines.

New Medicine. If a medicine is approved by the SFDA as a new medicine, the SFDA will issue a new medicine certificate to the manufacturer and impose a monitoring period which shall be calculated starting from the day of approval for manufacturing of the new medicine and may not exceed five years. The length of the monitoring period is specified in the new medicine certificate. During the monitoring period, the SFDA will monitor the safety of the new medicine, and will neither accept new medicine certificate applications for an identical medicine by another pharmaceutical company, nor approve the production or import of an identical medicine by other pharmaceutical companies. For new medicines approved prior to September 2002, the monitoring period could be longer than five years. As a result of these regulations, the holder of a new medicine certificate effectively has the exclusive right to manufacture the new medicine during the monitoring period.

Provisional National Production Standard. In connection with the SFDA’s approval of a new medicine, the SFDA will normally direct the manufacturer to produce the medicine according to a provisional national production standard, or a provisional standard. A provisional standard is valid for two years, during which the SFDA closely monitors the production process and quality consistency of the medicine to develop a national final production standard for the medicine, or a final standard. Three months before the expiration of the two-year period, the manufacturer is required to apply to the SFDA to convert the provisional standard to a final standard. Upon approval, the SFDA will publish the final standard for the production of this medicine. In practice, the approval for conversion to a final standard is a time-consuming process. However, during the SFDA’s review period, the manufacturer may continue to produce the medicine according to the provisional standard.

Transitional Period. Prior to the latter of (1) the expiration of a new medicine’s monitoring period or (2) the date when the SFDA grants a final standard for a new medicine after the expiration of the provisional standard, the SFDA will not accept applications for an identical medicine nor will it approve the production of an identical medicine by other pharmaceutical companies. Accordingly, the manufacturer will continue to have an exclusive production right for the new medicine during this transitional period.

Continuing SFDA Regulation. Pharmaceutical manufacturers in China are subject to continuing regulation by the SFDA. If the labeling or manufacturing process of an approved medicine is significantly modified, a new pre-market approval or pre-market approval supplement will be required by the SFDA. A pharmaceutical manufacturer is subject to periodic inspection and safety monitoring by the SFDA to determine compliance with regulatory requirements. The SFDA has a variety of enforcement actions available to enforce its regulations and rules, including fines and injunctions, recall or seizure of products, the imposition of operating restrictions, partial suspension or complete shutdown of production and criminal prosecution.

Pharmaceutical Product Manufacturing

Permits and Licenses for Pharmaceutical Manufacturers. A pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the SFDA’s relevant provincial branch. This permit is valid for five years and is renewable upon its expiration. Each of our manufacturing facilities has a pharmaceutical manufacturing permit. We do not anticipate any difficulty in renewing our pharmaceutical manufacturing permits upon expiration.

Good Manufacturing Practice. A pharmaceutical manufacturer must meet Good Manufacturing Practice standards, or GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical products it produces. GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the SFDA will issue to the manufacturer a Good Manufacturing Practice certificate, or a GMP certificate, with a five-year validity period. However, for a newly established pharmaceutical manufacturer that meets the GMP standards, the SFDA will issue a GMP certificate with only a one-year validity period. We have obtained a GMP certificate for all of our production facilities covering all of the products that we produce.

Pharmaceutical Distribution. A distributor of pharmaceutical products in China must obtain a pharmaceutical distribution permit from the relevant provincial or local SFDA branches. The distribution permit is granted if the relevant SFDA provincial branch receives satisfactory inspection results of the distributor’s facilities, warehouse, hygiene environment, quality control systems, personnel and equipment. A pharmaceutical distribution permit is valid for five years.

Restrictions on Foreign Ownership of Pharmaceutical Wholesale and Retail Businesses in China. Chinese regulations on foreign investment currently permit foreign companies to establish or invest in wholly foreign-owned companies or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China.

Good Supply Practice Standards. The SFDA applies Good Supply Practice standards, or GSP standards, to all pharmaceutical wholesale and retail distributors to ensure the quality of distribution in China. The currently applicable GSP standards require pharmaceutical distributors to implement controls on the distribution of medicine, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. A certificate for GSP standards, or GSP certificate, is valid for five years, except for a newly established pharmaceutical distribution company, for which the GSP certificate is valid for only one year.

Price Controls. The retail prices of prescription and over-the-counter medicines that are included in the national medicine catalog are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, and provincial price control authorities, either in the form of fixed prices or price ceilings. The controls over the retail price of a medicine effectively set the limits for the wholesale price of that medicine. From time to time, the NDRC publishes and updates a national list of medicines that are subject to price control. Fixed prices and price ceilings on medicines are determined based on profit margins that the NDRC deems reasonable, the type and quality of the medicine, its production costs, the prices of substitute medicines and the extent of the manufacturer’s compliance with the applicable GMP standards. The NDRC directly regulates the price of some of the medicines on the list, and delegates the power to provincial price control authorities to regulate the remainder on the list. For those medicines under the authority of provincial price control authorities, each provincial price control authority regulates medicines manufactured by manufacturers registered in that province. Provincial price control authorities have the discretion to authorize price adjustments based on the local conditions and the level of local economic development. Only the manufacturer of a medicine may apply for an increase in the retail price of the medicine and it must apply either to the NDRC, if the price of the medicine is nationally regulated, or to the provincial price control authorities in the province where it is registered, if the price of the medicine is provincially regulated. For a provincially regulated medicine, when provincial price control authorities approve an application, they will file the new approved price with the NDRC for confirmation and thereafter the newly approved price will become binding and enforceable across China.

Tendering Requirement for Hospital Purchases of Medicines. Provincial and municipal government agencies such as provincial or municipal health departments also operate a mandatory tendering process for purchases by state-owned hospitals of a medicine included in provincial medicine catalogs. These government agencies organize a tendering process once every year in their province or city and typically invite manufacturers of provincial catalog medicines that are on the hospitals’ formularies and are in demand by these hospitals to participate in the tendering process. A government-approved committee consisting of physicians, experts and officials is delegated by these government agencies the power to review bids and select one or more medicines for the treatment of a particular medical condition. The selection is based on a number of factors, including bid price, quality and manufacturer’s reputation and service. The bidding price of a winning medicine will become the price required for purchases of that medicine by all state-owned hospitals in that province or city. The tendering requirement was first introduced in 2001 and has since been implemented across China. We understand that the level of present implementation of the tendering requirement varies among different provinces in China.

Reimbursement under the National Medical Insurance Program. As of the end of 2006, approximately 157.4 million people were enrolled into the National Medical Insurance Program. The Ministry of Labor and Social Security, together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the National Medical Insurance Program, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A National Medical Insurance Program participant can be reimbursed for the full cost of a Tier 1 medicine and 80 to 90% of the cost of a Tier 2 medicine. Although it is designated as a national program, the implementation of the National Medical Insurance Program is delegated to various provincial governments, each of which has established its own medicine catalog. A provincial government must include all Tier 1 medicines listed in the national medicine catalog in its provincial medicine catalog, but may use its discretion based on its own selection criteria to add other medicines to, or exclude Tier 2 medicines listed in the national medicine catalog from, its provincial medicine catalog, so long as the combined numbers of the medicines added and excluded do not exceed 15% of the number of the Tier 2 medicines listed in the national catalog. In addition, provincial governments may use their discretion to upgrade a nationally classified Tier 2 medicine to Tier 1 in their provincial medicine catalogs, but may not downgrade a nationally classified Tier 1 medicine to Tier 2. The total amount of reimbursement for the cost of prescription and over-the-counter medicines, in addition to other medical expenses, for an individual program participant in a calendar year is capped at the amount in that participant’s individual account. The amount in a participant’s account varies, depending upon the amount of contributions from the participant and his or her employer. Generally, program participants who are from relatively wealthier eastern parts of China and relatively wealthier metropolitan centers have greater amounts in their individual accounts than those from less developed provinces.

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

After SAFE’s approval, Cao Wubo, Xun Guihong and Zhang Yihua became the majority owners of Karmoya International Ltd. on September 20, 2007.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Laiyang Jiangbo complies with the Environmental Protection Law of China as well as the applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. The cost for PRC environmental regulation compliance in u/ the past three fiscal years has been immaterial and mainly for the wastewater treatment in connection with its production facilities. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it will occur in the future, but no assurance can be given in this regard.

 EMPLOYEES

Laiyang Jiangbo currently has 1,539 employees, including 114 administrative staff, 425 production crew, 440 full-time salespersons and 560 part-time salespersons. Approximately 200 of these employees are represented by Laiyang City Jiangbo Pharmaceuticals Union, which is governed by the City of Laiyang. Laiyang Jiangbo has not experienced a work stoppage since inception and does not anticipate any work stoppage in the foreseeable future. Management believes that its relations with its employees and the union are good.

CORPORATE INFORMATION

Laiyang Jiangbo’s principal executive offices are located at 25 Haihe Road, Laiyang Development Zone, Yantai, Shandong Province, PRC 265200.

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

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected

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

Our revenue is highly concentrated on four of our products

Our top four products, which include Clarithromycin sustained-release tablets, Itopride Hydrochloride granules, Baobaole Chewable tablets and Radix Isatidis Disperable tablets generated approximately 96.4% of our total revenues in 2009 and 95.9% of our total revenues in 2008. We expect that these four products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

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

Under the PRC’s current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to stockholders outside of the PRC. However, if the foregoing exemption is removed, we may be required to deduct certain amounts from any dividends we may pay to our stockholders.

Laiyang Jiangbo is subject to restrictions on making payments to us.

We are a holding company incorporated in the State of Florida and do not have any assets or conduct any business operations other than our investments in our affiliated entity in China, Laiyang Jiangbo. As a result of our holding company structure, we rely entirely on payments from Laiyang Jiangbo under our contractual arrangements. The operating agreement signed between our 100 % own subsidiary, Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd (“GJBT”) and Laiyang Jiangbo provides that Laiyang Jiangbo agrees to accept advices regarding corporate policy advise by GJBT in connection with Laiyang Jiangbo’s daily operations and financial management. Thus, Laiyang Jiangbo is obligated to accept our request to repatriate funds from Laiyang Jiangbo. However, as the  PRC government  imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, or FIE’s, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible.  FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still subject to certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.  These rules are subject to change.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs. Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Our company is a FIE to which the Foreign Exchange Control Regulations are applicable.  There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

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

Our business could be adversely affected by the effects of H1N1 virus or another epidemic or outbreak. Since all of our operations are in China, H1N1 virus, Asian Bird Flu or other epidemic in China in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of health epidemics or any other outbreaks.

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

 Our principal shareholders and their affiliated entities own approximately 44% of our outstanding common shares, representing approximately 44% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of our company.

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

In the May 2008 financing, we issued notes and, in conjunction with the notes, Class A warrants to purchase, collectively, up to 1,875, 000 shares of our common stock, subject to adjustment. In the November 2007 financing, we issued debentures and, in connection with the debentures, warrants to purchase, collectively, up to 400,000 shares of our common stock. Any issuances of shares upon any exercise of these warrants will cause dilution in the interests of our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park, Laiyang City, Yantai, Shandong Province, PRC 265200, where we have developed approximately 25,000 square meters of production facilities, office, and garage space. Our total building area is 13,052 square meters,our production workshop area is more than 10,900 square meters and our warehouses area is approximately 1400 square meters. Those properties are owned by us.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal matters arising in the ordinary course of business. After taking into consideration the Company’s legal counsel’s evaluation of such matters, the Company’s management is of the opinion that the outcome of these matters will not have a significant effect on the Company’s consolidated financial position as of June 30, 2009.

The following summarizes the Company’s pending  legal proceedings as of June 30, 2009:

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

The Company subsequently filed counter claims in reference to the aforementioned allegations of breach of contract. In February 2009, the Company was notified by the arbitration panel of American Arbitration Association (the “Panel”) that the Panel awarded CRG and CRGP jointly, a net total of $ 980,070 (the “Award”) to be paid by the Company on or before February 27, 2009. Once the Award is satisfied, CRG and CRGP would have no further claims against the Company’s common stock or other property that were the subject of the arbitration. The amount has been charged to operations for the year ended March 31, 2009, and is included in liabilities assumed from reorganization as of June 30, 2009.

On March 6, 2009, CRG , former consultants of the Company, filed a motion to confirm the arbitration award conferred by a panel of arbitrators of the American Arbitration Association on February 2, 2009. On July 15, 2009, the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County confirmed the arbitration award and entered judgment against Genesis Technology Group, Inc. At June 30, 2009, the award has not been paid and the Company is in the process of appealing the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 3, 2009, the holders of 52.22% of the Company’s issued and outstanding common stock (5,416,200) approved a change of the Company’s name "Genesis Pharmaceuticals Enterprises, Inc." to "Jiangbo Pharmaceuticals, Inc." (the "Corporate Name Change").  The Corporate Name Change became effective on April 16, 2009.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed on any stock exchange. Our common stock is traded over-the-counter on the Over-the-Counter Electronic Bulletin Board under the symbol “JGBO”. The following table sets forth the high and low bid information for our common stock for each quarter within our last two fiscal years, as reported by the Over-the-Counter Electronic Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	LOW	HIGH
2009
Quarter ended June 30, 2009	$3.75	$13.75
Quarter ended March 31, 2009	$3.59	$5.90
Quarter ended December 31, 2008	$3.31	$8.50
Quarter ended September 30, 2008	$5.25	$11.08
2008
Quarter ended June 30, 2008	$7.50	$14.40
Quarter ended March 31, 2008	$7.04	$14.72
Quarter ended December 31, 2007	$8.80	$14.40
Quarter ended September 30, 2007	$3.40	$6.00

As of September 24, 2009, the closing sales price for shares of our common stock was $11.50 per share on the Over-The-Counter Bulletin Board.

Holders

As of September 24, 2009, there were approximately 953 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Computershare Trust Company, 350 Indiana St., #800, Golden, Colorado 80401, and its telephone number is (303) 262-0600.

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

Unregistered Sales of Equity Securities and Use of Proceeds

The following private placements of the Company’s securities were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and/or, Rule 506 of Regulation D promulgated under the Securities Act. The Company did not use underwriters in any of the following private placements.

In July 2008, the Company issued 2,500 shares of common stock to two of the Company’s current and former directors as part of their compensation for services. The Company valued these shares at the fair market value on the date of grant of $8 per share, or $20,000 in total, based on the trading price of common stock. We recorded related stock-based compensation expenses of $20,000 for the year ended June 30, 2009, accordingly

In September 2008, we issued 2,500 shares of restricted common stock to two of our former and current directors for director compensation. We valued these common shares at the fair market value on the date of the grant at $9 per share or $22,500 in total. We recorded related stock-based compensation expenses of $22,500 for the year ended June 30, 2009, accordingly.

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

In July 2009, the Company issued 1,009 share of common stock to a director as part of his compensation for services. The Company valued these shares at the fair market value on the date of grant of $9.91 per share, or $10,000 in total, based on the trading price of common stock.

In August, 2009, the Company entered into a Letter Agreement  with Pope Investments LLC (“Pope”),  pursuant to which the Company issued 82,500 shares of common stock to Pope in lieu of payment of the $660,000 in cash interest that was due and payable to Pope with respect to November 2007 Debentures and the May 2008 Notes held by Pope.  In exchange, Pope agreed to waive certain events of defaults (as defined in the November 2007 Debentures and May 2008 Notes) that had  occurred as a result of the Company’s failure to timely make interest payments on the November 2007 Debentures and May 2008 Notes that were due and payable on May 30, 2009, and agreed not to provide written notice to the Company with respect to the occurrence of either of such events of default.

In September 2009, the Company issued 62,500 shares   of its common stock in connection with the conversion of $500,000 of May 2008 Convertible Debentures.

Issuer Purchases of Equity Securities.

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the years ended June 30, 2009, 2008 and 2007, should be read in conjunction with our audited consolidated financial statements, including footnotes, and other information presented elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Item 1A. Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. When used in this section, "fiscal 2009" means our fiscal year ended June 30, 2009 and "fiscal 2008" means our fiscal year ended June 30, 2008.

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

On July 27, 2008, our board of directors and the majority holders of our capital stock approved a one-for-forty reverse stock split of our common stock. On August 29, 2008, we received confirmation from the Department of the State of Florida that the Articles of Amendment to the Amended and Restated Articles of Incorporation (“August 2008 Amended Articles of Incorporation”) to effect a reverse stock split was duly filed and on September 3, 2008, the reverse stock split was effectuated. Following the reverse stock split, the total number of shares of our common stock outstanding was reduced from 412,986,078 shares to approximately 10,325,000 shares and the maximum number of shares of common stock that the Company is authorized to issue was also reduced from 900,000,000 to 22,500,000. The financial statements have been retroactively adjusted to reflect the reverse split. Additionally, all share representations are on a post-split basis hereinafter.

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

            As a result of the Corporate Name Change, our stock symbol changed to "JGBO" with the opening of trading on May 12, 2009 on the OTCBB.

FINANCIAL PERFORMANCE HIGHLIGHTS:

Net Revenues

	2009	2008	2007
Net Revenues (in '000)	$117,388	$99,547	$76,194
% change year over year	17.9%	30.7%	55%

Net revenues for fiscal 2009 of $117.4 million reflected an increase of 17.9% over fiscal 2008 net revenues of $99.5 million. Our net revenues experienced 30.7% growth from fiscal 2007, $ 76.2 million, to fiscal 2008, $ 99.5 million.

Gross margin

	2009	2008	2007
Cost of Goods Sold (in '000)	$27,909	$22,507	$21,162
Gross Margin	76.2%	77.4%	72%

Gross margin decreased to 76.2% in 2009 compared with 77.4% in 2008 and 72% in 2007. This was primarily due to we reduced the per unit sales price as part of the effort to restructure our distribution and sales system.

SG&A

	2009	2008	2007
SG&A (in ‘000)	$35,316	$41,593	$25,579
Percentage of Sales	30.1%	41.8%	33.6%

SG&A as a percentage of sales decreased to 30.1 % in 2009 from 41.8 % in 2008 and 33.6% in 2007, as a result of the restructuring our distribution and sales system to sell our products primarily through 28 large independent regional distributors and significantly reducing the commission paid to your sales representatives on those products.

Net income

	2009	2008	2007
Net income (in '000)	$28,880	$22,451	$22,053
net margin	24.5%	22.6%	28.9%

Net margin increased to 24.5% in 2009 from 22.55% in 2008, primarily due to lower SG&A as a percentage of sales and partially offset by no tax exemption received in 2009 as compared to 2008.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of total net sales: ($ in thousands)

	Year Ended June 30,	% of	Year Ended June 30,	% of	Year Ended June 30,	% of
	2009	Revenue	2008	Revenue	2007	Revenue
REVENUES	117,144	99.79%	93,983	94.41%	72,259	94.84%

REVENUES - RELATED PARTY	244	0.21%	5,564	5.59%	3,934	5.16%

COST OF REVENUES	27,855	23.73%	21,073	21.17%	19,961	26.20%

COST OF REVENUES-RELATED PARTIES	54	0.05%	1,434	1.44%	1,200	1.58%

GROSS PROFIT	89,479	76.22%	77,040	77.39%	55,032	72.23%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35,315	30.08%	41,593	41.78%	25,579	33.57%

RESEARCH AND DEVELOPMENT	4,395	3.74%	3,236	3.25%	11,144	14.63%

INCOME FROM OPERATIONS	49,768	42.40%	32,211	32.36%	18,309	24.03%

OTHER EXPENSES(INCOME)	8,108	6.91%	2,789	2.80%	(6,375)	(8.37)%

INCOME BEFORE PROVISION FOR INCOME TAXES	41,660	35.49%	29,422	29.56%	24,684	32.40%

PROVISION FOR INCOME TAXES	12,780	10.89%	6,971	7.00%	2,631	3.45%

NET INCOME	28,880	24.60%	22,451	22.56%	22,053	28.94%

OTHER COMPREHENSIVE INCOME	(1,177)	(1.00)%	6,554	6.58%	1,018	1.34%

COMPREHENSIVE INCOME	$27,703	23.60%	$29,005	29.14%	$23,071	30.28%

Comparison of Years Ended June 30, 2009 and 2008

REVENUES. Revenues by product categories were as follows: ($ in thousands)

	Year Ended June 30,		Increase/	Increase/
Product	2009	2008	(Decrease)	(Decrease)
Western pharmaceutical medicines	$75,814	$86,401	$(10,578)	(12.24)%
Chinese traditional medicines	41,574	13,145	28,429	216.27%
TOTAL	$117,388	$99,546	$17,842	17.92%

Our revenues include revenues from sales and revenues from sales to related party of $117.1million and $0.2 million, respectively, for the year ended June 30, 2009. During the year ended June 30, 2009, we had revenues from sales of $117.1 million as compared to revenues from sales of $94.0 million for the year ended June 30, 2008, an increase of $23.2 million or approximately 24.64%. During the year ended June 30, 2009, we had revenues from sales to related parties of $0.2 million as compared to revenues from sales to related parties of $5.6 million for the year ended June 30, 2008, a decrease of approximately 95.61%. The overall increase in total revenue was primarily attributable to the increase of sales volume of our Chinese traditional medicine Baobaole chewable tablets and the new product Radix Isatidis Disperable Tablets that was commercially launched in October 2008, partially offset by the decrease in the revenue generated from Clarithromycin Sustained-release tablets and Itopride Hydrochloride granules. In January 2009, as part of the effort to restructure our distribution and sales system to sell our products primarily through 28 large distributors and reduced, we reduced the per unit sales price by an average of 25.6% for for Clarithromycin Sustained-release tablets, Itopride Hydrochloride granules and Baobaole chewable tables. At the same, we reduced the commission paid to our sales representatives on those products to approximately 5%. The quantities sold for Clarithromycin Sustained-release tablets and Itopride Hydrochloride granules, our two largest products in 2009 were materially consistent with 2008 while the total revenue generated from the two products decreased by $12.5 million, or 14.35% The revenue generated from Baobaole chewable tables increased approximately $16.2 million or 116.48 % in 2009 compared with 2008. While we expect our sales from the Chinese traditional medicines continue to grow, our sales from the western pharmaceutical medicines will have minimal growth as both Clarithromycin Sustained-release tablets and Itopride Hydrochloride granules have entered into their maturity.

COST OF REVENUES. Our cost of revenues includes cost of sales and cost of sales to related party of $27.9 million and $0.1 million, respectively, for the year ended June 30, 2009. For the year ended June 30, 2008, cost of sales and cost of sales to related parties amounted to $21.1 million and $1.4 million, respectively. Total cost of sales for 2009 increased $5.4 million or 24.01% , from $22.5 million for the year ended June 30, 2008 to $27.9 million for the year ended June 30, 2009. Cost of sales as a percentage of net revenue for the year ended June 30, 2009 is approximately 23.78%, compared to the year ended June 30, 2008 at approximately 22.61%. The increase in cost of sales as a percentage of net revenue in fiscal 2009 was was primarily attributable to the reduction in the per unit sales price due to our distribution and sales system restructuring effort in January 2009 mentioned above. The increase in cost of sales as a percentage of net revenue in 2009 was partially offset by more sales being generated from products with higher- profit- margins, such as Baobaole chewable tablets and Radix Isatidis Dispersible Tablets and our ability to properly manage raw material purchase prices.

GROSS PROFIT. Gross profit was $89.5 million for the year ended June 30, 2009 as compared to $77.0 million for the year ended June 30, 2008, representing gross margins of approximately 76.22% and 77.39%, respectively. The decrease in the gross profit in fiscal 2009 was primarily due to the lower unit price charged as a result of sales net work restructure mentioned above and partially offset by our improved product sales mixture to generate more sales from products with higher profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $35.3 million for the year ended June 30, 2009, as compared to $41.6 million for the year ended June 30, 2008, a decrease of approximately 15.10% as summarized below ($ in thousands):

	Years Ended June 30,
	2009	2008
Shipping and handling	$576	$365
Advertisement, marketing and promotion spending	7,572	13,695
Travel and entertainment- sales related	1,571	982
Depreciation and amortization	1,068	458
Salaries, commissions, wages and related benefits	22,228	24,614
Travel and entertainment- non sales related	274	325
Other	2,024	1,154
Total	$35,313	$41,593

The changes in these expenses during the year ended June 30, 2009, as compared to the corresponding period in 2008 included the following:

•
Shipping and handling expenses increased by $0.2 million or approximately 57.81% for the year ended June 30, 2007 as compared to the corresponding period of fiscal 2008, primarily because there was an increase in sales volume in fiscal year 2009 and the increase in fuel costs.

•
A decrease of $6.1 million or approximately 44.71% in advertising, marketing and promotional spending for the year ended June 30, 2009 was primarily due to less marketing and promotional spending and better managed advertising and promotional costs in the third and fourth quarter of 2009.

•
Travel and entertainment -sales related expenses increased by $0.6 million or approximately 59.98% for the year ended June 30, 2009 as compared to the corresponding period in fiscal 2008 was primarily due to our marketing and sales travel related activities related to establishing the distribution network for the product and promoting our newly launched products in fiscal 2009.

•
Depreciation and amortization increased by $0.6 million or 133.19% for the year ended June 30, 2009 as compared to the corresponding period of fiscal 2008, primarily due to additional plant and equipments  and intangible assets being depreciated or amortized.

•
Salaries, wages, commissions and related benefits decreased by $2.4 million or 9.69% for the year ended June 30, 2009 as compared to the corresponding period of fiscal 2008. The decrease was primarily because the significant decrease in commission paid to our sales representatives beginning in third quarter of 2009. In connection with the distribution and sales system restructuring, we reduced the commissions paid to our sales representatives to approximately 5% for the sale of our three major products which was approximately 30% of the product sales price.

•
A decrease of $0.1 million or approximately 15.69% in travel and entertainment -non sales related expenses for the year ended June 30, 2009 as compared to the corresponding period of fiscal 2008 due the increase was primarily due better traveling and entertainment spending controls in fiscal year 2009.

•
Other selling, general and administrative expenses, which includes professional fees, utilities, office supplies and expenses increased by $0.9 million or 75.39% for the year ended June 30, 2008 as compared to the corresponding period in fiscal 2008 primarily due to more professional fees, and other expenses related to being a publicly traded company in fiscal 2009.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist fees paid to third parties for research and development related activities conducted for the Company and cost of material used and salaries paid for the development of the Company’s products, totaled $4.4 million for the year ended June 30, 2009, as compared to $3.2 million for the year ended June 30, 2008, an increase of approximately $1.2 million or 35.83%. The increase in research and development expenses in fiscal 2009 was due to the expenses for the two cooperative research and development agreements with monthly payments  were for the full year in 2009 as compared to three quarters in 2008 as those agreements were  signed in second quarter of 2008.

OTHER EXPENSES. Our other expenses consisted of loss from discontinued operations, valued added tax and various other tax exemptions from the government, financial expenses and other non-operating expenses. We had net other expense of $8.1 million for the year ended June 30, 2009 as compared to net other expense of $2.8 million for the year ended June 30, 2008, an increase of 5.1 million or 190.69%. The increase in net other expenses was primarily attributable to we did not receive any tax exemption in fiscal 2009 as compared to non-operating income of $1.4 million generated from the tax exemption received from the government, an increase of $1.5 million in debt discount amortization related to the financings in November 2007 and May 2008 and $1.4 million increase in our loss from discontinued operations in fiscal 2009.

NET INCOME. Our net income for the year ended June 30, 2009 was $28.9million as compared to $22.5 million for the year ended June 30, 2008, an increase of $6.4 million or 28.63%. The increase in net income is primarily attributable to increase in sales volume and significant decrease in selling expenses and offset by increase in other expenses as well as income tax expense as the Company did not receive any tax exemption from the government in fiscal 2009.

Comparison of Years Ended June 30, 2008 and 2007

REVENUES. Revenues by product categories were as follows: ($ in thousands)

	Year Ended June 30,		Increase/	Increase/
Product	2008	2007	(Decrease)	(Decrease)
Western pharmaceutical medicines	$86,401	$76,194	$10,207	13.40%
Chinese traditional medicines	13,145	-	13,145	100.00%
TOTAL	$99,546	$76,194	$23,352	30.65%

Our revenues include revenues from sales and revenues from sales to related party of $94.0 million and $5.6 million, respectively, for the year ended June 30, 2008. During the year ended June 30, 2008, we had revenues from sales of $94.0 million as compared to revenues from sales of $72.3 million for the year ended June 30, 2007, an increase of approximately 30.06%. During the year ended June 30, 2008, we had revenues from sales to related parties of $5.6 million as compared to revenues from sales to related parties of $4.0 million for the year ended June 30, 2007, an increase of approximately 41.44%. The overall increase in total revenue was primarily attributable to the increase of sales volume of our best selling products: Clarithromycin sustained-release tablets and Itopride Hydrochloride Granules; additionally, we released a new product, Baobaole chewable tablets in the second quarter of fiscal year 2008 and the product has been very popular in the market. Revenues generated from Clarithromycin sustained-release tablets increased approximately $14.6 million or 45.89 % in 2008 compared with 2007 as the product was in the introduction period in 2007 and entering its growth period in later part of 2008.  Revenues generated from Itopride Hydrochloride granules increased approximately $6.3 million or 21.64 % in 2008 compared with 2007 as the product has been in its growth period since 2007 and entered into its maturity in 2008. The increase in the two products resulted primarily from our strong marketing and sales effort, and increased market demand as the two products are both approaching its maturity in later part of 2008. The increase in revenues was partially offset by a decrease in revenues of $11.1 million or 73.49 % in 2008 compared with 2007 generated from our two products, Ciprofloxacin Hydrochloride tablets and Paracetamol tablets, which are in the declining period due to significant market competition.

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

COST OF REVENUES. Our cost of revenues includes cost of sales and cost of sales to related party of $21.1 million and $1.4 million, respectively, for the year ended June 30, 2008. For the year ended June 30, 2007, cost of sales and to related parties amounted to $20.0 million and $1.2 million, respectively. Total cost of sales for 2008 increased $1.3 million or 6.36%, from $21.1 million for the year ended June 30, 2007 to $22.5 million for the year ended June 30, 2008. Cost of sales as a percentage of net revenue for the year ended June 30, 2008 is approximately 22.61%, compared to the year ended June 30, 2007 at approximately 27.77%. The decrease was attributable to more sales being generated from producing of high-profit-margins products, the highly profitable new product Baobaole chewable tables, more efficient producing process, our ability to better manage raw material purchase prices and the government exemption on sales taxes and miscellaneous  fees received in fiscal 2008.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $41.6 million for the year ended June 30, 2008, as compared to $25.6 million for the year ended June 30, 2007, an increase of approximately 62.56% as summarized below ($ in thousands):
	Years Ended June 30,
	2008	2007
Shipping and handling	$365	$280
Advertisement, marketing and promotion spending	13,695	7,054
Travel and entertainment- sales related	982	564
Depreciation and amortization	458	280
Salaries, commissions, wages and related benefits	24,614	16,832
Travel and entertainment- non sales related	325	36
Other	1,154	533
Total	$41,593	$25,579
The changes in these expenses during the year ended June 30, 2008, as compared to the corresponding period in 2007 included the following:

•
An increase of $6.6 million or approximately 94.15% in advertising, marketing and promotional spending for the year ended June 30, 2008 was primarily due to TV commercials and magazine advertisements expenses to promote our new product- Baobaole Chewable tablets, as well as our brand name. Additionally, we also increased our marketing and promotional activities to promote our two best selling products.

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

•
Salaries, wages, commissions and related benefits increased by $7.8 million or 46.23% for the year ended June 30, 2008 as compared to the corresponding period of fiscal 2007. The increase was primarily due to increase in commission payments as a percentage of sales to sales representatives as well as an increase in number of employees and sales representatives as a result of expanding our distribution network from 26 provinces and regions to 30 provinces and regions in fiscal 2008.

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

OTHER INCOME (EXPENSES). Our other expenses consisted of valued added tax and various other tax exemptions from the government, financial expenses and non-operating expenses. We had net other expense of $2.8 million for the year ended June 30, 2008 as compared to net other income of $6.3 million for the year ended June 30, 2007. The increase in net other expenses was due the decrease of $3.5 million tax exemption received by the Company in fiscal 2008, the increase in interest expense as a result of our financings in November 2007 and May 2008, realized and unrealized losses on our marketable securities, and our loss from discontinued operations in fiscal 2008 which we did not occur in fiscal 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. We did not have significant financing activities in fiscal year 2009. In fiscal year 2008, our primary financing activities included the following:

•
In November 2007, we raised $5,000,000 in gross proceeds through the sale of a convertible note. We received $4,645,592 in net proceeds after deducting placement agent discounts and commissions and payment of professional and other related expenses. Further detailed discussion regarding this financing is provided in the footnotes to financial statements.

•
In May 2008, we raised $30,000,000 in gross proceeds through the sale of a convertible note. We received $28,313,500 in net proceeds after deducting placement agent discounts and commissions and payment of professional and other related expenses. Further detailed discussion regarding this financing is provided in the footnotes to financial statements.

Cash Flows

2009 Compared to 2008

Net cash flow provided by operating activities was $62.9 million in fiscal 2009, compared with $17.1 million in fiscal 2008, an increase of $45.8 million. The 2009 increase in cash provided by operating activities primarily due to the followings: 1) increase in our income from continued operations of $7.8 million  2) increase in add-back of amortization on debt discount of $1.5 million, 3) decrease in accounts receivable and accounts receivable-related party of $5.2 million, 4) decrease in advances to suppliers of $1.5 million, 5) increase in accounts payable of $3.8 million 6) increase in accrued liabilities of $1.2 million 7) increase in refundable deposits of $4.1million 8) increase in taxes payable of $11.1 million and  partially offset by the decrease in other payables and other payable –related parties of $1.6 million and decrease from liabilities from discontinued operations of $1.3 million.

Net cash flow used in investing activities was $8.3 million in fiscal 2009 and $7.6 million in fiscal 2008, a $0.7 million increased. Uses of cash flow for investing activities in 2009 included equipment purchases of $$0.1 million and payments for the Hongrui acquisition of $8.6 million.

Net cash flow provided by financing activities was $1.4 million in fiscal 2009 and while net cash flow provided by financing activities was $18.5 million in fiscal 2008. The decrease  of net cash flow provided by financing activities was mainly due to the $33.0 million net proceed received from the two convertible debts financings in fiscal 2008 of which we did not have similar activities in 2009 and partially offset by decrease in payments for dividend of $10.6 million and decrease in change in restricted cash of $2.8 million.

We reported a net increase in cash for the year ended June 30, 2009 of $56.2 million as compared to a net increase in cash of $30.5 million for the year ended June 30, 2008.

Our working capital position improved by $26.6 million to $99.8 million at June 30, 2009 from $73.2  million at June 30, 2008. This increase in working capital is primarily attributable to an increase in cash of $ 56.2 million and a decrease in other payable of $1.4 million offset by a decrease in short term investments of $1.2 million, a decrease in accounts receivables and accounts receivable - related parties totaling of $5.7 million, a decrease in advances to suppliers of $1.5 million, an increase in accounts payable of $3.8 million, an increase in notes payable of $1.5 million, an increase in refundable deposit of $4.1 million, an increase in accrued liabilities of $1.0 million and an increase in taxes payable of $11.2 million.

2008 Compared to 2007

Net cash flow provided by operating activities was $17.1 million in fiscal 2008, compared with $15.3 million in fiscal 2007, an increase of $1.8 million. The 2008 increase in cash provided by operating activities included the followings: 1) decrease in inventory of $1.7 million 2) an add-back of amortization on debt discount of $2.5 million, 3) an add-back of unrealized loss on marketable securities of $0.7 million, 4) increase in other payables and other payables- related parties of $1.1 million and partially offset by the increase in accounts receivable and 5) increase in advances to suppliers. We also have cash payment for liabilities from discontinued operations of $ 1.2 million in 2008 while we do not have corresponding payment in fiscal 2007.

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

            We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At June 30, 2009, the majority of our liquid assets were held in the Chinese Renminbi (“RMB”) denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital requirements in the U.S. Management has been evaluating and resolving the situation.

We anticipate that our working capital requirements may increase as a result of our anticipated business expansion plan, continued increase in sales, potential increases in the price of our raw materials, competition and our relationship with suppliers or customers. We believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to sustain our current operations for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

The following tables summarize our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Convertible Debenture and Related Interest	$39,917,072	$3,329,622	$36,587,450	$-	$-
Bank Indebtedness and Related Interest	$9,522,500	$9,522,500	$-	$-	$-
Research and Development Contract Obligations	$7,398,250	$4,395,000	$2,637,000	$366,250	$-
Total Contractual Obligations:	$56,837,822	$17,247,122	$39,224,450	$366,250	$-

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

Risk Factors

Interest Rates. Our exposure to market risk for changes in interest rates primarily relates to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2009, we had approximately $104.4 million in cash and cash equivalents. A hypothetical 2 % increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statements of shareholders’ equity. We recorded net foreign currency gains of $ 0.3 million and $5.2 million for the years ended June 30, 2009 and 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales, denominated in RMB, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in this Form 10-K. This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates in 2009, 2008 and 2007 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and accruals for taxes due.

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

Income taxes

The Company’s subsidiaries, GJBT and Laiyang Jiangbo, are governed by the Income Tax Law of the People’s Republic of China. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Recent accounting pronouncements

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi). Management is currently evaluating the impact of adoption of EITF 07-5 on the accounting for related convertible notes transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF No. 08-7. EITF No. 08-7 discusses that when an entity acquired in a business combination or an asset acquisition an intangible asset that it did not intend to actively use, otherwise known as a defensive asset, the entity historically allocated little or no value to the defensive asset. However, with the issuance of SFAS No. 141(R) and SFAS No. 157 the entity must recognize a value for the defensive asset that reflects the asset’s highest and best use based on market assumptions. Upon the effective date of both SFAS No. 141(R) and SFAS No. 157, acquirers will generally assign a greater value to a defensive asset than would typically have been assigned under SFAS No. 141. EITF No. 08-7 will be effective for the first annual reporting period beginning on or after December 15, 2008. EITF No. 08-7 will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of EITF No. 08-7 did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS No. 141 (R), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP SFAS No. 141 (R). FSP SFAS No. 141 (R) amends and clarifies SFAS No. 141, “Business Combinations,” in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141 (R) applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141 (R). FSP SFAS No. 141 (R) will be effective for the first annual reporting period beginning on or after December 15, 2008. FSP SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141 (R) will not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS. 157-4 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current "intent and ability" indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS 115-2 and FAS 124-2 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

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

In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods. SFAS No. 165 does not significantly change the Company’s practice for evaluating such events. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009 and requires disclosure of the date subsequent events are evaluated through. The Company adopted SFAS No. 165 for the fiscal year ended June 30, 2009. The adoption of SFAS No. 165 did not have any impact on the Company’s results of operations and financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification TM  (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162  (SFAS No. 168). SFAS No. 168 establishes the Codification as the source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes two levels of guidance — authoritative and nonauthoritative. According to the FASB, all “non-grandfathered, non-SEC accounting literature” that is not included in the Codification would be considered nonauthoritative. The FASB has indicated that the Codification does not change current GAAP. Instead, the changes aim to (1) reduce the time and effort it takes for users to research accounting questions and (2) improve the usability of current accounting standards. The Codification is effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification to its disclosures beginning with the first quarter ended September 30, 2009. As the Codification is not intended to change the existing accounting guidance, its adoption will not have an impact on the Company’s results of operations and financial condition.

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

As of June 30, 2009, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the significant deficiencies described below in "Management’s Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting

Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2009, management identified significant deficiencies and determined that our internal controls over financial reporting were not effective as of that date. The significant deficiencies related to the following:

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

During majority of fiscal year ended June 30, 2009, our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries and was not required to meet or apply U.S. GAAP requirements.  As a result, our current accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1.
We have started training our internal accounting staff on US GAAP and financial reporting requirements. Additionally, we are also taking steps to hire additional accounting personnel to ensure we have adequate resources to meet the requirements of segregation of duties.

2.
We plan on involving both internal accounting and operations personnel and outside consultants with US GAAP technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction. During the year ended June 30, 2009, our senior management has started interviewing and selecting outside internal control consultants. In December 2008, we engaged a reputable independent accounting firm as internal control consultants to provide advice and assistance on improving our internal controls. The internal control consultants have began working with our internal audit department to implement new policies and procedures within the financial reporting process with adequate review and approval procedures.

3.
We have continued to evaluate the internal audit function in relation to the Company’s financial resources and requirements. During the year ended June 30, 2009, we have established an internal audit department and the department has started evaluating the Company’s current internal control over financial reporting process.  To the extent possible, we will provide necessary trainings to our internal audit staff and implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

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

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Current Management

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees:

Name	Age	Position
Cao Wubo	44	Chief Executive Officer and Chairman of the Board
Elsa Sung	35	Chief Financial Officer
Xu Haibo	37	Chief Operating Officer and Director
Dong Lining	50	Vice President, Director of Technology
Yang Weidong	38	Vice President, Director of Sales
Xin Jingsheng	54	Director of Equipment
Xue Hong	41	Controller
Feng Xiaowei	41	Director
Huang Lei	27	Director
Ge Jian	37	Director
Michael Marks	38	Director
John (Yang) Wang	39	Director

Cao Wubo has served as our chief executive officer and chairman of the board since October 2007. He has served as the chairman and general manager of Laiyang Jiangbo since 2003. From 1981 to 1988, Mr. Cao completed his military service in the Chinese Army, during which he was sales section director in Laiyang Yongkang Pharmaceutical Factory. From 1988 to 1998, he continued working in Laiyang Yongkang Pharmaceutical Factory as Marketing Manager. From 1998 to 2003, he was general manager of Laiyang Jiangbo Pharmacy Co. Ltd. and Laiyang Jiangbo Chinese and Western Pharmacy Co. Ltd. He is the founder of Laiyang Jiangbo Pharmacy Co. Ltd., Laiyang Jiangbo Chinese and Western Pharmacy Co. Ltd., and Laiyang Jiangbo Pharmaceutical Co. Ltd.

Elsa Sung has served as our chief financial officer since October 2007. Prior to June 2008, she was also Vice President of CFO Oncall, Inc. Prior to joining CFO Oncall, Inc., Ms. Sung was an Audit Manager from January 2006 to July 2007 at Sherb & Co., Boca Raton, Florida, responsible for managing, monitoring, as well as performing audits for domestic and international clients. From June 2005 to December 2005, Ms. Sung was a Senior Internal Auditor at Applica Consumer Products, Inc., an U.S. publicly traded company. From 2002 to 2005, Ms. Sung was with Ernst & Young, LLP in West Palm Beach, Florida as a Senior Auditor in the Assurance and Advisory Business Service Group. Ms. Sung is a licensed CPA in the State of Georgia and a member of the American Institute of Certified Public Accountants. She received her Master of Business Administration and Bachelor’s Degree, graduated “Cum Laude,” in Accounting from Florida Atlantic University. She also holds a Bachelor’s Degree in Sociology from National Chengchi University in Taipei, Taiwan.

Xu Haibo has served as our chief operating officer and director since October 2007. He has served as a deputy general manager of Laiyang Jiangbo since August 2006. He graduated from Shanghai Financial and Economic University in 1993 and has engaged in a banking career for more than ten years. From July 1993 to July 2004, he worked in the Bank of China Yantai Branch as Credit Clerk in the Credit Department, Section Chief in the Operation Department, Governor of the Bank of China Yantai Fushan Branch, and Director of the Risk Control Department in the Bank of China Yantai Branch. From August 2004 to July 2006, he was general manager of Shandong Province Licheng Investment Co. Ltd.

Dong Lining has served as our vice president and director of technology since October 2007. He has served as deputy manager of Laiyang Jiangbo since July 2003. He graduated from Shandong Pharmacy University in 1995. From July 1986 to July 2003, he worked in Laiyang Biochemistry Pharmaceutical Factory, where he was a checker, technologist, workshop director, product technology section chief, technology deputy factory director, and factory director. He has published several pharmaceutical thesis articles in magazines such as, Chinese Biochemical Medical Magazine, Food and Drug, and China New Clinical Medicine.

Yang Weidong has served as our vice president and director of sales since October 2007. He has served as a deputy general manager for Laiyang Jiangbo since August 2004. He graduated from Nanjing University with a masters degree. From February 1995 to March 2000, he worked at Jiangsu Yangtze Pharmaceutical Co. Ltd as a sales clerk. From April 2000 to July 2004, he was area director in Jiangsu Jizhou Pharmaceutical Co. Ltd.

Xin Jingsheng has served as our director of equipment since October 2007. He has served as a deputy general manager of Laiyang Jiangbo since October 2003. He graduated from the Chinese People’s Liberation Army Shengqing Engineering Institute in August 1978. Mr. Xin has experience as a member of a group of trained personnel at 54685 Army Pharmacy from April 1983 to August 2001 and at China Laiyang Construction Bureau from August 2001 to September 2003. He has been engaged in the pharmaceutical industry for more than 20 years, and his varied experience includes positions as a technician, engineer assistant, engineer, deputy factory director, factory director and deputy general manager. He has participated in industry training held by the Chinese National Drug Supervising Department and Shandong Drug Supervising Department and is very familiar with laws and statutes in the Chinese pharmaceutical industry.

Xue Hong has served as our controller since October 2007. She has served as finance controller of Laiyang Jiangbo since April 2003. From July 1988 to March 1990, she worked in Qingzhou Iron and Steel Works as quality control inspector and auditor. From March 1990 to March 1999, She was a quality examiner at Laiyang City Power Facility. From March 1999 to March 2000, she worked as an accountant at Laiyang Yongkang Company. From March 2000 to September 2003, she was the chief accountant of Laiyang Jiangbo Pharmacy.

Feng Xiaowei has served as our director since October 2007. Mr. Feng graduated from Dalian Jiaotong University Railway Locomotive & Car Department with a bachelors degree and Jilin University Postgraduate Research Institute Foreign Economic Law Department with a masters degree. Over the course of his career, he has been procurator in Shenyang Railroad Transportation Procuratorate, associate professor in Jilin University, counsel in China Jilin International Trust and Investment Corporation, expert commissary of China Strategy and Administration Association, and deputy secretary-general of the “China Strengthening Self-Innovative Capacity and Building Innovative Nation Forum.” He has participated in the Research on National Economic Development Strategy and in the subject investigation of Beijing Olympic Games, Guangzhou Development Zone and Tianjin Development Zone. He has been commissioner of Yunnan Province Policy and Economic Development Task Team, commissioner of the Xinjiang Uygur Autonomous Region Policy and Economic Development Task Team and commissioner of the China Shi Hezi National Economic Development Zone Task Team. He is the founder of the Chinese Young People Network Home Co. Ltd., and has presided over the China Young People Card Project. From January 2003 to June 2005, he was Vice President of the Chinese Young People Network Home Co. Ltd. Mr. Feng has been the general manager of Anqiao International Investment Co., Ltd. since June 2005 through present.

Huang Lei has served as our director since October 2007. Ms. Huang graduated from Kwantlen University College in Canada. She also earned her MBA degree from the University of British Columbia in October 2006. From November 2006 to 2007, she was a marketing manager in CúC Top Enterprises Ltd. Ms. Huang has published articles on business administration at Canada Weekly and school magazines, and earned the Best International Student Scholarship and a full scholarship. Ms. Huang speaks English, French, Mandarin and Cantonese, and has a working knowledge of accountancy and business administration.

Ge Jian has served as our director since October 2007. Mr. Ge Jian graduated from Shandong University Management Sciences Department with a Bachelor of Business Administration in 1992. From 1992 to the end of 2000, he worked for the Development and Reform Commission of Yantai. From 2001 to 2006, he was the minister of the Capital Operation Department and the minister of the Development Department in Zhenghai Group Co. Ltd., and a director of Yantai Hualian Development Group Co. Ltd. Since 2006, he has been the general manager of Yantai Zhenghai Pawn Co. Ltd.

 Michael Marks has served as our director since July 18, 2008. Since 2007, he has served as an independent director of China Housing & Land Development, Inc., a property developer in China. In 2006, Mr. Marks became the President of Middle Kingdom Alliance Corp., a publicly traded Special Purpose Acquisition Corporation active in China. In January of 2003, Mr. Marks founded the China practice of Sonnenblick Goldman, a real estate investment bank, and served as its Managing Director in China until December 2007. In 2001, he founded B2Globe, providing technology solutions to international internet businesses in Asia. In 1999, he co-founded Metro Corporate Training in Shanghai to offer training and management development, and was its Chief Executive Officer until 2001. From 1998 to 1999, Mr. Marks worked as a management consultant with Horwath Asia Pacific in Australia and China. From 1995 to 1998, Mr. Marks worked in the audit, corporate finance and advisory divisions of PricewaterhouseCoopers in South Africa. Mr. Marks received a Bachelor of Commerce (Honors) in 1994 and Masters of Commerce in 1997 from the University of the Witwatersrand in Johannesburg, South Africa. In 1998, he graduated with a Bachelor of Arts (Psychology) degree from the University of South Africa. In 1997, Mr. Marks became a Chartered Accountant in South Africa, and a Fellow of the Association of International Accountants in the United Kingdom in 1999. He speaks fluent Mandarin, French and English.

John (Yang) Wang has served as our director since September 8, 2008. Since November 2004, Mr. Wang has been the President of Marbella Capital Partners. Since September 2007, he also serves as the CEO of Hambrecht Asia Acquisition Corp., and is on the Board of Directors of Hong Kong Stock Exchange listed Wuyi International Pharmaceuticals Company Limited. From 2000 to 2004, he was Executive Vice President of SBI E2-Capital (HK) Limited. From 1997 to 1999, he managed Accenture Consulting’s (formerly known as Andersen Consulting) Greater China communication, media and high tech strategy practice. Prior to that, he was the lead telecom analyst covering Greater China and Southeast Asia for Pyramid Research, an emerging market telecom research firm based in Cambridge, Massachusetts. Mr. Wang holds a Bachelor of Arts in International Relations from Tufts University and an M.A.L.D. degree in international law and business from The Fletcher School of Law and Diplomacy. He has over 15 years of experience in investment banking and consulting and speaks fluent Mandarin and English.

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

The Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them in fiscal year 2009.

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

Meetings and Committees of the Board of Directors

The Board of Directors held seven board meetings during the fiscal year 2009. In addition to meetings of the full Board, directors attended meetings of Board committees on which they served. The Board’s standing committees are the Audit and Compensation Committees.

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

In this role, the committee appoints the independent auditors and reviews and approves the scope of the audit, the financial statements and the independent auditors’ fees. The Audit Committee met four time since during the fiscal year 2009  and the Chairman met with management and the external auditors prior to the release of our financial results.

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

Stockholder Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of directors since our last annual report on form 10-K.

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

Director Compensation

The following table sets forth information concerning the compensation of each person who served as a non-employee director during our fiscal year ended June 30, 2009. The compensation for each of our executive officers who also served as a director during fiscal year ended June 30, 2009 is fully reflected under our “Summary Compensation of Named Executive Officers” disclosure below.

Director Compensation of Non-Employee Directors
for Fiscal Year Ended June 30, 2009

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Feng Xiaowei	$—	—	—	—	—	—	$—
Huang Lei	$—	—	—	—	—	—	$—
Ge Jian	$—	—	—	—	—	—	$—
Michael Marks	$33,542	10,000	—	—	—	—	$43,542
John (Yang) Wang	$25,000	11,250	—	—	—	—	$36,250

The non-executive directors would also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board of Directors and committees on which they would serve.

 Executive Compensation

The following is a summary of the compensation we paid for each of the three years ended June 30, 2009, 2008 and 2007, respectively (unless otherwise provided) (i) to the persons who acted as our principal executive officers during the three years, (ii) to the person who acted as our principal financial officer or acted in a similar capacity during the three years and (iii) our other executive officers received compensation in excess of $100,000 in these three year. We refer to these individuals in this 10-K as “named executive officers.”

Summary Compensation of Named Executive Officers

The following table reflects all compensation awarded to, earned by or paid to our named executive officers for our fiscal years ended June 30

Name and Principal Position	Fiscal Year Ended		Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cao Wubo,	2009		$156,000	—	—	—	—	—	—		$156,000
Chairman of the	2008		$117,000	—	—	—	—	—	—		$117,000
Board, Chief										$
Executive Officer, and
President

Elsa Sung,	2009		$120,000	—	—	—	—	—	—		$120,000
Chief Financial Officer	2008	(1)	$67,500	—	27,000	10,847	—	26,295	—		131,642

Xu Haibo,	2009		$67,200	—	—	—	—	—	—		$67,200
Director, Chief Operating Officer	2008		$50,400	—	—	—	—	—	—		$50,400

Gary Wolfson,	2009			—	—	—	—	—	—		—
Former Director and Former Chief Executive Officer (2)	2008	(3)	$45,375	—	—	311,348	—	—	—		$356,723

Adam Wasserman,	2009		—	—	—	—	—	—	—		—
Former Chief Financial Officer (2)	2008		$26,803	—	—	—	—	—	—		$26,803

Kenneth Clinton,	2009		—	—	—	—	—	—	—		$—
Former Director and Former President (2)	2008	(4)	$45,375	—	—	311,348		—	—		$356,723

(1) Ms. Sung’s compensation for fiscal 2008 included $94,500 salary payable under the terms of his employment agreement, of which $67,500 was paid by cash, issuance of 3375 shares of our restricted common stock valued at of $27,000 in June 2008 and options to purchase 2,000 shares of our common stock at an exercise price of $12 per share representing other annual compensation which were valued at $10,847 pursuant to the terms of her employment agreement. Options to purchase 5,500 shares of our common stock at an average exercise price of $20.09 per share representing nonqualified deferred compensation earnings other annual compensation which were valued at $26,250 pursuant to the terms of her employment agreement. During our fiscal year ended June 30, 2008, we granted Ms. Sung options for 2,000 shares exercisable at a price of $12 per share, 1,750 shares exercisable at a price of $16 per share, 1,875 shares exercisable at a price of $20 per share and 1,875 shares exercisable at $24 per share with vesting period, 500 shares exercisable at a price of $0.105 per share, which was the lowest closing price of our common stock on the OTC Bulletin Board in the 5 trading days immediately preceding the grant date. These options were granted to Ms. Sung in June, 2008. The options expire on June 10, 2013. The value of the option award was calculated using the Black-Scholes option pricing model based on the following assumptions: weighted average life of 5 years; risk-free interest rate of 3.57%; volatility rate of 95%; and weighted average fair market value of $0.1238 per share at date of grant. The aggregate number of stock awards and option awards issued to Ms. Sung and outstanding as of June 30, 2008 is 3,375 and 7,500, respectively.
(2) Effective October 1, 2007, Mr. Gary Wolfson resigned from his positions as Chief Executive Officer and a director of the Company, Mr. Adam Wasserman resigned as Chief Financial Officer of the Company and Mr. Kenneth Clinton resigned from his positions as President and a director of the Company.

(3) Mr. Wolfson’s compensation for fiscal 2008 included $45,250 salary payable under the term of his employment agreement and options to purchase 61,036 shares of our common stock at an exercise price of $4.20 per share representing other annual compensation which were valued at $311,348 pursuant to the terms of his employment

 (4) Mr. Clinton’s compensation for fiscal 2008 inlcuded $45,250 a salary payable under the term of his employment agreement and options to purchase 61,036 shares of our common stock at an exercise price of $4.20 per share representing other annual compensation which were valued at $311,348 pursuant to the terms of his employment

Outstanding Equity Awards

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of June 30, 2009 for the named executive officers below:

Outstanding Equity Awards at Fiscal Year Ended
June 30, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Elsa	2,000		–	$12	6/10/2013	–	–	–	–
Sung	1,750			$16	6/10/2013
	1,875			$20	6/10/2013
		1,875		$24	6/10/2013

Gary Wolfson (1)	61,036	–	–	$4.2	12/31/2010	–	–	–	–

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

Employment Agreements.

Effective June 10, 2008, the Company entered into an employment agreement (the “Employment Agreement”) with Ms. Sung, our Chief Financial Officer. In accordance with the terms of the Employment Agreement, Ms. Sung will receive an annual base salary of $120,000 and will be entitled to receive performance bonuses of (i) $18,000 if the Company is successfully listed or quoted on the New York Stock Exchange, the American Stock Exchange, the NASDAQ Select Market, the NASDAQ Global Market or the NASDAQ Capital Market; (ii) $8,000 if the Company meets its 2008 Guaranteed EBT ( the Company’s adjusted 2008 earnings before taxes is more than $26,700,000 USD or, the Company’s 2008 adjusted fully diluted earnings before taxes per share is less than $1.6 USD); and (iii) $20,000 if the Company meets its 2009 Guaranteed EBT ( the Company’s adjusted 2009 earnings before taxes is less than $38,400,000 USD or, the Company’s adjusted fully diluted earnings before taxes per share is less than $2.32 USD). In addition, In connection with Ms. Sung’s employment, the Board of Directors has approved a non-qualified stock option grant to Ms. Sung in the amount of 7,500 shares of common stock of the Company vesting over an eighteen months period. All shares pursuant to the option must be exercised within five years after the grant date. If the Company terminates Ms. Sung, without cause or if Ms. Sung terminates her employment for Good Reason (as defined therein), Ms. Sung is entitled to receive (i) a lump sum cash payment equal to any accrued and unpaid salary and bonus; (ii) an amount equal to the sum of (a) 80% of her then current base salary and (b) 50% of the average annual cash bonus payments during the preceding 2 fiscal years, with such sum payable in 6 substantially equal monthly installments; and (iii) 6 months of medical and life insurance costs. If the Company terminates Ms. Sung’s employment with Cause, she is entitled to her accrued and unpaid salary and accrued and unpaid bonus through the effective date of termination as well as the reimbursement of any expenses.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 2009, certain information concerning the beneficial ownership of our Common Stock by (i) each shareholder known by us to own beneficially five percent or more of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Laiyang Jiangbo Pharmaceuticals Enterprises, Inc., Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park, Laiyang City, Yantai, Shandong Province, PRC 265200. The percentage of class beneficially owned set forth below is based on 11,142,046 shares of common stock outstanding on September 24, 2009. The issued and outstanding shares do not include 2,415,900 shares of our common stock issuable upon the exercise of our outstanding warrants and options and 4,292,500 shares of our common stock issuable upon conversion of our standing convertible debts.

Named Executive Officers and Directors	Number of Shares of Common Stock Beneficially Owned (1) (2)		Percentage of Outstanding Common Stock
Cao Wubo, Chief Executive Officer and Chairman of the Board†	4,856,592	(3)	43.58%
Elsa Sung, Chief Financial Officer†	3,875		*
Xu Haibo, Vice President, Chief Operating Officer and Director†	–		–
Dong Lining, Vice President, Director of Technology†	–		–
Yang Weidong, Vice President, Director of Sales†	–		–
Xin Jingsheng, Director of Equipment†	–		–
Xue Hong, Controller†	7,500		*
Feng Xiaowei, Director†	–		–
Huang Lei, Director†	–		–
Ge Jian, Director†	9,993		*
Michael Marks†	1,250		*
John (Yang) Wang†	1,250		*
Total Held by Directors and Executive Officers (twelve individuals)	4,880,460		43.80%

5% Shareholders
Verda International Limited (4) A-1 Building Dasi Street Laiyan City, Shandong Province, PRC	4,856,592		43.58%
Qiao Pengju No. 1 Building, Zhongxiao District Mashang Road No.4-002 Laiyang City, Shandong Province, PRC	643,651		5.77%
Pope Investments LLC(5)(6) 5100 Poplar Avenue, Suite 805 Memphis, Tennessee 38137	1,113,090		9.99%

* Represents less than one percent (1%).

(1)	Based on 11,142,046 outstanding shares of Common Stock as of September 24, 2009.

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

(5)
Includes (i) 625,000 shares of Common Stock issuable to Pope Investments LLC,, upon conversion of $5,000,000 aggregate principal amount of the Company’s Debentures and 400,000 shares of Common Stock issuable upon exercise of the November Warrants and (ii) up to an additional 2,1250,000 shares of Common Stock of the 2,125,000 shares of Common Stock issuable to Pope Investments upon conversion of $17,000,000 aggregate principal amount of the Company’s Notes and 1,062,500 shares of Common Stock issuable upon exercise of 1,062,500 Class A Warrants. Pope Asset Management LLC, a Tennessee limited liability company (“Pope Asset”) serves as an investment adviser and/or manager to Pope Investments. Pope Asset is the sole manager for Pope Investments and has sole voting control and investment and disposition power and discretion with respect to all securities held by Pope Investments. Pope Asset may be deemed to beneficially own shares owned or held by, or held for the account or benefit of, Pope Investments. Mr. William P. Wells is the sole manager of Pope Asset. Mr. Wells may be deemed to own shares owned or held by, or held for the account or benefit of, Pope Investments. Pope Asset and Mr. Wells do not directly own any shares of Common Stock

(6)
The percentage of shares of Common Stock that may be beneficially owned by Pope Investments is limited to 9.99% and no shares of Common Stock in excess of this beneficial ownership limitation may be issued by the Company to Pope Investments. This limitation may be waived by Pope Investments at any time upon 61 days’ notice to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans or Individual Compensation Arrangements

The following table sets forth information as of June 30, 2009 regarding securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan and our 2003 Stock Option, our 2004 Stock Plan as amended and any compensation plans not previously approved by our shareholders as of June 30, 2009.

Equity Compensation as of June 30, 2009

Plan Category	Number of securities to be Issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected incolumn 2)

	133,400	$4.20	-
Equity Compensation Plans or	2,000	$12.00	-
Individual Compensation	1,750	$16.00	-
Arrangements Not Approved by	1,875	$20.00	-
Security Holders (1)	1,875	$24.00	-

TOTAL	140,900	$5.18	-

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

Related Parties Transactions of Laiyang Jiangbo

Set forth below are the related parties transactions since July 1, 2008 between Laiyang Jiangbo’s shareholders, officers and/or directors, and Laiyang Jiangbo. As a result of the Exchange Transaction, we have contractual arrangements with Laiyang Jiangbo which give us the ability to substantially influence Laiyang Jiangbo's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

Accounts receivable - related parties

The Company had engaged in business activities with three related parties, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd, and Yantai Jiangbo Pharmaceuticals Co., Ltd. The Company’s Chief Executive Officer and other related parties have majority ownership of these entities. At June 30, 2009 and 2008, accounts receivable from the Company’s product sales to these related entities were $0 and $673,808, respectively. Accounts receivable due from related parties are receivable in cash and due within 3 to 6 months. For the years ended June 30, 2009, 2008, and 2007, the Company recorded sales to related parties as follows:

Name of Related Party	Relationship	Net Sales
		2009	2008	2007

Jiangbo Chinese-Western Pharmacy	90% owned by Chief Executive Officer	$108,176	$1,622,935	$3,018,502

Laiyang Jiangbo Medicals, Co. Ltd	100% owned by Chief Executive Officer and his spouse	-	1,185,183	436,909

Yantai Jiangbo Pharmaceuticals Co., Ltd.	Owned by Other Related Party	135,850	2,755,980	478,470

Total		$244,026	$5,564,098	$3,933,881

Other income from related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy. For the years ended June 30, 2009, 2008, and 2007, the Company recorded other income of $382,970, $110,152, and $102,472 from leasing the two buildings.

Other payables - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.  Other payable - related parties consisted of the following:

	June 30, 2009	June 30, 2008
Payable to Wubo Cao, Chief Executive Officer and Chairman of the Board	$184,435	$281,137

Payable to Haibo Xu, Chief Operating Officer and Director	33,688	43,839

Payable to Elsa Sung, Chief Financial Officer	18,333	-

Payable to John Wang, Director	2,500	-

Total other payable - related parties	$238,956	$324,976

 May 2008 Escrow Agreement

In connection with the May 2008 Financing, Mr. Cao, the Company’s Chief Executive Officer and Chairman of the Board, placed 3,750,000 shares of common stock of the Company owned by him into an escrow account pursuant to a make good escrow agreement, dated May 30, 2008 (the “Make Good Escrow Agreement”). In the event that either (i) the Company’s adjusted 2008 earnings before taxes is less than $26,700,000 USD (“2008 Guaranteed EBT”) or (ii) the Company’s 2008 adjusted fully diluted earnings before taxes per share is less than $1.6 USD (“2008 Guaranteed Diluted EBT”), 1,500,000 of such shares (the “2008 Make Good Shares”) are to be released pro rata to the May 2008 Investors. In the event that either (i) the Company’s adjusted 2009 earnings before taxes is less than $38,400,000 USD (“2009 Guaranteed EBT”) or (ii) the Company’s adjusted fully diluted earnings before taxes per share is less than $2.32 USD (or $2.24 USD if the 500,000 shares of common stock held in escrow in connection with the November 2007 private placement have been released from escrow) (“2009 Guaranteed Diluted EBT”), 2,250,000 of such shares (the “2009 Make Good Shares”) are to be released pro rata to the May 2008 Investors. Should the Company successfully satisfy these respective financial milestones, the 2008 Make Good Shares and 2009 Make Good Shares will be returned to Mr. Cao. The Company has determined that both thresholds for the period ended June 30 2009 and June 30, 2008 have been met. The make good shares have yet to be returned to Mr. Cao.  In addition, Mr. Cao is required to deliver shares of common stock owned by him to the Investors on a pro rata basis equal to the number of shares (the “Settlement Shares”) required to satisfy all costs and expenses associated with the settlement of all legal and other matters pertaining to the Company prior to or in connection with the completion of the Company’s October 2007 share exchange in accordance with formulas set forth in the May 2008 Securities Purchase Agreement (post 40-to-1 reverse split).

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current principal accountants, Moore Stephens Wurth Frazer and Torbet, LLP for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

	Fiscal 2009	Fiscal 2008
Audit Fees	$268,600	$245,000
Audit-Related Fees	26,000	20,000
Tax Fees	8,000	-
All Other Fees	-	-
Total	$302,600	$265,000

Aggregate fees billed by our previous principal accountants, Sherb & Co., for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

Fiscal 2007
Audit Fees	$82,500
Audit-Related Fees	0
Tax Fees	12,500
All Other Fees	0
Total	$95,000

Audit Fees— This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statements Schedules

The following financial statements of Jiangbo Pharmaceuticals, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

(b) Exhibits

*Filed Herewith

Exhibit Number	Description
2.1	Share Acquisition and Exchange Agreement by and among Genesis, Karmoya and Karmoya Shareholders dated October 1, 2007 (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Articles of Amendment to Articles of Incorporation (2)
3.4	Articles of Amendment to Articles of Incorporation (2)
3.5	Articles of Amendment to Articles of Incorporation (3)
3.6	Articles of Amendment to Articles of Incorporation (4)
3.7	Articles of Amendment to Articles of Incorporation (5)
4.1	Articles of Amendment to Articles of Incorporation, Preferences and Rights of Series A Preferred Stock (6)
4.2	Articles of Amendment to Articles of Incorporation, Preferences and Rights of Series B Voting Convertible Preferred Stock (7)
4.3	6% Convertible Subordinated Debenture, dated November 7, 2007 (8)
4.4	Common Stock Purchase Warrant, dated November 7, 2007 (8)
4.5	Form of 6% Convertible Note (9)
4.6	Form of Class A Common Stock Purchase Warrant (9)
10.1	Securities Purchase Agreement, dated as of November 6, 2007, between Genesis Pharmaceuticals Enterprises, Inc. and Pope Investments, LLC (8)
10.2	Registration Rights Agreement, dated as of November 6, 2007, between Genesis Pharmaceuticals Enterprises, Inc. and Pope Investments, LLC (8)

10.3	Closing Escrow Agreement, dated as of November 6, 2007, by and among Genesis Pharmaceuticals Enterprises, Inc., Pope Investments, LLC and Sichenzia Ross Friedman Ference LLP (8)
10.4
Securities Purchase Agreement, dated May 30, 2008, by and among the Company, Karmoya International Ltd., Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., Wubo Cao and the investors party thereto (9)

10.5	Make Good Escrow Agreement, dated May 30, 2008, by and among the Company, the investors party thereto, Pope Investments LLC, Wubo Cao and Loeb & Loeb LLP (9)
10.6	Holdback Escrow Agreement, dated May 30, 2008, by and among the Company, the investors party thereto and Loeb & Loeb LLP (9)
10.7	Registration Rights Agreement, dated May 30, 2008, by and among the Company and the investors party thereto (9)
10.8	Lock-up Agreement, dated May 30, 2008, between the Company and Wubo Cao (9)
10.9	Employment Agreement between Elsa Sung and the Company, dated June 10, 2008 (10)
10.10	Consulting Agreement between the Company and Robert Cain, dated September 10, 2008 (11)
10.11
Asset Transfer Contract between Shandong Traditional Chinese Medicine College, The Traditional Chinese Medicine College of Shandong Hongrui Pharmaceutical Factory and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated January 23, 2009.(14)

10.12	Lease Agreement between Laiyang Jiangbo Pharmaceutical Co., Ltd and Jiangbo Chinese-Western Pharmacy dated May 4, 2008 (15)
10.13
Unofficial Summary Translation of the Supplemental Asset Transfer Agreement between Shandong Traditional Chinese Medicine College, The Traditional Chinese Medicine College of Shandong Hongrui Pharmaceutical Factory and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated February 10, 2009. (16)

10.14	Letter Agreement between the Company and Pope Investments LLC dated August 10, 2009. (17)
10.15	Unofficial Summary Translation of the Technology Cooperation Agreement between Shangdon University and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 16, 2007 *
10.16
Unofficial Summary Translation of the Pharmaceutical Industrialization Joint Base Agreement between Institute of Microbiology, Chinese Academy of Sciences and Laiyang Jiangbo Pharmaceutical Co. Ltd date November 12, 2007*

14.1	Code of Business Conduct and Ethics (12)
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) *
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)*
32.1	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Consulting Services Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.2	Equity Pledge Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.3	Operating Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.4	Proxy Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.5	Option Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.6	Audit Committee Charter (13)
99.7	Compensation Committee Charter (13)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on September 1, 1999.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2008.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 5, 2008.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 21, 2009.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on January 22, 2004.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 9, 2007.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2007.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2008.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2008.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 12, 2008.

(12)	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on January 13, 2006.

(13)	Incorporated by reference to the Company's Registration Statement on Form S-1/A filed on August 26, 2008.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 29, 2009.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed on April 10, 2009.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2009.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2009.

JIANGBO PHARMACEUTICALS, INC.

/s/ Cao Wubo
Cao Wubo, Chief Executive Officer and President

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Cao Wubo	Chairman of the Board, Chief Executive Officer and President	September 28, 2009
Cao Wubo

/s/ Xu Haibo	Vice President, Chief Operating Officer and Director	September 28, 2009
Xu Haibo

/s/ Elsa Sung	Chief Financial Officer	September 28, 2009
Elsa Sung

/s/ Xue Hong	Financial Controller	September 28, 2009
Xue Hong

/s/ Feng Xiaowei	Director	September 28, 2009
Feng Xiaowei

/s/ Huang Lei	Director	September 28, 2009
Huang Lei

/s/ Ge Jian	Director	September 28, 2009
Ge Jian

/s/Michael Marks	Director	September 28, 2009
Michael Marks

/s/John (Yang) Wang	Director	September 28, 2009
John (Yang) Wang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Jiangbo Pharmaceuticals, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Jiangbo Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of June 30, 2009 and 2008, and the consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2009. Jiangbo Pharmaceuticals, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jiangbo Pharmaceuticals, Inc and Subsidiaries as of June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/S/ Moore Stephens Wurth Frazer and Torbet, LLP

Brea, California
September 28, 2009

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND 2008

A S S E T S
	2009	2008
CURRENT ASSETS:
Cash	$104,366,117	$48,195,798
Restricted cash	7,325,000	7,839,785
Investments	879,228	2,055,241
Accounts receivable, net of allowance for doubtful accounts of $694,370 and $155,662
as of June 30, 2009 and 2008, respectively	19,222,707	24,312,077
Accounts receivable - related parties	-	673,808
Inventories	3,277,194	3,906,174
Other receivables	167,012	152,469
Advances to suppliers	236,496	1,718,504
Financing costs - current	680,303	680,303
Total current assets	136,154,057	89,534,159

PLANT AND EQUIPMENT, net	13,957,397	11,225,844

OTHER ASSETS:
Restricted investments	1,033,463	2,481,413
Financing costs, net	556,365	1,236,641
Intangible assets, net	17,041,181	9,916,801
Total other assets	18,631,009	13,634,855

Total assets	$168,742,463	$114,394,858

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$6,146,497	$2,341,812
Short term bank loans	2,197,500	2,772,100
Notes payable	7,325,000	5,843,295
Other payables	2,152,063	3,510,864
Refundable security deposits due to distributors	4,102,000	-
Other payables - related parties	238,956	324,976
Accrued liabilities	1,356,898	334,439
Liabilities assumed from reorganization	1,565,036	1,084,427
Taxes payable	11,248,226	166,433
Total current liabilities	36,332,176	16,378,346

CONVERTIBLE DEBT, net of discount $28,493,089 and $32,499,957
as of June 30, 2009 and 2008, respectively	6,346,911	2,500,043

Total liabilities	42,679,087	18,878,389

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Convertible preferred stock Series A ($0.001 par value; 0 and 20,000,000
shares authorized as of June 30, 2009 and 2008, respectively; 0 shares issued and outstanding as of June 30, 2009 and 2008)	-	-
Common stock ($0.001 par value, 22,500,000 and 15,000,000 shares authorized, 10,435,099 and
9,767,844 shares issued and outstanding as of June 30, 2009 and 2008, respectively)	10,435	9,770
Paid-in-capital	48,397,794	45,554,513
Captial contribution receivable	(11,000)	(11,000)
Retained earnings	67,888,667	39,008,403
Statutory reserves	3,253,878	3,253,878
Accumulated other comprehensive income	6,523,602	7,700,905
Total shareholders' equity	126,063,376	95,516,469
Total liabilities and shareholders' equity	$168,742,463	$114,394,858

See report of indepdendent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007

	2009	2008	2007
REVENUES:
Sales	$117,143,950	$93,982,407	$72,259,812
Sales - related parties	244,026	5,564,098	3,933,881
TOTAL REVENUES, net	117,387,976	99,546,505	76,193,693

Cost of sales	27,854,747	21,072,674	19,961,439
Cost of sales - related parties	54,519	1,433,873	1,200,091
COST OF SALES	27,909,266	22,506,547	21,161,530

GROSS PROFIT	89,478,710	77,039,958	55,032,163

RESEARCH AND DEVELOPMENT EXPENSE	4,395,000	3,235,715	11,143,830

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35,315,529	41,593,197	25,579,361

INCOME FROM OPERATIONS	49,768,181	32,211,046	18,308,972

OTHER (INCOME) EXPENSE, NET
Non-operating expense	894,014	708,338	-
Non-operating income	(89,453)	(1,281,149)	(6,484,484)
Non-operating income - related party	(382,970)	(110,152)	(102,472)
Interest expense, net	5,904,511	3,092,183	211,616
Loss from discontinued operations	1,781,946	380,027	-
OTHER EXPENSE (INCOME), NET	8,108,048	2,789,247	(6,375,340)

INCOME BEFORE PROVISION FOR INCOME TAXES	41,660,133	29,421,799	24,684,312

PROVISION FOR INCOME TAXES	12,779,869	6,970,739	2,631,256

NET INCOME	28,880,264	22,451,060	22,053,056

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on marketable securities	(1,514,230)	1,347,852	-
Foreign currency translation adjustment	336,927	5,206,612	1,018,130

COMPREHENSIVE INCOME	$27,702,961	$29,005,524	$23,071,186

WEIGITED AVERAGE NUMBER OF SHARES:
Basic	10,061,326	9,164,127	7,494,740
Dilulted	14,484,830	9,737,832	7,494,740

EARNINGS PER SHARE:
Basic	$2.87	$2.45	$2.94
Diluted	$0.09	$1.84	$2.94

See report of indepdendent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Par Vaule $0.001		Treasury Stock		Additional	Capital	Retained Earnings		Accumulated other
	Number	Common	Number	Treasury	Paid-in	contribution	Statutory	Unrestricted	comprehensive
	of shares	stock	of shares	stock	capital	receivable	reserves	earnings	income	Totals
BALANCE, June 30, 2006	7,494,740	$7,495	10,000	$(2,805)	$13,216,309	$(12,011,000)	$648,667	$7,453,498	$128,311	$9,440,475
										-
Capital contribution					5,128,000					5,128,000
Dividend distribution								(10,344,000)		(10,344,000)
Net income								22,053,056		22,053,056
Adjustment to statutory reserve							1,508,970	(1,508,970)		-
Foreign currency translation gain									1,018,130	1,018,130
BALANCE, June 30, 2007	7,494,740	$7,495	10,000	$(2,805)	$18,344,309	$(12,011,000)	$2,157,637	$17,653,584	$1,146,441	$27,295,661

Recapitalization of Company	2,131,603	2,132			3,815,813					3,817,959
Common stock Issued for conversion of options	44,031	44			(44)					0
Issuance of common stock @ $4.80 per share	37,500	38			179,963					180,001
Exercise of stock options to common stock @ $4.20 per share	37,500	38			157,463					157,501
Conversion of convertible preferred stock A to common stock	16,595	17			(2)					-
Capital contribution registered					(12,000,000)	12,000,000				-
Sales of treasury stock			(10,000)	2,805	(830)					1,975
Grant of warrants and beneficial conversion feature
in connection with convertible debt					35,000,000					35,000,000
Common stock issued for service @ $8.00 per share	5,875	6			46,994					47,000
Stock option compensation					10,847					10,847
Net income								22,451,060		22,451,060
Adjustment to statutory reserve							1,096,241	(1,096,241)		-
Change in fair value on restricted marketable equity securities									1,347,852	1,347,852
Foreign currency translation gain									5,206,612	5,206,612
BALANCE, June 30, 2008	9,767,844	$9,770	-	$-	$45,554,513	$(11,000)	$3,253,878	$39,008,403	$7,700,905	$95,516,469

Shares issued for adjustments for 1:40 reverse split	1,104	-								-
Cancellation of common stock for settlement @ $8 per share	(2,500)	(2)			(19,998)					(20,000)
Common stock issued for service @ $8 per share	2,500	2			19,998					20,000
Common stock issued for service @ $9 per share	2,500	2			22,498					22,500
Common stock issued to Hongrui @ $4.035 per share	643,651	644			2,596,488					2,597,132
Stock-based compensation					64,314					64,314
Conversion of convertible debt to stock	20,000	20			159,980					160,000
Net income								28,880,264		28,880,264
Change in fair value on restricted marketable equity securities									(1,514,230)	(1,514,230)
Foreign currency translation gain									336,927	336,927
BALANCE, June 30, 2009	10,435,099	$10,435	$-	$-	$48,397,794	$(11,000)	$3,253,878	$67,888,667	$6,523,602	$126,063,376

See report of indepdendent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007

	2009		2008		2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$28,880,264		$22,451,060		$22,053,056
Loss from discontinued operations		1,781,946		380,027		-
Income from continued operations		30,662,210		22,831,087		22,053,056
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation		679,507		517,863		364,417
Amortization of intangible assets		735,427		184,465		122,126
Amortization of debt issuance costs		680,276		123,964		-
Amortization of debt discount		4,006,868		2,500,043		-
Bad debt (recovery) expense		538,069		(27,641)		-
Loss on sale of marketable securities		473,303		-		-
Unrealized loss on investments		229,425		696,528		-
Other non-cash settlement income expense		(20,000)		-		-
Common stock issued for services		-		46,994
Amortization of stock option compensation		106,815		10,847		-
Gain on forgiveness of debt		-		(86,752)		-
Changes in operating assets and liabilities
Accounts receivable		4,651,284		(10,534,270)		(1,534,814)
Accounts receivable - related parties		676,579		(113,465)		(62,599)
Notes receivables		-		60,694		(26,626)
Inventories		792,293		1,686,090		1,727,215
Other receivables		(21,038)		(111,571)		(20,889)
Advances to suppliers		1,495,805		(1,259,254)		(66,821)
Other assets		-		92,996		1,563,800
Accounts payable		3,795,084		55,085		(2,027,968)
Accrued liabilities		1,182,018		211,362		45,567
Other payables		(1,534,740)		2,033,689		(827,498)
Other payables - related parties		(86,692)		(822,155)		(3,848,086)
Refundable security deposits due to distributors		4,102,000		-		-
Liabilities assumed from reorganization		(1,301,337)		(1,172,816)		-
Taxes payable		11,081,110		169,790		(2,168,912)
Net cash provided by operating activities		62,924,266		17,093,573		15,291,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Hongrui		(8,584,900)		-		-
Proceeds from sale of investments		407,005		1,034,028		-
Proceeds from sale of restricted investments		-		155,000		-
Purchase of equipment		(156,702)		(453,718)		(183,237)
Purchase of intangible assets		-		(8,870,631)		-
Cash proceeds from sale of equipment		15,615		-		-
Cash proceeds from reverse acquisition		-		534,950
Net cash used in investing activities		(8,318,982)		(7,600,371)		(183,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash		538,815		3,292,168		435,022
Proceeds from notes payable		13,896,990		-		-
Principal payments on notes payable		(12,439,315)		(3,292,168)		(435,022)
Borrowings on short term bank loans		2,197,500		2,616,110		4,471,600
Principal payments on short term bank loans		(2,783,500)		(4,819,150)		(5,688,450)
Proceeds from sale of common stock		-		337,500		-
Proceeds from sale of treasury stock		-		1,975		-
Payment to escrow acount		-		(1,996,490)		-
Payments for dividend		-		(10,608,000)		-
Proceeds from convertible debt		-		32,974,500		-
Payments for debt issuance cost		-		(15,408)		-
Net cash provided by (used in) financing activities		1,410,490		18,491,037		(1,216,850)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH		154,545		2,474,351		473,729

NET INCREASE IN CASH		56,170,319		30,458,590		14,365,610

CASH, beginning of the year		48,195,798		17,737,208		3,371,598

CASH, end of the year		$104,366,117		$48,195,798		$17,737,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest		$2,255,809		$493,781		$280,628
Cash paid for taxes		$6,167,810		$7,001,264		$447,911
Non-cash investing and financing activities:	$		$		$
Capital contribution made bia contribution of land use rights and buildings	$		$			$51,280,000
Common stock issued to acquire Hongrui		$2,597,132	$		$

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 1 – Organization and business

Jiangbo Pharmaceuticals, Inc. (the “Company” or “Jiangbo”) was originally incorporated in the state of Florida on August 15, 2001, under the name Genesis Technology Group, Inc. with the principal business objective of operating as a business development and marketing firm that specializes in advising and providing  a turnkey solution for small and mid-sized Chinese companies entering western markets. On October 12, 2007, after a share exchange transaction, the Company’s corporate name was changed to Genesis Pharmaceuticals Enterprises, Inc (“Genesis”).

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

On October 1, 2007, Genesis executed a Share Acquisition and Exchange Agreement (“Exchange Agreement”) by and among Genesis, Karmoya International Ltd. (“Karmoya”), a British Virgin Islands (“BVI”) company, and the shareholders of 100% of Karmoya’s capital stock (the “Karmoya Shareholders”). After the closing of the share exchange transaction, Karmoya became the Company’s wholly-owned subsidiary, and the Company’s primary operations now consist of the business and operations of Karmoya and its subsidiaries.

Contemporaneous with the share exchange agreement in October 2007, the Company discontinued the business development and marketing segment of the Company, which had been the Company’s principal business objective prior to the reverse merger as described in Note 6. (The business development and marketing segment represented 100% of the Company’s activities prior to October 1, 2007.) Liabilities of the business development and marketing segment are reclassified as liabilities assumed from reorganization in the accompanying consolidated balance sheets. The results of operations and cash flows of the business development and marketing segment of the Company have been reflected as loss from discontinued operations in the consolidated statements of income and consolidated statements of cash flows, respectively, for the years ended June 30, 2009 and 2008. Except for Jiangbo Pharmaceuticals, Inc., all other entities that were consolidated into the Company prior to October 1, 2007, have been administratively dissolved.

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

On September 20, 2007, Karmoya acquired 100% of Union Well International Limited (“Union Well”), a Cayman Islands corporation established on May 9, 2007. On September 17, 2007, Union Well established a wholly-owned subsidiary, Genesis Jiangbo (“Laiyang”) Biotech Technology Co., Ltd. (“GJBT”), in the PRC as a wholly-owned foreign limited liability company with an original registered capital of $12 million. GJBT develops, manufactures, and sells health medicines. The Company increased its registered capital in GJBT to $30,000,000 in June 2008. In August 2008, the PRC government approved for GJBT to increase its registered capital from $30 million to $58 million. In August 2008, the PRC government approved for GJBT to increase its registered capital from $30 million to $58 million. The PRC laws require Union Well, the 100% owner of GJBT to contribute at least 20% of the registered capital within 30 days of the approval and the remaining balance was required to be contributed within two years of the approval date. In August 2008, GJBT received additional registered capital in the amount of $1,996,001

See report of independent registered public accounting firm.

Laiyang Jiangbo was formed under laws of the PRC in August 2003, with registered capital of $1,210,000 (RMB 10,000,000). On December 1, 2006, Laiyang Jiangbo’s registered capital increased to $6,664,000 (RMB 50,000,000), and on December 22, 2006, the registered capital was funded by the contribution of certain buildings to the Company. Laiyang Jiangbo produces and sells western pharmaceutical products in China and focuses on developing innovative medicines to address various medical needs for patients worldwide. Laiyang Jiangbo operates in 26 provinces in the PRC, and is headquartered in Laiyang City, Shandong province, China.

On September 21, 2007, GJBT entered into a series of contractual arrangements (“Contractual Arrangements”) with Laiyang Jiangbo and its shareholders. Under the terms of the Contractual Arrangements, GJBT took control over the management of the business activities of Laiyang Jiangbo and holds a 100% variable interest in Laiyang Jiangbo. The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement and an Operating Agreement, through which GJBT has the right to advise, consult, manage, and operate Laiyang Jiangbo, and collect and own all of their respective net profits. Additionally, Laiyang Jiangbo’s shareholders have granted their voting rights over Laiyang Jiangbo to GJBT. In order to further reinforce GJBT’s rights to control and operate Laiyang Jiangbo, Laiyang Jiangbo and its shareholders have granted GJBT the exclusive right and option to acquire all of their equity interests in Laiyang Jiangbo or, alternatively, all of the assets of Laiyang Jiangbo. Further Laiyang Jiangbo’s shareholders have pledged all of their rights, titles, and interests in Laiyang Jiangbo to GJBT. GJBT is 100% owned by Union Well International Ltd. (“Union Well”) which is 100% owned Karmoya. The Company’s CEO and Chairman, Mr. Cao Wubo and his wife, Mrs. Xun Guihong, jointly owned 74.4 % of Karmoya prior to October 1, 2007.  Remaining 25.6% of Karmoya ownership was transferred to Genesis Technology Group, Inc. (now known as Genesis Pharmaceuticals Enterprises, Inc.) from various parties on October 1, 2007. As Karmoya, Union Well, and GJBT all have the same sole executive director, Mr. Cao Wubo, and the voting ownership of Laiyang Jiangbo and GJBT meet the criteria for common control for accounting purposes, Laiyang Jiangbo and GJBT have been operated under the common control.

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

In October 2007, the Company recapitalized the Company to give effect to the Exchange Agreement.  Under generally accepted accounting principles, the acquisition by the Company of Karmoya is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Karmoya of the Company, then known as Genesis Technology Group, Inc., with the issuance of stock by Karmoya for the net monetary assets of the Company.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Karmoya. Since Karmoya, Union Well and GJBT did not have any business activities, the Company’s accompanying financial statements prior to the closing on the reverse acquisition reflect only the business activities of Laiyang Jiangbo.  The financial statements reflect the recapitalization of the shareholders’ equity as if the transactions occurred as of the beginning of the first period presented.

See report of independent registered public accounting firm.

Pursuant to the Exchange Agreement, the shareholders of Karmoya transferred to the Company all of the outstanding shares of Karmoya in exchange for 597 shares of the Company’s common stock, and 5,995,780 shares of the Company’s Series B convertible voting preferred stock and convertible into 299,789,000 common shares of the Company. The 594 shares of common stock and 5,995,780 shares of preferred stocks issued to the former Karmoya stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition. Upon the preferred stock conversion, as of the closing date, the holder of the preferred stock would hold approximately 75% of the Company’s issued and outstanding common stock.  As a result, Karmoya became the Company’s wholly-owned subsidiary. As a result of the transaction pursuant to the Exchange Agreement, the Company’s business has become the business of Laiyang Jiangbo. The sole director and officer of Karmoya is Mr. Wubo Cao, who, as a result of the exchange, became the Chief Executive Officer, President and Chairman of the Board of the Company.

Note 2 - Summary of significant accounting policies

Basis of presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the following entities, and all significant intercompany transactions and balanced have been eliminated in consolidation:

Consolidated entity name:	Percentage of ownership
Karmoya International Ltd.	100%
Union Well International Limited	100%
Genesis Jiangbo Biotech Technology Co., Ltd.	100%
Laiyang Jiangbo Pharmaceutical Co., Ltd.	Variable Interest Entity

Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”), addresses whether certain types of entities, referred to as variable interest entities should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of FIN 46R, Laiyang Jiangbo is considered variable interest entities, and the Company is the primary beneficiary. The Company’s relationships with Laiyang Jiangbo and its shareholders are governed by a series of contractual arrangements between GJBT, the Company’s wholly foreign-owned enterprise in the PRC, and Laiyang Jiangbo, which is the operating company of the Company in the PRC. Under PRC laws, each of GJBT and Laiyang Jiangbo is an independent legal entity and neither of them is exposed to liabilities incurred by the other parties. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC.

On September 21, 2007, the Company entered into the following contractual arrangements with Laiyang Jiangbo:

Consulting Services Agreement: Pursuant to the exclusive consulting services agreement between GJBT and Laiyang Jiangbo, GJBT has the exclusive right to provide to Laiyang Jiangbo general consulting services related to pharmaceutical business operations, as well as consulting services related to human resources and technological research and development of pharmaceutical products and health supplements (the “Services”). Under this agreement, GJBT owns the intellectual property rights developed or discovered through research and development while providing the Services for Laiyang Jiangbo. Laiyang Jiangbo pays a quarterly consulting service fee in Chinese Renminbi (“ RMB ”) to GJBT that is equal to all of Laiyang Jiangbo's revenue for such quarter.

See report of independent registered public accounting firm.

Operating Agreement: Pursuant to the operating agreement among GJBT, Laiyang Jiangbo and the shareholders of Laiyang Jiangbo who collectively hold 100% of the outstanding shares of Laiyang Jiangbo (collectively, the “ Laiyang Shareholders ”), GJBT provides guidance and instructions on Laiyang Jiangbo's daily operations, financial management and employment issues. The Laiyang Shareholders must appoint the candidates recommended by GJBT as members of Laiyang Jiangbo's board of directors. GJBT has the right to appoint senior executives of Laiyang Jiangbo. In addition, GJBT agrees to guarantee Laiyang Jiangbo's performance under any agreements or arrangements relating to Laiyang Jiangbo's business arrangements with any third party. Laiyang Jiangbo, in return, agreed to pledge its accounts receivable and all of its assets to GJBT. Moreover, Laiyang Jiangbo agrees that without the prior consent of GJBT, Laiyang Jiangbo will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Laiyang Jiangbo, including, but not limited to, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party, or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years from September 21, 2007, unless early termination occurs in accordance with the provisions of the agreement and may be extended only upon GJBT's written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

  Equity Pledge Agreement: Pursuant to the equity pledge agreement among GJBT, Laiyang Jiangbo and the Laiyang Shareholders, the Laiyang Shareholders pledged all of their equity interests in Laiyang Jiangbo to GJBT to guarantee Laiyang Jiangbo's performance of its obligations under the consulting services agreement. If either Laiyang Jiangbo or any of the Laiyang Shareholders breaches its respective contractual obligations, GJBT, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Laiyang Shareholders also granted GJBT an exclusive, irrevocable power of attorney to take actions in the place and stead of the Laiyang Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that GJBT may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The Laiyang Shareholders agreed, among other things, not to dispose of the pledged equity interests or take any actions that would prejudice GJBT's interest. The equity pledge agreement will expire two (2) years after Laiyang Jiangbo obligations under the exclusive consulting services agreement have been fulfilled.

Option Agreement: Pursuant to the option agreement among GJBT, Laiyang Jiangbo and the Laiyang Shareholders, the Laiyang Shareholders irrevocably granted GJBT or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Laiyang Jiangbo for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. GJBT or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years from September 21, 2007, unless early termination occurs in accordance with the provisions of the agreement and may be extended only upon GJBT's written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

  Proxy Agreement: Pursuant to the proxy agreement among GJBT and the Laiyang Shareholders, the Laiyang Shareholders agreed to irrevocably grant and entrust all the rights to exercise their voting power to the person(s) appointed by GJBT. GJBT may from time to time establish and amend rules to govern how GJBT shall exercise the powers granted to it by the Laiyang Shareholders, and GJBT shall take action only in accordance with such rules. The Laiyang Shareholders shall not transfer their equity interests in Laiyang Jiangbo to any individual or company (other than GJBT or the individuals or entities designated by GJBT). The Laiyang Shareholders acknowledged that they will continue to perform this agreement even if one or more than one of them no longer hold the equity interests of Laiyang Jiangbo. This agreement may not be terminated without the unanimous consent of all of the parties, except that GJBT may terminate this agreement by giving thirty (30) days prior written notice to the Laiyang Shareholders.

See report of independent registered public accounting firm.

These contractual arrangements obligate GJBT to absorb a majority of the risk of loss from Laiyang Jiangbo’s  activities and enable GJBT  to receive a majority of its expected residual returns.  GJBT also has the right to appoint senior executives and members of Laiyang Jiangbo’s board of directors, and Laiyang Jiangbo also agrees that without the prior consent of GJBT, Laiyang Jiangbo will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Laiyang Jiangbo. Because of the contractual arrangements, the Company has a pecuniary interest in Laiyang Jiangbo that requires consolidation of the Company’s and Laiyang Jiangbo’s financial statements.

Reverse stock split

In July 2008, the Company approved a 40-to-1 reverse stock split, effective on September 4, 2008. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse split. All share representations are on a post-split basis.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar (“USD”). The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rates as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at June 30, 2009, were translated at 6.83 RMB to $1.00 USD as compared to 6.85 RMB to $1.00 USD at June 30, 2008. The average translation rates applied to income statements for the years ended June 30, 2009, 2008, and 2007 were 6.83 RMB, 7.26 RMB and 7.81 RMB to $1.00 USD, respectively.

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

See report of independent registered public accounting firm.

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

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures about those instruments.  SFAS 157, “Fair Value Measurements,” adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  Investments, receivables, payables, short term loans and convertible debt all qualify as financial instruments.  Management concluded the receivables, payables and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated rates of interest are equivalent to rates currently available.

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

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Further, as required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

The following table sets forth by level within the fair value hierarchy the financial assets and liabilities that were accounted for at fair value on a recurring basis.

	Carrying Value at June 30, 2009	Fair Value Measurements at June 30, 2009, Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Investments	$879,228	$879,228	$-	$-
Investments, restricted	1,033,463	1,033,463	-	-
$5M Convertible Debt (November 2007)	1,362,923	-	-	5,276,423
$29.8M Convertible Debt (May 2008)	4,983,988	-	-	31,251,796
Total	$8,259,602	$1,912,691	$-	$36,528,219

See report of independent registered public accounting firm.

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

Stock-based compensation

The Company records stock-based compensation expense pursuant to SFAS No. 123R (“SFAS 123R”), “Share Based Payment.” SFAS 123R requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company estimates the fair value of the award using the Black-Scholes option pricing model. Under SFAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS 123R requires forfeitures to be estimated at the time of grant and be revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

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

See report of independent registered public accounting firm.

The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At June 30, 2009 and 2008, the Company’s bank balances, including restricted cash balances, exceeded government-insured limits by approximately $111,684,000 and $55,576,000, respectively. The Company has not experienced non-performance by these institutions.

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

As of June 30, 2009 and 2008, the Company had restricted cash of $7,325,000 and $7,839,785, respectively, of which $7,325,000 and $5,843,295, respectively, were maintained as security deposits for bank acceptance related to the Company’s notes payable. At June 30, 2008, $1,996,490 of the restricted cash amounts were maintained in the Company’s legal counsel’s hold-back escrow account related to the May 2008 convertible note issuance (Note 14), contingent on the Company’s satisfaction of certain financing terms. These monies were released to the Company in full in July 2008.

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

For the year ended June 30, 2009, realized loss on trading securities amounted to $473,303. Unrealized loss on trading securities amounted to $229,425 for the year ended June 30, 2009. For the year ended June 30, 2008, realized loss on trading securities amounted to $44,881. Unrealized loss on trading securities amounted to $651,464 for the year ended June 30, 2008.

For the year ended June 30, 2009, unrealized loss on available-for-sales securities amounted to $1,514,230. For the year ended June 30, 2008, unrealized gain on available-for-sales securities amounted to $1,347,852.

For the years ended June 30, 2007, there was no realized or unrealized gain or loss on trading securities or available-for-sale securities.

See report of independent registered public accounting firm.

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

The activities in the allowance for doubtful accounts are as follows for the years ended June 30, 2009 and 2008:

	2009	2008
Beginning allowance for doubtful accounts	$155,662	$166,696
Bad debt expense (recovery)	538,068	(27,641)
Foreign currency translation adjustments	640	16,607
Ending allowance for doubtful accounts	$694,370	$155,662

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the weighted average method.
The Company reviews its inventory periodically for possible obsolescence or to determine if any reserve is necessary. As of June 30, 2009 and 2008, the Company determined that no inventory reserves were necessary.

Advances to suppliers

Advances to suppliers represent partial payments or deposits for future inventory purchases. These advances to suppliers are non-interest bearing and unsecured. From time to time, vendors require a certain amount of monies to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis. As of June 30, 2009, and 2008, the Company’s advance to suppliers amounted to approximately $236,000 and $1,719,000, respectively.

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

See report of independent registered public accounting firm.

Intangible assets

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. The land use rights are amortized on the straight-line method over the terms of the land use rights, which range from 20 to 50 years. The Company acquired land use rights in August 2004 and October 2007 in the amounts of approximately $879,000 and $8,871,000, respectively, which are included in intangible assets. (See Note 8)

Intangible assets also consist of purchased technological know-how (“patents”). This includes secret formulas, manufacturing processes, technical and procedural manuals, and the certificate of drugs production, and customer list and customer relationships and are amortized using the straight-line method over the expected useful life of 3 to 5 years, which reflects the period over which the patents are kept secret to the Company as agreed between the Company and the selling parties. (See Note 8)

The estimated useful lives of intangible assets are as follows:

Useful Life
Land use rights	50 Years
Patents	5 Years
Licenses	5 Years
Customer list and customer relationships	3 Years
Trade secrets - formulas and know how technology	5 Years

Impairment of long-lived assets

Long-lived assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying values have become impaired. The Company considers assets to be impaired if the carrying values exceed the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2009, the Company expects these assets to be fully recoverable.

Beneficial conversion feature of convertible notes

The Company accounted for the $5,000,000 and $30,000,000 secured convertible notes issued pursuant to the subscription agreements discussed in Note 13 under Emerging Issues Task Force (“EITF”) 00-27, ‘‘Application of Issue 98-5 to Certain Convertible Instruments.” In accordance with EITF 00-27, the Company has determined that the convertible notes contained beneficial conversion feature because on November 6, 2007, the effective conversion price of the $5,000,000 convertible note was $5.81 when the market value per share was $16.00, and on May 30, 2008, the effective conversion price of the $30,000,000 convertible note was $5.10 when the market value per share was $12.00. Total value of beneficial conversion feature of $2,904,092 for the November 6, 2007 convertible note and $19,111,323 for the May 30, 2008 convertible debt was treated as a discount to the convertible notes. The beneficial conversion feature is amortized using the effective interest method over the term of the notes. As of June 30, 2009 and 2008, a total of $17,955,637 and $20,453,441, respectively, remained unamortized relating to the beneficial conversion features.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under the asset and liability method as required by SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of June 30, 2009 and 2008, the Company did not have any net deferred tax assets or liabilities, and as such, no valuation allowances were recorded at June 30, 2009 and 2008.

See report of independent registered public accounting firm.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” as of July 1, 2007. FIN 48 clarifies the accounting and disclosure for uncertain tax positions and prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Value added tax

The Company is subject to value added tax (“VAT”) for manufacturing products and business tax for services provided. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is been made by the taxing authorities that a penalty is due.

VAT on sales and VAT on purchases amounted to $17,037,463 and $2,918,492, respectively, for the year ended June 30, 2009. VAT on sales and VAT on purchases amounted to $16,975,054 and $3,283,855, respectively, for the year ended June 30, 2008. VAT on sales and VAT on purchases amounted to $5,523,840 and $262,013, respectively, for the year ended June 30, 2007. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday. The Chinese local government exempted $1,428,804 and $6,126,464 of the Company’s VAT tax liability at June 30, 2008 and 2007, respectively, and this exemption has been included in the consolidated statement of income for the year then ended. The Company did not receive any VAT tax exemption in the year ended June 30, 2009.

See report of independent registered public accounting firm.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to $575,743, $365,327 and $280,099 for the years ended June 30, 2009, 2008, and 2007, respectively.

Advertising

Expenses incurred in the advertising of the Company and the Company’s products are charged to operations currently. Advertising expenses amounted to $2,572,631, $4,653,121 and $1,280,900 for the years ended June 30, 2009, 2008 and 2007, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties to assist in such efforts. Research and development costs for the years ended June 30, 2009, 2008, and 2007 were approximately $4,395,000, $3,236,000, and $11,144,000, respectively.

Recent accounting pronouncements

In June 2008, the FASB issued Emerging Issues Task Force Issue No. 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi). Management is currently evaluating the impact of adoption of EITF 07-5 on the accounting for related convertible notes transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 discusses that when an entity acquired in a business combination or an asset acquisition an intangible asset that it did not intend to actively use, otherwise known as a defensive asset, the entity historically allocated little or no value to the defensive asset. However, with the issuance of SFAS 141(R) and SFAS 157 the entity must recognize a value for the defensive asset that reflects the asset’s highest and best use based on market assumptions. Upon the effective date of both SFAS 141(R) and SFAS 157, acquirers will generally assign a greater value to a defensive asset than would typically have been assigned under SFAS 141. EITF No. 08-7 will be effective for the first annual reporting period beginning on or after December 15, 2008. EITF No. 08-7 will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of EITF No. 08-7 is not expected to have a material impact on the Company’s results of operations or financial condition.

See report of independent registered public accounting firm.

In April 2009, the FASB issued FSP SFAS No. 141 (R), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP SFAS No. 141 (R). FSP SFAS No. 141 (R) amends and clarifies SFAS No. 141, “Business Combinations,” in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141 (R) applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141 (R). FSP SFAS No. 141 (R) will be effective for the first annual reporting period beginning on or after December 15, 2008. FSP SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141 (R) will not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact of FSP FAS 157-4, but expects that the financial impact, if any, will not be material on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current "intent and ability" indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact of FSP FAS 115-2 and FAS 124-2 , but expects that the financial impact, if any, will not be material on its consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events (“SFAS 165”).” SFAS 165 provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. Management must perform its assessment for both interim and annual financial reporting periods. SFAS 165 does not significantly change the Company’s practice for evaluating such events. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009 and requires disclosure of the date subsequent events are evaluated through.

See report of independent registered public accounting firm.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162” (“SFAS 168”). SFAS 168 establishes the Codification as the source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes two levels of guidance — authoritative and non-authoritative. According to the FASB, all “non-grandfathered, non-SEC accounting literature” that is not included in the Codification would be considered non-authoritative. The FASB has indicated that the Codification does not change current GAAP. Instead, the changes aim to (1) reduce the time and effort it takes for users to research accounting questions and (2) improve the usability of current accounting standards. The Codification is effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification to its disclosures beginning with the first quarter ending September 30, 2009. As the Codification is not intended to change the existing accounting guidance, its adoption will not have an impact on the Company’s results of operations or financial condition.

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

Note 3 - Acquisition

On January 23, 2009, Laiyang Jiangbo entered into an asset acquisition agreement (the “Agreement”) with Shandong Traditional Chinese Medicine College (the “Medicine College”) and Shandong Hongrui Pharmaceutical Factory (“Shandong Hongrui” or “Hongrui”), a wholly-owned subsidiary of Medicine College,  pursuant to  which Laiyang Jiangbo purchased the majority of the assets owned by Hongrui, including all tangible assets, all manufacturing and office buildings, land, equipment and inventories and all rights to manufacture and distribute Hongrui’s 22 Traditional Chinese Medicines (“TCMs”), for an original contract purchase price of approximately $12 million consisting of approximately $9.6 million in cash and 643,651 shares of Jiangbo’s common stock. The $4.035 fair value of each common share was based on the weighted average trading price of the common stock of 5 days prior to the execution of the Agreement and amounted to $2,597,132. On February 10, 2009, the Agreement was amended to revise the total purchase price to approximately $11.1 million consisting of approximately $8.6 million in cash. The Company is obligated to issue 643,651 shares of Jiangbo’s stock to Medicine College within one year of the date of the execution of the Agreement. As of June 30, 2009, Laiyang Jiangbo paid approximately $8.6 million in cash in full. The 643,651 shares of Jiangbo’s common stock issuable to Medicine College in connection with the acquisition of Hongrui have been included in the accompanying consolidated balance sheet as outstanding shares.

See report of independent registered public accounting firm.

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” The purchase price was determined based on an arm's length negotiation and no finder's fees or commissions were paid in connection with this acquisition.

The following represents the allocation of the purchase price to the net assets acquired based on their respective fair values.  The accompanying consolidated financial statements include the acquisition of Hongrui, effective February 5, 2009. The following represents the allocation of the purchase price to the net assets acquired based on their respective fair values.

Inventory	$147,250
Plant and equipments	3,223,808
Intangible assets	7,810,974
Total assets acquired	11,182,032
Net assets acquired	11,182,032
Total consideration	$11,182,032

The following pro forma consolidated results of operations for the years ended June 30, 2009 and 2008, as if the acquisition of Hongrui had been completed as of the beginning of each year presented.  The pro forma information gives effect to actual operating results prior to the acquisition.  The pro forma amounts does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the years presented and is not intended to be a projection of future results:

	Year Ended June 30, 2009	Year Ended June 30, 2008
Net Revenues	$124,729,372	$115,573,456
Income from Operations	50,265,379	34,244,471
Net Income	29,234,644	23,848,737
Net Income Per Shares
Basic	$2.80	$2.43
Diluted	$0.11	$2.30
Weighted Average number of shares outstanding
Basic	10,424,592	9,807,778
Diluted	14,848,096	10,381,483

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

See report of independent registered public accounting firm.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended June 30, 2009, 2008, and 2007:

Basic earning per share

	2009	2008	2007
For the years ended June 30, 2009, 2008 and 2007
Net income for basic earnings per share	$28,880,264	$22,451,060	$22,053,056

Weighted average shares used in basic computation	10,061,326	9,164,127	7,494,740

Earnings per share – Basic	$2.87	$2.45	$2.94

Diluted earnings per share
	2009	2008	2007
For the years ended June 30, 2009, 2008 and 2007
Net income for basic earnings per share	$28,880,264	$22,451,060	$22,053,056
Add: interest expense	2,124,340	195,833	-
Add: financing cost amortization	680,276	71,708
Add: note discount amortization	4,004,868	545,359
Subtract: unamortized financing cost at beginning of the period	(1,916,944)	(349,000)	-
Subtract: unamortized debt discount at beginning of the period	(32,499,957)	(5,000,000)	-
Net income for diluted earnings per share	1,274,847	17,914,960	22,053,056
Weighted average shares used in basic computation	10,061,326	9,164,127	7,494,740
Diluted effect of stock options	48,504	87,910	-
Diluted effect of warrants	-	79,973	-
Diluted effect of convertible notes	4,375,000	405,822	-
Weighted average shares used in diluted computation	14,484,830	9,737,832	7,494,740

Earnings per share:
Basic	$2.87	$2.45	$2.94
Diluted	$0.09	$1.84	$2.94

For the year ended June 30, 2009, 2,275,000 warrants at an average exercise price of $9.65 and 7,500 options at an average exercise price of $17.93 were not included in the diluted earnings per share calculation due to the anti-diluted effect.

For the year ended June 30, 2008, the $30,000,000 convertible debt, 2,275,000 warrants at an average exercise price of $9.65 and 7,500 options at an average exercise price of $17.93 were not included in the diluted earnings per share calculation due to the anti-diluted effect.

For the year ended June 30, 2007, all options and warrants were excluded in the diluted earnings per share calculation due to the anti-diluted effect.

See report of independent registered public accounting firm.

Note 5 - Discontinued operations

In connection with the reverse merger with Karmoya on October 1, 2007, the Company determined to discontinue its operations of business development and marketing, as it no longer supported its core business strategy. The discontinuance of these operations did not involve any sale of assets of assumption of liabilities by another party. In conjunction with the discontinuance of operations, the Company determined that the assets related to the Company’s business development and marketing operations were subject to the recognition of impairment. However, since the related assets are continuing to be used by the Company’s Karmoya and subsidiaries, the Company determined that there had been no impairment. The remaining liabilities of the discontinued operations are reflected in the consolidated balance sheets under the caption "liabilities assumed from reorganization" which amounted to approximately $1,565,000 and $1,084,000 as of June 30, 2009 and 2008, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of a component of entity that has been disposed of or is classified as held for sale shall be reported in discontinued operations. Accordingly, the results of operations of the business development and marketing operation segment are reported as discontinued operations in the accompanying consolidated statements of income for the years ended June 30, 2009 and 2008. As the accompanying consolidated statements of income for the year ended June 30, 2007 reflect the results of operations for Karmoya and its subsidiaries, the discontinued operations of Genesis did not have any impact on the consolidated statements of income for those periods presented.

The following is a summary of the components of the loss from discontinued operations for the years ended June 30, 2009 and 2008:

	2009	2008
Revenues		$-
Cost of sales		-
Gross profit		-
Operating and other non-operating expenses	1,781,946	380,027
Loss from discontinued operations before other expenses and income taxes	1,781,946	380,027
Income tax benefit	-	-
Loss from discontinued operations	$1,781,946	$380,027

Note 6 - Inventories

Inventories consisted of the following:

	June 30, 2009	June 30, 2008
Raw materials	$1,539,612	$2,164,138
Work-in-process	55,992	531,076
Packing materials	483,297	204,763
Finished goods	1,198,303	1,006,197
Total	$3,277,194	$3,906,174

Note 7 - Plant and equipment

Plant and equipment consist of the following at June 30, 2009 and 2008:

	2009	2008
Buildings and building improvements	$12,798,375	$10,926,369
Manufacturing equipment	2,603,114	1,188,643
Office equipment and furniture	291,061	298,137
Vehicle	477,396	380,485
Total	16,169,946	12,793,634
Less: accumulated depreciation	(2,212,549)	(1,567,790)
Total	$13,957,397	$11,225,844

See report of independent registered public accounting firm.

For the years ended June 30, 2009, 2008, and 2007, depreciation expense amounted to $679,507, $517,863, and $364,417, respectively.

Note 8 - Intangible assets

At June 30, 2009 and 2008, intangible assets consist of the following:

	2009	2008
Land use rights	$11,245,939	$9,930,157
Patents	4,937,050	539,830
Customer lists and customer relationships	1,123,580
Trade secrets- formulas and manufacture process know-how	1,025,500
Licenses	23,368	23,271
Total	18,355,436	10,493,258
Less: accumulated amortization	(1,314,255)	(576,457)
Total	$17,041,181	$9,916,801

The estimated amortization expense for the next five years and thereafter are

Years ending June 30:
2010	$1,743,299
2011	1,682,606
2012	1,518,984
2013	1,300,754
2014 and thereafter	10,795,537
Total	$17,041,181

For the years ended June 30, 2009, 2008, and 2007, amortization expense relating to the above intangible assets amounted to $735,427, $184,465, and $122,126, respectively.

Note 9 - Debt

Short term bank loans

Short term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. The Company’s short term bank loan consisted of the following:

	June 30, 2009	June 30,2008
Loan from Bank of Communication; due December 2009 and September 2008; interest rates of 6.37% and 8.64% per annum; monthly interest payment; guaranteed by related party, Jiangbo Chinese-Western Pharmacy.	$2,197,500	$2,772,100
Total	$2,197,500	$2,772,100

Interest expense related to the bank loans amounted to $116,649, $436,818, and $280,628 for the years ended June 30, 2009, 2008, and 2007, respectively.

See report of independent registered public accounting firm.

Notes Payable

Notes payable represent amounts due to a bank which are normally secured and are typically renewed. All notes payable are secured by the Company’s restricted cash. The Company’s notes payables consist of the following:

	June 30, 2009	June 30, 2008
Commercial Bank, various amounts, due from April 2009 to September 2009; 100% of restricted cash deposited.	$7,325,000	$5,843,295

Total	$7,325,000	$5,843,295

Note 10 - Related party transactions

Accounts receivable - related parties

The Company had engaged in business activities with three related parties, Jiangbo Chinese-Western Pharmacy, Laiyang Jiangbo Medicals, Co., Ltd, and Yantai Jiangbo Pharmaceuticals Co., Ltd. The Company’s Chief Executive Officer and other related parties have majority ownership of these entities. At June 30, 2009 and 2008, accounts receivable from the Company’s product sales to these related entities were $0 and $673,808, respectively. Accounts receivable due from related parties are receivable in cash and due within three to six months. For the years ended June 30, 2009, 2008, and 2007, the Company recorded sales to related parties as follows:

Name of Related Party	Relationship	Net Sales
		2009	2008	2007

Jiangbo Chinese-Western Pharmacy	90% owned by Chief Executive Officer	$108,176	$1,622,935	$3,018,502

Laiyang Jiangbo Medicals, Co. Ltd	100% owned by Chief Executive Officer and his spouse	-	1,185,183	436,909

Yantai Jiangbo Pharmaceuticals Co., Ltd.	Owned by Other Related Party	135,850	2,755,980	478,470

Total		$244,026	$5,564,098	$3,933,881

See report of independent registered public accounting firm.

Other income from related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy. For the years ended June 30, 2009, 2008, and 2007, the Company recorded other income of $382,970, $110,152, and $102,472 from leasing the two aforementioned buildings.

Other payables - related parties

Other payables-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.  Other payables - related parties consisted of the following:

	June 30, 2009	June 30, 2008
Payable to Wubo Cao, Chief Executive Officer and Chairman of the Board	$184,435	$281,137

Payable to Haibo Xu, Chief Operating Officer and Director	33,688	43,839

Payable to Elsa Sung, Chief Financial Officer	18,333	-

Payable to John Wang, Director	2,500	-

Total other payable - related parties	$238,956	$324,976

Note 11 - Concentration of major customers, suppliers, and products

For the years ended June 30, 2009, 2008 and 2007, three products accounted for 88%, 95% and 95%, respectively, of the Company’s total sales.

For the years ended June 30, 2009, 2008, and 2007, five customers accounted for approximately 25.6%, 18.1%, and 33.3%, respectively, of the Company's sales. These five customers represented 31.4% and 11.8% of the Company’s total accounts receivable as of June 30, 2009 and 2008, respectively.

For the years ended June 30, 2009, 2008 and 2007, five suppliers accounted for approximately 63.3%, 67.7% and 87.2%, respectively, of the Company’s purchases. These five suppliers represented 82.4% and 63.8% of the Company’s total accounts payable as of June 30, 2009 and 2008, respectively.

Note 12 - Taxes

Income taxes

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the company had no U.S. taxable income during the years ended June 30, 2009, 2008, and 2007.

The Company’s wholly-owned subsidiaries, Karmoya and Union Well were incorporated in the British Virgin Islands and Cayman Islands, respectively. Under the current laws of the BVI and Cayman Islands, the two entities are not subject to income taxes.

See report of independent registered public accounting firm.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of rate 25.0%. Laiyang Jiangbo and GJBT were subject to 25% income tax rate since January 1, 2008, and 33% income tax rate prior to January 1, 2008.

Liangyang Jiangbo was subject to 33% income tax rate from January 1, 2007, to December 31, 2007, and 25% from January 1, 2008, to June 30, 2009. In 2007 and 2008, the Chinese local government granted Laiyang Jiangbo special tax waivers to exempt and release certain corporate income tax, value added tax, and other miscellaneous tax liabilities; the PRC local government has provided various incentives to local companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. The tax waivers were provided on a non-recurring basis. For the  year ended June 30, 2009, the Company did not receive any tax exemptions. For the  year ended June 30, 2008, the Company received $5,256,634 in tax exemption. Of that amount, $2,114,983 was reflected as reduction of the provision for income taxes; $1,695,671 was reflected as reduction of sales tax and miscellaneous fees; and $1,445,980 was recorded as non-operating income. The Chinese local government exempted all of the Company's taxes due for the period from January 1, 2007 to  June 30, 2007. For that period, the Company received $9,931,919 tax exemption as of June 30, 2007, of which $3,338,774 was reflected as reduction of the provision for income taxes, and $6,593,145 was recorded as non-operating income.

Total tax exemptions for the years ended June 30, 2008 and 2007 is summarized as follows:

	June 30, 2008	June 30, 2007
VAT tax exemption	$1,428,804	$6,126,464
Income tax exemption	2,114,983	2,986,806
City construction tax exemption	1,079,063	510,362
Others	633,784	308,287

Total	$5,256,634	$9,931,919

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and are as follows for the fiscal years ended June 30, 2009, 2008 and 2007:

	2009		2008		2007

U.S. statutory rates	34.0%		34.0%		34.0%
Foreign income not recognized in the U.S.	(34.0	) %	(34.0	) %	(34.0	) %
China income taxes	25.0%		25.0%		33.0%
China income tax exemptions	-		(5.6	) %	(18.6	) %
Other Items(a)	5.7%		4.3%		(3.7	) %
Total provision for income taxes	30.7%		23.7%		10.7%

See report of independent registered public accounting firm.

(a)  The 5.7% and 4.3% represent the expenses incurred by the Company that are not deductible for PRC income tax purpose for the years ended June 30, 2009 and 2008 respectively. The 3.7% represents the non-operating income generated by the Company that is not taxable for the year ended June 30, 2007.

 Taxes Payable

 Taxes payable as of June 30, 2009 and 2008 are as follows:
	2009	2008
Value added tax	$4,090,492	$83,775
Income taxes	6,689,199	62,733
Other taxes	468,535	19,925
Total	$11,248,226	$166,433

Jiangbo incurred net operating losses of $9,327,288 for income tax purposes for the year ended June 30, 2009.  The estimated net operating loss carry forwards for US income taxes amounted to $1,177,231 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2026 through 2029.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for US income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the period ended June 30, 2009 was $400,259 and the accumulated valuation allowance as of June 30, 2009 amounted to $761,368. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $81,041,000 as of June 30, 2009, and is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Note 13 - Convertible Debt

November 2007 Convertible Debentures

On November 7, 2007, the Company entered into a Securities Purchase Agreement (the “November 2007 Purchase Agreement”) with Pope Investments, LLC (the “November 2007 Investor”). Pursuant to the November 2007 Purchase Agreement, the Company issued and sold to the November 2007 Investor, $5,000,000 consisting of: (a) 6% convertible subordinated debentures due November 30, 2010 (the “November 2007 Debenture”) and (b) a three-year warrant to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $12.8 per share, subject to adjustment as provided therein. The November 2007 Debenture bears interest at the rate of 6% per annum and the initial conversion price of the debentures is $10 per share. In connection with the offering, the Company placed in escrow 500,000 shares of its common stock. In connection with the May 2008 financing, the November 2007 Debenture conversion price was subsequently adjusted to $8 per share (Post 40-to-1 reverse split).

See report of independent registered public accounting firm.

The Company evaluated the application of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and concluded that the convertible debenture has a beneficial conversion feature.  The Company estimated the fair value of the beneficial conversion feature of the November 2007 Debenture at $2,904,093 as a discount to par value. The fair value of the warrants was estimated at $2,095,907. The two amounts are recorded together as debt discount and amortized using the effective interest method over the three-year term of the debenture.

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

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issuance costs and is being amortized to interest expense over the life of the debenture. During the years ended June 30, 2009 and 2008, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $118,136 and $77,116, respectively. The remaining balance of debt issuance costs of the November 2007 Purchase Agreement at June 30, 2009 and 2008 was $159,155 and $277,291, respectively. The amortization of debt discounts was $817,564 and $545,359 for the years ended June 30, 2009 and 2008, respectively, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the debt discount was $3,637,077 and $4,454,641 at June 30, 2009 and 2008, respectively.

The November 2007 Debenture bears interest at the rate of 6% per annum, payable in semi-annual installments on May 31 and November 30 of each year, with the first interest payment due on May 31, 2008. The initial conversion price (“November 2007 Conversion Price”) of the November 2007 Debentures is $10 per share. If the Company issues common stock at a price that is less than the effective November 2007 Conversion Price, or common stock equivalents with an exercise or conversion price less than the then effective November 2007 Conversion Price, the November 2007 Conversion Price of the November 2007 Debenture and the exercise price of the warrants will be reduced to such price. The November 2007 Debenture may not be prepaid without the prior written consent of the Holder, as defined. In connection with the Offering, the Company placed in escrow 500,000 shares of common stock issued by the Company in the name of the escrow agent. In the event the Company’s consolidated Net Income Per Share (as defined in the Purchase Agreement), for the year ended June 30, 2008, is less than $1.52, the escrow agent shall deliver the 500,000 shares to the November 2007 Investor. The Company has concluded its fiscal 2008 Net Income Per Share has met the required amount and no shares were delivered to the November 2007 Investor.

Pursuant to the November 2007 Purchase Agreement, the Company entered into a Registration Rights Agreement. In accordance with the Registration Rights Agreement, the Company must file on each Filing Date (as defined in the Registration Rights Agreement) a registration statement to register the portion of the Registrable Securities (as defined therein) as permitted by the SEC’s guidance. The initial registration statement must be filed within 90 days of the Closing Date and declared effective within 180 days following the Closing Date. Any subsequent registration statements that are required to be filed on the earliest practical date on which the Company is permitted by the SEC’s guidance to file such additional registration statement, these statements must be effective 90 days following the date on which it is required to be filed. In the event that the registration statement is not timely filed or declared effective, the Company will be required to pay liquidated damages. Such liquidated damages shall be, at the investor’s option, either $1,643.83 or 164 shares of common stock per day that the registration statement is not timely filed or declared effective as required pursuant to the Registration Rights Agreement, subject to an amount of liquidated damages not exceeding either $600,000, and 60,000 shares of common stock, or a combination thereof based upon 12% liquidated damages in the aggregate. In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments," which was effective immediately. This FSP amended EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to SFAS No. 5, “Accounting for Contingencies,” rather than at fair value. The November 2007 Investor has subsequently agreed to allow the Company to file the November 2007 registration statement in conjunction with the Company’s financing in May 2008 and, as such, no liquidated damages were incurred for the year ended June 30, 2008.

See report of independent registered public accounting firm.

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

The May 2008 Notes are due May 30, 2011, and are convertible into shares of the Company’s common stock at a conversion price equal to $8, subject to adjustment pursuant to customary anti-dilution provisions and automatic downward adjustments in the event of certain sales or issuances by the Company of common stock at a price per share less than $8. Interest on the outstanding principal balance of the May 2008 Notes is payable at a rate of 6% per annum, in semi-annual installments payable on November 30 and May 30 of each year, with the first interest payment due on November 30, 2008. At any time after the issuance of the May 2008 Note, any May 2008 Investor may convert its May 2008 Note, in whole or in part, into shares of the Company’s common stock, provided that such May 2008 Investor shall not effect any conversion if immediately after such conversion, such May 2008 Investor and its affiliates would, in the aggregate, beneficially own more than 9.99% of the Company’s outstanding common stock. The May 2008 Notes are convertible at the option of the Company if the following four conditions are met: (i) effectiveness of a registration statement with respect to the shares of the Company’s common stock underlying the Notes and the Warrants; (ii) the Volume Weighted Average Price (“VWAP” of the common stock has been equal to or greater than 250% of the conversion price, as adjusted, for 20 consecutive trading days on its principal trading market; (iii) the average dollar trading volume of the common stock exceeds $500,000 on its principal trading market for the same 20 days; and (iv) the Company achieves 2008 Guaranteed EBT (as hereinafter defined) and 2009 Guaranteed EBT (as hereinafter defined). A holder of a May 2008 Note may require the Company to redeem all or a portion of such May 2008 Note for cash at a redemption price as set forth in the May 2008 Notes, in the event of a change in control of the Company, an event of default or if any governmental agency in the PRC challenges or takes action that would adversely affect the transactions contemplated by the Securities Purchase Agreement. The May 2008 warrants are exercisable for a five-year period that is beginning on May 30, 2008 at an initial exercise price of $10 per share.

The Company evaluated the application of EITF 98-5 and EITF 00-27, and concluded that the convertible debenture has a beneficial conversion feature.  The Company estimated the fair value of the beneficial conversion feature of the May 2008 Note at $19,111,323 as a discount to par value. The fair value of the warrants was estimated at $10,888,677. The two amounts are recorded together as debt discount and amortized using the effective interest method over the three-year term of the debenture.

See report of independent registered public accounting firm.

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

In connection with the private placement, the Company paid the placement agents a fee of $1,500,000 and incurred other expenses of $186,500, which were capitalized as deferred debt issuance costs and is being amortized to interest expense over the life of the debenture. During the years ended June 30, 2009 and 2008, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $562,140 and $46,848, respectively. The remaining balance of debt issuance costs of the May 2008 Purchase Agreement at June 30, 2009 and 2008 was $1,077,513 and $1,639,653, respectively. The amortization of debt discounts was $3,189,304 and $1,954,684 for the years ended June 30, 2009 and 2008, respectively, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the unamortized debt discount was $24,856,012 and $28,045,316 at June 30, 2009 and 2008, respectively.

In connection with the May 2008 Financing, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”) dated May 30, 2008, with the May 2008 Investors and Loeb & Loeb LLP, as Escrow Agent, pursuant to which $4,000,000 of the May 2008 Purchase Price was deposited into an escrow account with the Escrow Agent at the closing of the Financing. Pursuant to the terms of the Holdback Escrow Agreement, (i) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than 120 days following the closing of the Financing of an obligation that the board of directors be comprised of at least five members (at least two of whom are to be fluent English speakers who possess necessary experience to serve as a director of a public company), a majority of whom will be independent directors acceptable to Pope Investments LLC (“Pope”) and (ii) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than six months following the closing of the Financing of an obligation to hire a qualified full-time chief financial officer (as defined in the May 2008 Securities Purchase Agreement). In the event that either or both of these obligations is not so satisfied, the applicable portion of the escrowed funds will be released pro rata to the Investors. The Company has satisfied both requirements and the holdback money was fully released to the Company in July 2008.

In connection with the May 2008 Financing, Mr. Cao, the Company’s Chief Executive Officer and Chairman of the Board, placed 3,750,000 shares of common stock of the Company owned by him into an escrow account pursuant to a make good escrow agreement, dated May 30, 2008 (the “Make Good Escrow Agreement”). In the event that either (i) the Company’s adjusted 2008 earnings before taxes is less than $26,700,000 USD (“2008 Guaranteed EBT”) or (ii) the Company’s 2008 adjusted fully diluted earnings before taxes per share is less than $1.6 USD (“2008 Guaranteed Diluted EBT”), 1,500,000 of such shares (the “2008 Make Good Shares”) are to be released pro rata to the May 2008 Investors. In the event that either (i) the Company’s adjusted 2009 earnings before taxes is less than $38,400,000 USD (“2009 Guaranteed EBT”) or (ii) the Company’s adjusted fully diluted earnings before taxes per share is less than $2.32 USD (or $2.24 USD if the 500,000 shares of common stock held in escrow in connection with the November 2007 private placement have been released from escrow) (“2009 Guaranteed Diluted EBT”), 2,250,000 of such shares (the “2009 Make Good Shares”) are to be released pro rata to the May 2008 Investors. Should the Company successfully satisfy these respective financial milestones, the 2008 Make Good Shares and 2009 Make Good Shares will be returned to Mr. Cao. In addition, Mr. Cao is required to deliver shares of common stock owned by him to the Investors on a pro rata basis equal to the number of shares (the “Settlement Shares”) required to satisfy all costs and expenses associated with the settlement of all legal and other matters pertaining to the Company prior to or in connection with the completion of the Company’s October 2007 share exchange in accordance with formulas set forth in the May 2008 Securities Purchase Agreement (post 40-to-1 reverse split). The Company has determined that both thresholds for the periods ended June 30, 2008 and June 30, 2009 have been met. The make good shares have yet to be returned to Mr. Cao.

See report of independent registered public accounting firm.

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

During the year ended June 30, 2009, the Company issued 20,000 shares of its common stock upon conversion of $160,000 convertible debt.

The above two convertible debenture liabilities are as follows:

	June 30, 2009	June 30, 2008
November 2007 convertible debenture note payable	$5,000,000	$5,000,000
May 2008 convertible debenture note payable	29,840,000	30,000,000
Total convertible debenture note payable	34,840,000	35,000,000
Less: Unamortized discount on November 2007 convertible debenture note payable	(3,637,077)	(4,454,641)
Less: Unamortized discount on May 2008 convertible debenture note payable	(24,856,012)	(28,045,316)
Convertible debentures, net	$6,346,911	$2,500,043

Note 14 - Shareholders’ equity

Common Stock

In July 2008, the Board of Directors approved a 40-to-1 reverse stock split that became effective on September 4, 2008. Those holding fractional shares were rounded up the next whole share. Subsequent to the stock split, the Company had approximately 9,768,000 shares issued and outstanding. The total number of authorized shares became 22,500,000. These consolidated financial statements have been retroactively adjusted to reflect the reverse split. Additionally, all share representations are on a post-split basis.

In July 2008, in connection with the settlement (see Note 20) with Mr. Fernando Praca (Fernando Praca, Plaintiff vs. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida), the Company cancelled 2,500 shares of its common stock (post 40-to-1 reverse split) and the cancelled shares were valued at fair market value on the date of cancellation at $8 per share or $20,000 in total, based on the trading price of the common stock. For the year ended June 30, 2009, the Company recorded settlement income of $20,000 related to this settlement.

See report of independent registered public accounting firm.

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

In November 2008, the Board of the Directors of the Company authorized a share buyback program to purchase the Company’s common stock in the open market with a $2,000,000 limitation. As of the date of these consolidated financial statements, no shares were purchased in the open market.

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

Registered capital contribution receivable

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown in capital contribution receivable on the accompanying consolidated financial statements. As part of its agreements with the shareholders, the Company was to receive the entire $10,000 in October 2007. As of June 30, 2009, the Company has not received the $10,000.

Union Well was established with a registered capital of $1,000. In connection with Karmoya’s acquisition of Union Well, the registered capital of $1,000 is reflected as capital contribution receivable on the accompanying consolidated financial statements. The $1,000 was due in October 2007; however, as of June 30, 2009, the Company has not received the $1,000.

PRC laws require the owner of a WOFE to contribute at least 15% of the registered capital within 90 days of its business license issuance date and the remaining balance is required to be contributed within two years of the business license issuance date. In June 2008, the PRC government approved GJBT to increase its registered capital from $12,000,000 to $30,000,000. By June 30, 2008, the Company had funded GJBT the entire registered capital required in accordance with PRC laws. In August 2008, the PRC government approved GJBT to increase its registered capital from $30,000,000 to $59,800,000. The PRC laws require Union Well, the 100% owner of GJBT to contribute at least 20% of the registered capital within 30 days of the approval, and the remaining balance is required to be contributed within two years of the approval date. In August 2008, GJBT received additional registered capital in the amount of approximately $1,966,000. As of June 30, 2009, the Company has not received the remaining contribution receivable in the amount of $27,845,000. If the remaining contribution receivable cannot be received by August 2010, the Company may be required to reduce its registered capital or apply to extend the registered capital due date with the government.

See report of independent registered public accounting firm.

Note 15 - Warrants

In connection with the May 2008 financing, the exercise price of outstanding warrants issued in 2004 to purchase 74,085 shares of common stock was reduced to $8 per share. The 2004 warrants contain full ratchet anti-dilution provisions to the exercise price, which due to the Company’s May 2008 financing, resulted in the 2004 warrants to be exercisable at $8 per share. The provisions of the 2004 Warrants which result in the reduction of the exercise price remain in place. The 74,085 shares of warrants were fully expired as of June 30, 2009.

In connection with the $5,000,000 November 2007 Convertible Debenture, 6% convertible subordinated debenture note, the Company issued a three-year warrant to purchase 250,000 shares of common stock, at an exercise price of $12.80 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 3 years, (3) expected volatility of 197%, and (4) zero expected dividends. In connection with the May 2008 financing, the exercise price of outstanding warrants issued in November 2007 was reduced to $8 per share and the total number of warrants to purchase common stock was increased to 400,000.

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

On February 15, 2009, the Company granted 40,000 stock warrants to a consultant at an exercise price of $6.00 per share exercisable for a period of three years. The warrants fully vest on July 15, 2009.  The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) risk-free interest rate at the date of grant (1.83%), (2) expected warrant life of three years, (3) expected volatility of 106%, and (4) zero expected dividends. In connection with these warrants, the Company recorded  stock-based compensation expense of $46,508 and stock based deferred compensation of $77,400 for the year ended June 30, 2009.

A summary of the warrants as of June 30, 2009, and changes during the years ended June 30, 2009 and 2008, respectively, is presented below:

Number of warrants
Outstanding as of June 30, 2007	74,085
Granted	2,275,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	2,349,085
Granted	40,000
Forfeited	(74,085)
Exercised	-
Outstanding as of June 30, 2009	2,315,000

The following is a summary of the status of warrants outstanding at June 30, 2009:

Outstanding Warrants			Exercisable Warrants
Average Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$6.00	40,000	2.63	$6.00	-	-
$8.00	400,000	3.36	$8.00	400,000	3.36
$10.00	1,875,000	3.92	$10.00	1,875,000	3.92
Total	2,315,000			2,275,000

See report of independent registered public accounting firm.

The Company has 2,275,000 warrants outstanding and exercisable at an average exercise price of $9.65 per share as of June 30, 2009.

Note 16 - Stock options

On July 1, 2007, 133,400 options were granted and the fair value of this option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Former officers	3.50 years	195%	0%	4.50%	$5.20

On June 10, 2008, 7,500 options were granted and the fair value of this option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date Average Fair
	Life	Volatility	Yield	Interest Rate	Value
Current officer	5 years	95%	0%	2.51%	$8.00

As of June 30, 2009, of the 7,500 options held by the Company’s executives, directors, and employees, 5,625 were vested.

The following is a summary of the option activity during the years ended June 30, 2009 and 2008, respectively:

Number of options
Outstanding as of June 30, 2007	194,436
Granted	7,500
Forfeited	(23,536)
Exercised	(37,500)
Outstanding as of June 30, 2008	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	140,900

The following is a summary of the status of options outstanding at June 30, 2009:

See report of independent registered public accounting firm.

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average exercise price	Number
$4.20	133,400	1.50	$4.20	133,400
12.00	2,000	4.00	12.00	2,000
16.00	1,750	4.00	16.00	1,750
20.00	1,875	4.00	20.00	1,875
24.00	1,875	4.00	-	-
$4.93	140,900		$4.40	139,025

For the years ended June 30, 2009 and 2008, the Company recorded total stock-based compensation expense of $104,107 and $57,847, respectively.  As of June 30, 2009 and 2008, there was approximately $89,000 and $26,000, respectively, of total unrecognized compensation expense related to  unvested share-based compensation arrangements granted. That cost is expected to be recognized over a weight average period of six months.

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

The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operations of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for 2009, 2008, and 2007.

Pursuant to the Company's articles of incorporation, the Company should appropriate 10% of the net profit as statutory surplus reserve up to 50% of the Company’s registered capital. For the year ended June 30, 2008, the Company appropriated to the statutory surplus reserve in the amount of $1,096,241. The Company’s statutory surplus reserve has reached 50% of its registered capital as of June 30, 2008, as such; no additional reserve was recorded during the year ended June 30, 2009.

Note 18 - Employee pension

Employee pension in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the years ended June 30, 2009, 2008, and 2007, the Company made pension contributions in the amount of approximately $146,000, $35,000, and $32,000, respectively.

Note 19 - Accumulated other comprehensive income

The components of accumulated other comprehensive income for the years ended June 30, 2009 and 2008 are as follows:

See report of independent registered public accounting firm.

	June 30,	June 30,
	2009	2008
Beginning Balance	$7,700,905	$1,146,441
Foreign currency translation gain	336,926	5,206,612
Unrealized gain (loss) on restricted marketable securities	(1,514,230)	1,347,852
Ending Balance	$6,523,601	$7,700,905

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

R&D Agreement

In September 2007, the Company entered into a three year Cooperative Research and Development Agreement (“CRADA”) with Pharmaceutical Institute of Shandong University (the “University”). Pursuant to the CRADA, the University is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the University will also provide technical services and training to the Company.  As part of the CRADA, the Company will pay approximately $3,500,000 (RMB 24,000,000) plus out-of-pocket expenses to the University annually, and provide internship opportunities for students of the University.  The Company will have the primary ownership of the designated research and development project results.

In November 2007, the Company entered into a five year CRADA with Institute of Microbiology (Chinese Academy of Sciences) (the “Institute”). Under the CRADA, the Institute is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the Institute will also provide technical services and trainings to the Company.  As part of the CRADA, the Company will pay approximately $880,000 (RMB 6,000,000) to the Institute annually.  The Company will have the primary ownership of the designated research and development project results.

For the years ended June 30, 2009 and 2008, approximately $4,395,000 and $3,236,000 related to the two CRADAs, respectively, was incurred as research and development expenses. As of June 30, 2009, the Company’s future estimated payments to those CRADAs amounted to approximately $4,100,000.

Legal proceedings

The Company is involved in various legal matters arising in the ordinary course of business. The following summarizes the Company’s pending and settled legal proceedings as of June 30, 2009:

Fernando Praca, Plaintiff vs. EXTREMA, LLC and Genesis Pharmaceuticals Enterprises, Inc.- Case No. 50 2005 CA 005317, Circuit Court of the 15 th Judicial Circuit in and for Palm Beach County, Florida

Fernando Praca, former Director and former President of the Company’s discontinued subsidiary, Extrema LLC, filed an action in Dade County, Florida against Extrema, LLC and the Company in June 2005 relating to damages arising from the sale of Extrema LLC to Genesis Technology Group, Inc. Fernando Praca had filed a Motion of Temporary Injunction but had not proceeded to move this case forward. The plaintiff has decided to reinitiate the legal action in March 2008. In July 2008, the Company and Fernando Praca entered into a Settlement Agreement whereby Fernando Praca agreed to dismiss this action against the Company and to surrender to the Company for cancellation, 100,000 shares of common stock in the Company held by him. The Company agreed to provide Fernando Praca with a legal opinion of its counsel removing the restrictive legend on the 1,269,607 shares of common stock held by Fernando Praca.  This matter was settled in July 2008.  (See Note 14)

See report of independent registered public accounting firm.

CRG Partners, Inc. and Capital Research Group, Inc. and Genesis Technology Group, Inc., n/k/a Genesis Pharmaceuticals Enterprises, Inc. (Arbitration) - Case No. 32 145 Y 00976 07, American Arbitration Association, Southeast Case Management Center

On December 4, 2007, CRG Partners, Inc. (“CRGP”), a former consultant of the Company, filed a demand for arbitration against the Company alleging breach of contract and seeking damages of approximately $10 million as compensation for consulting services rendered to the Company. The amount of damages sought by the claimant was equal to the dollar value of 29,978,900 shares of the Company’s common stock (Pre 40-to-1 reverse split) in November 2007, in which the claimant alleged were due and owing to CRGP. On December 5, 2007, the Company gave notice of termination of the relationship with CRG under the consulting agreement. CRGP subsequently filed an amendment to the demand for arbitration to include Capital Research Group, Inc. (“CRG”) as an added claimant and increased the damage amount sought under this matter to approximately $13.8 million. The Company subsequently filed counter claims in reference to the aforementioned allegations of breach of contract.

In February 2009, the Company was notified by the arbitration panel of American Arbitration Association (the “Panel”) that the Panel awarded CRG and CRGP jointly, a net total of $980,070 (the “Award”) to be paid by the Company on or before February 27, 2009. Once the Award is satisfied, CRG and CRGP would have no further claims against the Company’s common stock or other property that were the subject of the arbitration. The amount has been charged to operations for year ended June 30, 2009, and is included in liabilities assumed from reorganization as of June 30, 2009.

On March 6, 2009, CRG Partners, Inc. (“CRGP”) and Capital Research Group, Inc. (“CRG”), former consultants of the Company, filed a motion to confirm the arbitration award conferred by a panel of arbitrators of the American Arbitration Association on February 2, 2009. On July 15, 2009, the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County confirmed the arbitration award and entered judgment against Genesis Technology Group, Inc. At June 30, 2009, the award has not been paid and the Company is in the process of appealing the case.

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

See report of independent registered public accounting firm.

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

Note 21 - Subsequent events

In July 2009, the Company issued 1,009 share of common stock to a director as part of his compensation for services. The Company valued these shares at the fair market value on the date of grant of $9.91 per share, or $10,000 in total, based on the trading price of common stock (post 40-to-1 reverse split).

As a result of the delay in its ability to transfer cash out of PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company became delinquent on the payment of interests under the November 2007 Debentures and May 2008 Notes in June 2008. On August 10, 2009, the Company and Pope Investments LLC (“Pope”) entered into a Letter Agreement (the “Letter Agreement”), whereby Pope agreed (i) to waive certain provisions set forth in the November 2007 Purchase Agreement, by and between the Company and Pope with respect to the November 2007 Debentures of the Company issued to Pope, and (ii) to waive certain provisions set forth in the May 2008 Securities Purchase Agreement, by and between the Company and the investors who are parties thereto (collectively, the “Investors”) with respect to the May 2008 Notes issued to the Investors. Pope is the holder of $5,000,000 principal amount of the November 2007 Debentures and the holder of $17,000,000 aggregate principal amount of the May 2008 Notes (collectively, the “Pope Notes”).

Pursuant to the Letter Agreement, Pope (i) agreed to waive until August 17, 2009 the Events of Default (as defined in the November 2007 Debentures and May 2008 Notes) that have occurred as a result of the Company’s failure to timely make interest payments on the November 2007 Debentures and May 2008 Notes that were due and payable on May 30, 2009, and agreed not to provide written notice to the Company with respect to the occurrence of either of such Events of Default provided that the Company has made such interest payment to the holders of the November 2007 Debentures and the holders of the May 2008 Notes on or prior to August 17, 2009, (ii) agreed that in lieu of payment of the $660,000 in cash interest with respect to the Pope Notes that was due and payable to Pope on May 30, 2009, that the Company shall issue to Pope on or prior to August 17, 2009, 82,500 shares (the “Shares”) of its Common Stock (such payment shall be referred to herein as the “Special Interest Payment”), and (iii) waived each and every applicable provision of the 2007 Purchase Agreement, the 2008 Securities Purchase Agreement (including, without limitation Section 4.17 (Right of First Refusal) and 4.21(c) (Additional Negative Covenants of the Company)), the November 2007 Debentures and the May 2008 Notes, each to the extent necessary in order to permit the Company to make the Special Interest Payment.

The Company subsequently satisfied its interest payment obligations to the investors and the 82,500 shares of Special Interest Payment were issued on August 10, 2009.

In September 2009, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of May 2008 Convertible Debentures.

The Company has performed an evaluation of subsequent events through September 28, 2009, which is the date these consolidated financial statements were issued.

See report of independent registered public accounting firm.