Form 10-Q
period 2009-09-30
Jiangbo Pharmaceuticals, Inc.
filed 2009-11-16
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

Commission file number:   000-53037

JIANGBO PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-1130026
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares outstanding at November 13, 2009 was 11,604,546.

INDEX

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$122,865,467	$104,366,117
Restricted cash	14,552,640	7,325,000
Investments	758,238	879,228
Accounts receivable, net of allowance for doubtful accounts of $822,469 and $694,370 as of September 30, 2009 and June 30, 2009, respectively	12,138,964	19,222,707
Other receivable - related parties	80,685	-
Inventories	2,762,438	3,277,194
Other receivables	299,998	167,012
Advances to suppliers	370,424	236,496
Financing costs - current	669,692	680,303
Total current assets	154,498,546	136,154,057

PLANT AND EQUIPMENT, net	13,817,279	13,957,397

OTHER ASSETS:
Restricted investments	902,623	1,033,463
Financing costs, net	379,191	556,365
Intangible assets, net	16,662,666	17,041,181
Total other assets	17,944,480	18,631,009

Total assets	$186,260,305	$168,742,463

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,902,884	$6,146,497
Short term bank loans	2,200,500	2,197,500
Notes payable	14,552,640	7,325,000
Other payables	2,678,757	2,152,063
Refundable security deposits due to distributors	4,107,600	4,102,000
Other payables - related parties	284,501	238,956
Accrued liabilities	342,719	1,356,898
Liabilities assumed from reorganization	1,609,208	1,565,036
Derivative liabilities	44,369,176	-
Taxes payable	14,126,847	11,248,226
Total current liabilities	88,174,832	36,332,176

CONVERTIBLE DEBT, net of discount $26,412,221 and $28,493,089 as of September 30, 2009 and June 30, respectively	7,927,779	6,346,911

Total liabilities	96,102,611	42,679,087

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Convertible preferred stock Series A ($0.001 par value; 0 shares issued and outstanding as of September 30, 2009 and June 30, 2009)	-	-
Common stock ($0.001 par value, 22,500,000 and 15,000,000 shares authorized, 10,582,046 and 10,435,099 shares issued and outstanding as of September 30, 2009 and June 30, 2009, respectively)	10,582	10,435
Paid-in-capital	15,285,350	48,397,794
Captial contribution receivable	(11,000)	(11,000)
Retained earnings	64,919,558	67,888,667
Statutory reserves	3,253,878	3,253,878
Accumulated other comprehensive income	6,699,326	6,523,602
Total shareholders' equity	90,157,694	126,063,376
Total liabilities and shareholders' equity	$186,260,305	$168,742,463

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
REVENUES:
Sales	$24,384,054	$27,320,750
Sales - related parties	-	243,843
Total revenues	24,384,054	27,564,593

COST OF SALES
Cost of sales	6,260,399	5,713,059
Cost of sales - related parties	-	54,478
Total cost of sales	6,260,399	5,767,537

GROSS PROFIT	18,123,655	21,797,056

RESEARCH AND DEVELOPMENT EXPENSE	1,099,575	1,097,925

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,341,806	13,351,975

INCOME FROM OPERATIONS	12,682,274	7,347,156

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	4,821,093	-
Other (income) expense, net	-	914,970
Other income - related parties	(80,636)	(143,950)
Non-operating (income) expense	(152,414)	74,621
Interest expense, net	2,757,178	1,352,794
Loss from discontinued operations	77,208	45,216
Total other expense, net	7,422,429	2,243,651

INCOME BEFORE PROVISION FOR INCOME TAXES	5,259,845	5,103,505

PROVISION FOR INCOME TAXES	3,287,791	1,970,021

NET INCOME	1,972,054	3,133,484

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	152,180	330,641
Unrealized holding gain (loss)	23,544	(1,562,967)

COMPREHENSIVE INCOME	$2,147,778	$1,901,158

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	10,502,527	9,769,329

BASIC EARNINGS PER SHARE	$0.19	$0.32

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	10,885,535	9,861,671

DILUTED EARNINGS PER SHARE	$0.18	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Par Vaule $0.001			Capital	Retained Earnings		Accumulated other
	Number		Paid-in	contribution	Statutory	Unrestricted	comprehensive
	of shares	Amount	capital	receivable	reserves	earnings	income	Totals
BALANCE, June 30, 2008	9,767,844	$9,770	$45,554,513	$(11,000)	$3,253,878	$39,008,403	$7,700,905	$95,516,469

Shares issued for adjustments for 1:40 reverse split	1,104	-						-
Cancellation of common stock for settlement @ $8 per share	(2,500)	(2)	(19,998)					(20,000)
Common stock issued for service @ $8 per share	2,500	2	19,998					20,000
Common stock issued for service @ $9 per share	2,500	2	22,498					22,500
Common stock issued to Hongrui @ $4.035 per share	643,651	644	2,596,488					2,597,132
Conversion of convertible debt to stock	20,000	20	159,980					160,000
Stock based compensation			64,314					64,314
Net income						28,880,264		28,880,264
Adjustment to statutory reserve								-
Change in fair value on restricted marketable equity securities							(1,514,230)	(1,514,230)
Foreign currency translation gain							336,927	336,927

BALANCE, June 30, 2009	10,435,099	$10,435	$48,397,794	$(11,000)	$3,253,878	$67,888,667	$6,523,602	$126,063,376

Cumulative effect of reclassification of warrants			(34,971,570)			(4,941,163)		(39,912,733)

BALANCE, July 1, 2009 as adjusted	10,435,099	10,435	13,426,224	(11,000)	3,253,878	62,947,504	6,523,602	86,150,643
								-
Common stock issued for services @ $9.91 per share	1,009	1	9,999					10,000
Common stock issued for interest payment @ $8 per share	83,438	84	984,540					984,624
Conversion of convertible notes	62,500	62	499,937					499,999
Reclassification of derivative liabilites to APIC due to conversion of convertible debt			364,650					364,650
Net income						1,972,054		1,972,054
Change in fair value on restricted marketable equity securities							23,544	23,544
Foreign currency translation gain							152,180	152,180
BALANCE, June 30, 2009 (Unaudited)	10,582,046	$10,582	$15,285,350	$(11,000)	$3,253,878	$64,919,558	$6,699,326	$90,157,694

The accompanying notes are an integral part of these consolidated statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,972,054	$3,133,484
Loss from discontinued operations	77,208	45,216
Income from continuing operations	2,049,262	3,178,700
Adjustments to reconcile net income to net cash, net of acquisition, provided by operating activities:
Depreciation	196,353	146,694
Amortization of intangible assets	401,533	73,540
Amortization of deferred debt issuance costs	187,785	170,076
Amortization of debt discount	2,080,868	662,551
Loss from issuance of shares in lieu of interest	317,124	-
Bad debt expense	127,073	63,350
Realized gain on marketable securities	(19,065)	(124,523)
Unrealized (gain) loss on marketable securities	(251,004)	1,044,083
Other non-cash settlement	-	(20,000)
Change in fair value of derivative liabilities	4,821,093	-
Stock-based compensation	87,400	23,854
Changes in operating assets and liabilities
Accounts receivable	6,978,550	(1,039,428)
Other receivable - related parties	(80,636)	488,446
Inventories	518,912	851,126
Other receivables	(133,676)	(48,205)
Other receivables - related parties	-	(378,174)
Advances to suppliers and other assets	(132,555)	839,097
Accounts payable	(2,250,601)	188,211
Accrued liabilities	(410,403)	138,310
Other payables	523,435	901,863
Other payables - related parties	45,400	227,135
Liabilities assumed from reorganization	(33,036)	-
Taxes payable	2,861,529	6,289,257
Net cash provided by operating activities	17,885,341	13,675,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	498,353	88,743
Purchase of equipment	(37,280)	(19,877)
Net cash provided by investing activities	461,073	68,866

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(7,213,212)	(39,795)
Principal payments on short term bank loans	-	(2,781,410)
Proceeds from notes payable	7,653,042	2,036,285
Principal payments on notes payable	(439,830)	-
Net cash used in financing activities	-	(784,920)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	152,936	114,229

INCREASE IN CASH	18,499,350	13,074,138

CASH, beginning	104,366,117	48,195,798

CASH, ending	$122,865,467	$61,269,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for Interest	$390,861	$58,650
Cash paid for Income taxes	$1,289,849	$62,943

Non-cash investing and financing activities:
Common stock issued for interest payment	$667,500	$-
Common stock issued for convertible notes conversion	$500,000	$-
Derivative liability reclassified to equity upon conversion	$369,324	$-

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 1 – Organization and business

Jiangbo Pharmaceuticals, Inc. (the “Company” or “Jiangbo”) was originally incorporated in the state of Florida on August 15, 2001, under the name Genesis Technology Group, Inc.

Pursuant to a Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the state of Florida which took effect as of April 16, 2009, the Company's name was changed from "Genesis Pharmaceuticals Enterprises, Inc." to "Jiangbo Pharmaceuticals, Inc." (the "Corporate Name Change").  The Corporate Name Change was approved and authorized by the Board of Directors of the Company as well as the holders of a majority of the outstanding shares of the Company’s voting stock by written consent. As a result of the Corporate Name Change, the stock symbol changed to "JGBO" with the opening of trading on May 12, 2009, on the OTCBB.

Our primary operations consist of the business and operations of our direct and indirect subsidiaries and Variable Interest Entity (“VIE”), which produce and sell western pharmaceutical products in China and focuses on developing innovative medicines to address various medical needs for patients worldwide.

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by US Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, the accompanying consolidated balance sheets, and related interim consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows, include all adjustments, consisting only of normal recurring items. However, these consolidated financial statements are not indicative of a full year of operations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K.

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

The Financial Accounting Standards Board’s (“FASB”) accounting standards address whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of the accounting standard, the Company has determined that Laiyang Jiangbo is a VIE and that the Company is the primary beneficiary, and accordingly, the financial statements of Laiyang Jiangbo are consolidated into the financial statements of the Company.

Reverse stock split

In July 2008, the board of directors of the Company approved a 40-to-1 reverse stock split, effective September 4, 2008, and a new trading symbol “GNPH” also became effective on that day. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. All share representations are on a post-split basis. In April, 2009, in connection with the Company's name change, the Company’s trading symbol changed to “JGBO.”

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). In accordance with the FASB’s accounting standard governing foreign currency translation, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rates as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at September 30, 2009, were translated at 6.82 RMB to $1.00 as compared to 6.83 RMB to $1.00 at June 30, 2009. Equity accounts were stated at their historical rates. The average translation rates applied to statements of income for the three months ended September 30, 2009 and 2008 were 6.82 RMB and 6.83 RMB to $1.00, respectively.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the carrying values of accounts receivable and related allowance for doubtful accounts, allowance for obsolete inventory, sales returns, accrual for estimated advertising costs, fair value of warrants and beneficial conversion features related to the convertible notes, fair value of derivative liability and fair value of options granted to employees. Actual results could be materially different from these estimates upon which the carrying values were based.

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

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. Therefore, revenue is recorded net of an allowance for estimated returns. Such reserves are based upon management's evaluation of historical experience and estimated costs. The amount of the reserves ultimately required could differ materially in the near term from amounts included in the accompanying consolidated statements of income.

Financial instruments

The accounting standard governing financial instruments adopted on July 1, 2008, defines financial instruments and requires fair value disclosures about those instruments.  It defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  Investments, receivables, payables, short term loans and convertible debt all qualify as financial instruments.  Management concluded the receivables, payables and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated rates of interest are equivalent to rates currently available.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

Effective July 1, 2009, as a new accounting standard took effect, the Company’s two convertible notes with principal amounts totaling $34,840,000 and 2,275,000 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, those financial instruments are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these convertible notes and warrants will be recognized currently in earnings until such time as the convertible notes and warrants are converted, exercised or expired.

As such, effective July 1, 2009, the Company reclassified the fair value of the conversion features on the convertible notes and warrants from equity to liability, as if these conversion features on the convertible notes and warrants were treated as a derivative liability since their initial issuance dates. On July 1, 2009, the Company reclassified approximately $35 million from additional paid-in capital and approximately $4.9 million from beginning retained earnings to warrant liabilities, as a cumulative effect adjustment, to recognize the fair value of the conversion features on the convertible notes and warrants. In September 2009, $500,000 convertible notes were converted. As of September 30, 2009, the Company has $34,340,000 convertible notes and 2,275,000 warrants outstanding. The fair value of the conversion features on the convertible notes was approximately $27.4 million and the fair value of the warrants was approximately $17 million.  The Company recognized $4.8 million loss from the change in fair value of the conversion features on the convertible notes and warrants for the three months ended September 30, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the fair value of the conversion features on the convertible notes and warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2009				July 1, 2009
	Annual dividend yield	Expected term (years)	Risk-free interest rate	Expected volatility	Annual dividend yield	Expected term (years)	Risk-free interest rate	Expected volatility
Conversion feature on the $5 million convertible notes	-	1.10	0.95%	97.00%	-	1.35	1.11%	95.8%
Conversion feature on the $30 million convertible notes	-	1.67	0.95%	89.73%	-	1.92	1.11%	102%
400,000 warrants issued in November 2007	-	1.10	0.95%	97.0%	-	1.35	1.11%	95.8%
1,875,000 warrants issued in May 2008	-	3.67	2.31%	90.5%	-	3.92	2.54%	97.51%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the term of the warrants. The Company’s management believes this method produces an estimate that is representative of the expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants will likely differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the financial instruments.

The following table sets forth by level within the fair value hierarchy the financial assets and liabilities that were accounted for at fair value on a recurring basis.

	Carrying Value at September 30, 2009	Fair Value Measurements at September 30, 2009, Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Investments	$758,238	$758,238	$-	$-
Investments, restricted	902,623	902,623	-	-
$5M Convertible Debt (November 2007)	3,744,655	-	-	3,744,655
$29.3M Convertible Debt (May 2008)	23,682,874	-	-	23,682,874
400,000 warrants issued in November 2007	2,396,579	-	-	2,396,579
1,875,000 warrants issued in May 2008	14,545,067	-	-	14,545,068

Total	$46,030,036	$1,660,861	$-	$44,369,176

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

An accounting standard became effective for the Company on July 1, 2008 which provides the Company with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.

Stock-based compensation

The Company records stock-based compensation expense pursuant to the governing accounting standard which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company estimates the fair value of the awards using the Black-Scholes option pricing model. Under this accounting standard, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options.

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with the accounting standards using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Comprehensive income

FASB’s accounting standard regarding comprehensive income establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The accompanying consolidated financial statements include the provisions of this accounting standard.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. The Company considers all highly liquid instruments with original maturities of three months or less, and money market accounts to be cash and cash equivalents.

The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of September 30, 2009 and June 30, 2009, the Company’s bank balances, including restricted cash balances, exceeded government-insured limits by approximately $137,318,000 and $111,684,000, respectively.

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

Investment and restricted investments

Investments are comprised of marketable equity securities of publicly traded companies and are stated at fair value based on the quoted price of these securities. These investments are classified as trading securities based on the Company’s intent to sell them within the year. Restricted investments are marketable equity securities of publicly traded companies that were acquired through the reverse merger and contained certain SEC Rule 144 restrictions on the securities. These securities are classified as available-for-sale and are reflected as restricted and noncurrent, as the Company intends to hold them beyond one year. Restricted investments are carried at fair value based on the trade price of these securities.

The following is a summary of the components of the gain/loss on investments and restricted investments for the three months and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended
	September,
	2009	2008
Investments - trading securities
Realized loss	$(19,065)	$(124,523)
Unrealized (gain) loss	(251,004)	1,044,083

Restricted investments – available-for-sale securities
Unrealized (gain) loss	(23,544)	1,562,967

All unrealized gains and losses related to available-for-sale securities have been properly reflected as a component of accumulated other comprehensive income.

Accounts receivable

During the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests. Management reviews its accounts receivables at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material.

Certain accounts receivable amounts are charged off against allowances after unsuccessful collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur.

The activities in the allowance for doubtful accounts are as follows for the periods ended September 30, 2009 and June 30, 2009:
	September 30, 2009	June 30, 2009
	(Unaudited)
Beginning allowance for doubtful accounts	$694,370	$155,662
Bad debt additions	127,073	538,068
Foreign currency translation adjustments	1,026	640
Ending allowance for doubtful accounts	$822,469	$694,370

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the weighted average method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of September 30, 2009 and June 30, 2009, the Company determined that no reserves were necessary.

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

Patents and licenses include purchased technological know-how, secret formulas, manufacturing processes, technical and procedural manuals, and the certificate of drugs production and is amortized using the straight-line method over the expected useful economic life of 5 years, which reflects the period over which those formulas, manufacturing processes, technical and procedural manuals are kept secret to the Company as agreed between the Company and the selling parties.

The estimated useful lives of intangible assets are as follows:

Useful Life
Land use rights	50 Years
Patents	5 Years
Licenses	5 Years
Customer list and customer relationships	3 Years
Trade secrets - formulas and know how technology	5 Years

Impairment of long-lived assets

Long-lived assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying values have become impaired. The Company considers assets to be impaired if the carrying values exceed the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2009, the Company expects these assets to be fully recoverable.

Beneficial conversion feature of convertible notes

In accordance with accounting standards governing the beneficial conversion feature of convertible notes, the Company has determined that the convertible notes contained a beneficial conversion feature because on November 6, 2007, the effective conversion price of the $5,000,000 convertible note was $5.81 when the market value per share was $16.00, and on May 30, 2008, the effective conversion price of the $30,000,000 convertible note was $5.1 when the market value per share was $12.00. Total value of beneficial conversion feature of $2,904,092 for the November 6, 2007 convertible note and $19,111,323 for the May 30, 2008 convertible debt was discounted from the carrying value of the convertible notes. The beneficial conversation feature is amortized using the effective interest method over the term of the note. As of September 30, 2009 and June 30, 2009, total of $16,641,148 and $17,955,637, respectively, remained unamortized for the beneficial conversion feature.

Income taxes

The Company accounts for income taxes in accordance with the FASB’s accounting standard for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of September 30, 2009 and June 30, 2009, the Company did not have any net deferred tax assets or liabilities.

The FASB’s accounting standards clarify the accounting and disclosure for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under this accounting standard, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

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

Value added tax

The Company is subject to value added tax (“VAT”) for manufacturing products and business tax for services provided. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient, and will be charged to operations in the period if and when a determination is made by the taxing authorities that a penalty is due.

VAT on sales and VAT on purchases amounted to $4,145,289 and $844,035 for the three months ended September 30, 2009, respectively, and $4,683,100 and $374,264 for the three months ended September 30, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to $151,062 and $121,864, respectively, for the three months ended September 30, 2009, and 2008, respectively.

Advertising

Expenses incurred in the advertising of the Company and the Company’s products are charged to operations. Advertising expenses amounted to $1,067,007 and $904,444 for the three months ended September 30, 2009 and 2008, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development of the Company’s products, and fees paid to third parties to assist in such efforts.

Recent accounting pronouncements

In April 2009, the FASB issued an accounting standard for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. It amends and clarifies a previously issued accounting standard in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. The accounting standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. The accounting standard will be effective for the first annual reporting period beginning on or after December 15, 2008. The accounting standard will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of the accounting standard will not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company has not completed their assessment of the impact that this pronouncement will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. Pursuant to the provisions of the Codification, the Company updated references to GAAP in the Company’s consolidated financial statements. The Codification did not change GAAP and therefore did not impact the Company’s consolidated financial statements other than the change in references.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3 - Earnings per share

The FASB’s accounting standard for earnings per share requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All shares and per share amounts used in the Company’s financial statements and notes thereto have been retroactively restated to reflect the 40-to-1 reverse stock split, which occurred on September 4, 2008.

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2009 and 2008:

	2009	2008

Net income for basic and diluted earnings per share	$1,972,054	$3,133,484

Weighted average shares used in basic computation	10,502,527	9,769,329
Earnings per share:
Basic	$0.19	$0.32

Diluted earnings per share
	2009	2008
For the three months ended September 30, 2009 and 2008
Net income for basic earnings per share	$1,972,054	$3,133,484

Weighted average shares used in basic computation	10,502,527	9,769,329
Diluted effect of stock option	82,534	65,086
Diluted effect of warrants	300,474	27,256
Weighted average shares used in diluted computation	10,885,535	9,861,671

Earnings per share-Diluted	$0.18	$0.32

For the three months ended September 30, 2009, 5,625 vested stock options with an average exercise price of $15.91 were not included in the diluted earnings per share calculation because of the anti-dilutive effect. The $5 million and $29.3 million convertible notes effect was also excluded from the calculation due to the anti-dilutive effect. For the three months ended September 30, 2008, 2,000 vested stock options and 1,875,000 warrants with an average exercise price of $12 and $10.00, respectively, were not included in the diluted earnings per share calculation because of the anti-dilutive effect. The $5 million and $30 million convertible notes effect were also excluded from the calculation due to the anti-dilutive effect.

Note 4 - Inventories

Inventories consisted of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)
Raw materials	$1,152,742	$1,539,602
Work-in-process	-	55,992
Packing materials	597,429	483,297
Finished goods	1,012,267	1,198,303
Total	$2,762,438	$3,277,194

Note 5 - Plant and equipment

Plant and equipment consisted of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)
Buildings and building improvements	$12,815,847	$12,798,375
Manufacturing equipment	2,755,292	2,603,114
Office equipment and furniture	221,165	291,061
Vehicles	478,044	477,396
Total	16,270,348	16,169,946
Less: accumulated depreciation	(2,453,069)	(2,212,549)
Total	$13,817,279	$13,957,397

For the three months ended September 30, 2009 and 2008, depreciation expense amounted to approximately $196,000 and $147,000, respectively.

Note 6 - Intangible assets

Intangible assets consisted of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)
Land use rights	$11,261,292	$11,245,938
Patents	4,943,791	4,937,050
Customer lists and customer relationships	1,125,114	1,123,580
Trade secrets, formulas and manufacturing process know-how	1,026,900	1,025,500
Licenses	23,398	23,368
Total	18,380,495	18,355,436
Less: accumulated amortization	(1,717,829)	(1,314,255)
Total	$16,662,666	$17,041,181

Amortization expense for the three months ended September 30, 2009, and 2008 amounted to approximately $402,000, and $74,000, respectively.

Note 7 - Debt

Short term bank loan

Short term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. The Company’s short term bank loan consisted of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)
Loan from Communication Bank; due December 2009; interest rate of 6.37% per annum; monthly interest payment; guaranteed by related party, Jiangbo Chinese-Western Pharmacy.	$2,200,500	$2,197,500
Total	$2,200,500	$2,197,500

Interest expense related to the short term bank loan amounted to $35,811 and $58,650 for three months ended September 30, 2009 and 2008, respectively.

Notes Payable

Notes payable represent amounts due to a bank which are secured and typically renewed. All notes payable are secured by the Company’s restricted cash. The Company’s notes payables consist of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)
Commercial Bank, various amounts, non-interest bearing, due from October 2009 to March 2010; 100% of restricted cash deposited	$14,552,640	$7,325,000
Total	$14,552,640	$7,325,000

Note 8 - Related party transactions

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Company’s Chief Executive Officer and other majority shareholders. For the three months ended September 30, 2009 and 2008, the Company recorded other income of approximately $81,000 and $144,000 from leasing the two buildings to this related party. As of September 30, 2009 and June 30, 2009, amount due from this related party was $80,685 and $0, respectively.

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.

Other payable - related parties consisted of the following:

	September 30,	June 30,
	2009	2009
	(Unaudited)
Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board	$223,581	$184,435

Payable to Haibo Xu, Chief Operating Officer and Director	33,688	33,688

Payable to Elsa Sung, Chief Financial Officer	24,732	18,333

Payable to John Wang, Director	2,500	2,500

Total other payable - related parties	$284,501	$238,956

Note 9 – Concentration of major customers, suppliers, and products

For the three months ended September 30, 2009, three products accounted for 36%, 24%, and 26% of the Company’s total sales. For the three months ended September 30, 2008, three products accounted for 36%, 35%, and 27% of the Company’s total sales.

For the three months ended September 30, 2009 and 2008, five customers accounted for approximately 37% and 17%, respectively, of the Company's sales. These five customers represented 28% and 31% of the Company's total accounts receivable as of September 30, 2009 and June 30, 2009, respectively.

For the three months ended September 30, 2009 and 2008, five suppliers accounted for approximately 73% and 77%, respectively, of the Company's purchases. These five suppliers represented 76% and 82% of the Company's total accounts payable as of September 30, 2009 and June 30, 2009, respectively.

Note 10 - Taxes payable

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for U.S. income taxes has been made as the Company had no U.S. taxable income during the three months ended September 30, 2009 and 2008.

The Company’s wholly owned subsidiaries Karmoya International Ltd. (“Karmoya”) and Union Well International Ltd. (“Union Well”) were incorporated in the British Virgin Island (“BVI”) and the Cayman Islands, respectively. Under the current laws of the BVI and Cayman Islands, the two entities are not subject to income taxes.

On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law ("EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which became effective on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the EIT Law and its associated preferential tax treatments, beginning January 1, 2008.

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

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the three months ended September 30, 2009 and 2008:

	2009	2008
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
China income tax exemptions	-	-
Other items(a)	37.5%	13.6%
Total provision for income taxes	62.5%	38.6%

(a) The 37.5% and 13.6% represent the expenses incurred by the Company that are not deductible for PRC income tax purpose for the three months ended September 30, 2009 and 2008, respectively.

Taxes payable

	September 30,	June 30,
	2009	2009
	(Unaudited)
Value added taxes	$4,874,242	$4,090,492
Income taxes	8,703,503	6,689,199
Other taxes	549,102	468,535

Total	$14,126,847	$11,248,226

Note 11 - Convertible Debt

November 2007 Convertible Debentures

On November 7, 2007, the Company entered into a Securities Purchase Agreement (the “November 2007 Purchase Agreement”) with Pope Investments, LLC (“Pope”) (the “November 2007 Investor”). Pursuant to the November 2007 Purchase Agreement, the Company issued and sold to the November 2007 Investor, $5,000,000 principal amount of 6% convertible subordinated debentures due November 30, 2010 (the “November 2007 Debenture”) and a three-year warrant to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share, exercisable at $12.80 per share, subject to adjustment as provided therein. The November 2007 Debenture bears interest at the rate of 6% per annum and the initial conversion price of the debentures is $10 per share. In connection with the offering, the Company placed in escrow 500,000 shares of its common stock. In connection with the May 2008 financing, the November 2007 Debenture conversion price was subsequently adjusted to $8 per share (Post 40-to-1 reverse split).

The Company evaluated the FASB’s accounting standard regarding convertible debentures and concluded that the convertible debenture has a beneficial conversion feature.  The Company estimated the intrinsic value of the beneficial conversion feature of the November 2007 Debenture at $2,904,093. The fair value of the warrants was estimated at $2,095,907. The two amounts are recorded together as debt discount and amortized using the effective interest method over the three-year term of debentures.

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

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debentures. For the three months ended September 30, 2009 and 2008, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $29,534 and $29,534, respectively, which has been included in interest expense. The remaining balance of unamortized debt issuance costs of the November 2007 Purchase Agreement at September 30, 2009 and June 30, 2009 was $129,621 and $159,155. The amortization of debt discounts was $353,829 and $141,580, respectively, for the three months ended September 30, 2009 and 2008, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the debt discount was $3,283,248 and $3,637,077 at September 30, 2009 and June 30, 2009, respectively.

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

Pursuant to the November 2007 Purchase Agreement, the Company entered into a Registration Rights Agreement. In accordance with the Registration Rights Agreement, the Company must file on each Filing Date (as defined in the Registration Rights Agreement) a registration statement to register the portion of the Registerable Securities (as defined therein) as permitted by the Securities and Exchange Commission’s guidance. The initial registration statement must be filed within 90 days of the closing date and declared effective within 180 days following such closing date. Any subsequent registration statements that are required to be filed on the earliest practical date on which the Company is permitted by the Securities and Exchange Commission’s guidance to file such additional registration statements, these statements must be effective 90 days following the date on which it is required to be filed. In the event that the registration statement is not timely filed or declared effective, the Company will be required to pay liquidated damages. Such liquidated damages shall be, at the investor’s option, either $1,643.83 or 164 shares of common stock per day that the registration statement is not timely filed or declared effective as required pursuant to the Registration Rights Agreement, subject to an amount of liquidated damages not exceeding either $600,000, and 60,000 shares of common stock, or a combination thereof based upon 12% liquidated damages in the aggregate. The accounting standards require potential registration payment arrangements be treated as a contingency rather than at fair value. The November 2007 Investor has subsequently agreed to allow the Company to file the November 2007 registration statement in conjunction with the Company’s financing in May 2008 and, as such, no liquidated damages were incurred for the year ended June 30, 2008.

May 2008 Convertible Debentures

On May 30, 2008, the Company entered into a Securities Purchase Agreement (the “May 2008 Securities Purchase Agreement”) with certain investors (the “May 2008 Investors”), pursuant to which, on May 30, 2008, the Company sold to the May 2008 Investors 6% convertible debentures (the “May 2008 Notes”) and warrants to purchase 1,875,000 shares of the Company’s common stock (“May 2008 Warrants”), for an aggregate amount of $30,000,000 (the “May 2008 Purchase Price”), in transactions exempt from registration under the Securities Act (the “May 2008 Financing”). Pursuant to the terms of the May 2008 Securities Purchase Agreement, the Company will use the net proceeds from the financing for working capital purposes. Also pursuant to the terms of the May 2008 Securities Purchase Agreement, the Company must, among other things, increase the number of its authorized shares of common stock to 22,500,000 by August 31, 2008, and is prohibited from issuing any “Future Priced Securities” as such term is described by NASD IM-4350-1 for one year following the closing of the May 2008 Financing. The Company has satisfied the increase in the number of its authorized shares of common stock in August 2008 (post 40-to-1 reverse split).

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

In connection with the private placement, the Company paid the placement agents a fee of $1,500,000 and incurred other expenses of $186,500, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debenture. During the three months ended September 30, 2009 and 2008, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $158,251 $140,542, respectively. The remaining balance of unamortized debt issuance costs of the May 2008 Purchase Agreement at September 30, 2009 and June 30, 2009 was $919,262 and $1,077,513, respectively. The amortization of debt discounts was $1,727,040 and $520,971 for the three months ended September 30, 2009 and 2008 respectively, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the unamortized debt discount was $23,128,973 and $24,856,012 at September 30, 2009 and June 30, 2009, respectively.

In connection with the May 2008 Financing, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”) dated May 30, 2008, with the May 2008 Investors and Loeb & Loeb LLP, as Escrow Agent, pursuant to which $4,000,000 of the May 2008 Purchase Price was deposited into an escrow account with the Escrow Agent at the closing of the Financing. Pursuant to the terms of the Holdback Escrow Agreement, (i) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than 120 days following the closing of the Financing of an obligation that the board of directors be comprised of at least five members (at least two of whom are to be fluent English speakers who possess necessary experience to serve as a director of a public company), a majority of whom will be independent directors acceptable to Pope and (ii) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than six months following the closing of the Financing of an obligation to hire a qualified full-time chief financial officer (as defined in the May 2008 Securities Purchase Agreement). In the event that either or both of these obligations are not so satisfied, the applicable portion of the escrowed funds will be released pro rata to the Investors. The Company has satisfied both requirement and the holdback money was released to the Company in July 2008.

In connection with the May 2008 Financing, Mr. Cao, the Company’s Chief Executive Officer and Chairman of the Board, placed 3,750,000 shares of common stock of the Company owned by him into an escrow account pursuant to a make good escrow agreement, dated May 30, 2008 (the “Make Good Escrow Agreement”). In the event that either (i) the Company’s adjusted 2008 earnings before taxes is less than $26,700,000 (“2008 Guaranteed EBT”) or (ii) the Company’s 2008 adjusted fully diluted earnings before taxes per share is less than $1.60 (“2008 Guaranteed Diluted EBT”), 1,500,000 of such shares (the “2008 Make Good Shares”) are to be released pro rata to the May 2008 Investors. In the event that either (i) the Company’s adjusted 2009 earnings before taxes is less than $38,400,000 (“2009 Guaranteed EBT”) or (ii) the Company’s adjusted fully diluted earnings before taxes per share is less than $2.32 (or $2.24 if the 500,000 shares of common stock held in escrow in connection with the November 2007 private placement have been released from escrow) (“2009 Guaranteed Diluted EBT”), 2,250,000 of such shares (the “2009 Make Good Shares”) are to be released pro rata to the May 2008 Investors. Should the Company successfully satisfy these respective financial milestones, the 2008 Make Good Shares and 2009 Make Good Shares will be returned to Mr. Cao. In addition, Mr. Cao is required to deliver shares of common stock owned by him to the Investors on a pro rata basis equal to the number of shares (the “Settlement Shares”) required to satisfy all costs and expenses associated with the settlement of all legal and other matters pertaining to the Company prior to or in connection with the completion of the Company’s October 2007 share exchange in accordance with formulas set forth in the May 2008 Securities Purchase Agreement (post 40-to-1 reverse split). The Company has determined that both thresholds for the years  ended June 30, 2009 and June 30, 2008 have been met. The make good shares have yet to be returned to Mr. Cao.

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

During the period ended September 30, 2009, the Company issued 62,500 shares of its common stock upon conversion of $500,000 convertible debt. As of September 30, 2009, a total of $660,000 May 2008 convertible debt has been converted into common shares.

The above two convertible debenture liabilities are as follows:

	September 30, 2009	June 30, 2009
November 2007 convertible debenture note payable	$5,000,000	$5,000,000
May 2008 convertible debenture note payable	29,340,000	29,840,000
Total convertible debenture note payable	34,340,000	34,840,000
Less: Unamortized discount on November 2007 convertible debenture note payable	(3,283,248)	(3,637,077)
Less: Unamortized discount on May 2008 convertible debenture note payable	(23,128,973)	(24,856,012)
Convertible debentures, net	$7,927,779	$6,346,911

Note 12 - Shareholders’ equity

Common Stock

In July 2009, the Company issued 1,009 shares of common stock to a Company’s current director as part of his compensation for services. The Company valued these shares at the fair market value on the date of grant of $9.91 per share, or $10,000 in total, based on the trading price of common stock. For the three months ended September 30, 2009, the Company recorded stock based compensation expense of $10,000 accordingly.

In August 2009, the Company issued 82,500 shares to Pope Investments LLC (“Pope”) as interest payment for the interest due on May 30, 2009 on the November 2007 Debentures and the May 2008 Notes. The Company valued these shares at the fair market value on the date of grant of $11.81 per share based on the trading price of common stock, or $974,325 in total, of which $660,000 was recorded  as interest expense at June 30, 2009 and $314,325 was recorded as additional interest expense in the three months ended September 30, 2009. For the three months ended September 30, 2009, the Company recorded stock based compensation of $10,000 accordingly.

As a result of the delay in its ability to transfer cash out of PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company became delinquent on the payment of interests under the November 2007 Debentures and May 2008 Notes in June 2008. On August 10, 2009, the Company and Pope Investments LLC (“Pope”) entered into a Letter Agreement (the “Letter Agreement”), whereby Pope agreed (i) to waive certain provisions set forth in the November 2007 Purchase Agreement, by and between the Company and Pope with respect to the November 2007 Debentures of the Company issued to Pope, and (ii) to waive certain provisions set forth in the May 2008 Securities Purchase Agreement, by and between the Company and the investors who are parties thereto (collectively, the “Investors”) with respect to the May 2008 Notes issued to the Investors. Pope is the holder of $5,000,000 principal amount of the November 2007 Debentures and the holder of $17,000,000 aggregate principal amount of the May 2008 Notes (collectively, the “Pope Notes”). Pursuant to the Letter Agreement, Pope (i) agreed to waive until August 17, 2009 the Events of Default (as defined in the November 2007 Debentures and May 2008 Notes) that have occurred as a result of the Company’s failure to timely make interest payments on the November 2007 Debentures and May 2008 Notes that were due and payable on May 30, 2009, and agreed not to provide written notice to the Company with respect to the occurrence of either of such Events of Default provided that the Company has made such interest payment to the holders of the November 2007 Debentures and the holders of the May 2008 Notes on or prior to August 17, 2009, (ii) agreed that in lieu of payment of the $660,000 in cash interest with respect to the Pope Notes that was due and payable to Pope on May 30, 2009, that the Company shall issue to Pope on or prior to August 17, 2009, 82,500 shares (the “Shares”) of its Common Stock (such payment shall be referred to herein as the “Special Interest Payment”), and (iii) waived each and every applicable provision of the 2007 Purchase Agreement, the 2008 Securities Purchase Agreement (including, without limitation Section 4.17 (Right of First Refusal) and 4.21(c) (Additional Negative Covenants of the Company)), the November 2007 Debentures and the May 2008 Notes, each to the extent necessary in order to permit the Company to make the Special Interest Payment. As of September 30, 2009, the Company fully satisfied its interest payment obligations related to the Letter Agreement.

In September 2009, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of convertible debt. In connection with the conversion, the Company recorded $402,112 interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures. In connection with the conversion, the Company issued 938 shares of its common stock for the final interest payment. The Company valued the 938 shares at the fair market value on the date of issuance of $11 per share and recorded $10,300 interest expense in total.

Registered capital contribution receivable

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown in capital contribution receivable on the accompanying consolidated financial statements. As part of its agreements with shareholders, the Company was to receive the entire $10,000 in October 2007. As of September 30, 2009, the Company has not received the $10,000.

Union Well was established on May 9, 2007, with a registered capital of $1,000. In connection with Karmoya’s acquisition of Union Well, the registered capital of $1,000 is reflected as capital contribution receivable on the accompanying consolidated financial statements. The $1,000 was due in October 2007, however, as of September 30, 2009, the Company has not received the $1,000.

Note 13 - Warrants

In connection with the $5,000,000 November 2007 Convertible Debenture, 6% convertible subordinated debentures note, the Company issued a three-year warrant to purchase 250,000 shares of common stock, at an exercise price of $12.80 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 3 years, (3) expected volatility of 197%, and (4) zero expected dividends. In connection with the May 2008 financing, the exercise price of outstanding warrants issued in November 2007 was reduced to $8 per share and the total number of warrants to purchase common stock was increased to 400,000.

In connection with the $30,000,000 May 2008 Convertible Debenture, 6% convertible subordinated debentures note, the Company issued a five-year warrant to purchase 1,875,000 shares of common stock, at an exercise price of $10 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 5 years, (3) expected volatility of 95%, and (4) zero expected dividends.

On February 15, 2009, the Company granted 40,000 stock warrants to a consultant at an exercise price of $6.00 per share exercisable for a period of three years. The warrants fully vest on July 15, 2009. The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) risk-free interest rate at the date of grant (1.83%), (2) expected warrant life of three years, (3) expected volatility of 106%, and (4) zero expected dividends. In connection with these warrants, the Company recorded stock-based compensation expense of $77,400 for the period ended September 30, 2009.

A summary of the warrants as of September 30, 2009, and changes during the period are presented below:

Number of warrants
Outstanding as of June 30, 2008	2,349,085
Granted	40,000
Forfeited	(74,085)
Exercised	-
Outstanding as of June 30, 2009	2,315,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2009 (unaudited)	2,315,000

The following is a summary of the status of warrants outstanding at September 30, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life (Years)	Average Exercise Price	Number	Average Remaining Contractual Life (Years)
$6.00	40,000	2.38	$6.00	40,000	2.38
$8.00	400,000	1.08	$8.00	400,000	1.08
$10.00	1,875,000	3.67	$10.00	1,875,000	3.67
Total	2,315,000			2,315,000

The Company has 2,315,000 warrants outstanding and exercisable at an average exercise price of $9.58 per share as of September 30, 2009.

Note 14 - Stock options

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

On June 10, 2008, 7,500 options were granted and the fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

					Grant Date
	Expected	Expected	Dividend	Risk Free	Average Fair
	Life	Volatility	Yield	Interest Rate	Value
Current officer	5 years	95%	0%	2.51%	$8.00

As of September 2009, of the 7,500 options held by the Company’s executives, directors, and employees, 5,625 were vested.

The following is a summary of the option activity:

Number of options
Outstanding as of June 30, 2008	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2009 (unaudited)	140,900

Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding options			Exercisable options
Average Exercise Price	Number	Average Remaining Contractual Life (years)	Average Exercise Price	Number	Average Remaining Contractual Life (years)
$4.20	133,400	1.0	$4.20	133,400	1.0
$12.00	2,000	3.45	$12.00	2,000	3.45
$16.00	1,750	3.45	$16.00	1,750	3.45
$20.00	1,875	3.45	$20.00	1,875	3.45
$24.00	1,875	3.45	$24.00	-	-
$4.93	140,900	1.13	$4.67	139,025	1.13

For the period ended September 30, 2009 and 2008, the company did not record any stock-based compensation expense related to those options granted as there were no options vested during the periods. At September 30, 2009 and June 30, 2009, there was $8,488 total unrecognized compensation expense related to non vested share-based compensation arrangements for these options. The cost is expected to be recognized over a weighted-average period of three months.

Note 15 - Employee pension

The employee pension in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the three months ended September 30, 2009 and 2008, the Company made pension contributions in the amount of $13,364 and $9,661, respectively.

Note 16 - Statutory reserves

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

Pursuant to the Company's articles of incorporation, the Company is required to appropriate 10% of the net profit as statutory surplus reserve up to 50% of the Company’s registered capital. During the year ended June 30, 2008, the Company’s statutory surplus reserve reached 50% of its registered capital.

Note 17 - Accumulated other comprehensive income

The components of accumulated other comprehensive income is as follows:

Balance, June 30, 2008	$7,700,905
Foreign currency translation gain	336,927
Unrealized loss on marketable securities	(1,514,230)
Balance, June 30, 2009	$6,523,602
Foreign currency translation gain	152,180
Unrealized gain on marketable securities	23,544
Balance, September 30, 2009 (unaudited)	$6,699,326

Note 18 - Commitments and Contingencies

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

R&D Agreement

In September 2007, the Company entered into a three year Cooperative Research and Development Agreement (“CRADA”) with a provincial university. Under the CRADA, the university is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the university will also provide technical services and trainings to the Company.  As part of the CRADA, the Company will pay approximately $3.5 million (RMB 24,000,000) plus out-of-pocket expenses to the university annually and provide internship opportunities for students of the university.  The Company will have the primary ownership of the designated research and development project results.

In November 2007, the Company entered into a five year CRADA with a research institute. Under this CRADA, the institute is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the university will also provide technical services and trainings to the Company.  As part of the CRADA, the Company will pay approximately $880,000 (RMB 6,000,000) to the institute annually.  The Company will have the primary ownership of the designated research and development project results. As of September 30, 2009, the Company’s future estimated payments to CRADA amounted to $8,929,790.

For the three months ended September 30, 2009 and 2008, approximately $1,100,000 and $1,098,000, respectively was incurred as research and development expense. As of September 30, 2009, the Company’s future estimated payments to those two CRADAs amounted to approximately $3.0 million.

Legal proceedings

The Company is involved in various legal matters arising in the ordinary course of business. The following summarizes the Company’s pending and settled legal proceedings as of September 30, 2009:

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

In February 2009, the Company was notified by the arbitration panel of American Arbitration Association (the “Panel”) that the Panel awarded CRG and CRGP jointly, a net total of $980,070 (the “Award”) to be paid by the Company on or before February 27, 2009. Once the Award is satisfied, CRG and CRGP would have no further claims against the Company’s common stock or other property that were the subject of the arbitration. The amount has been charged to operations for year ended June 30, 2009, and is included in liabilities assumed from during the reorganization as of June 30, 2009.

On March 6, 2009, CRG Partners, Inc. (“CRGP”) and Capital Research Group, Inc. (“CRG”), former consultants of the Company, filed a motion to confirm the arbitration award conferred by a panel of arbitrators of the American Arbitration Association on February 2, 2009. On July 15, 2009, the Cicuit Court of the 11th Judicial Circuit in and for Miami-Dade County confirmed the arbitration award and entered judgment against Genesis Technology Group, Inc. At September 30, 2009, the award has not been paid and the Company is currently in the process of settling the arbitration award with CRGP and CRG.

Note 19- Subsequent events

In October 2009, the Company issued 462,500 shares of its common stock in connection with the conversion of $3,700,000 of May 2008 Convertible Debentures.

The Company has performed an evaluation of subsequent events through November 16, 2009, the date these consolidated financial statements were issued.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) for Jiangbo Pharmaceuticals, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of Jiangbo Pharmaceuticals, Inc. for the three months ended September 30, 2009 and 2008 should be read in conjunction with Jiangbo’s financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, and Cautionary Notice Regarding Forward-Looking Statements in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We were incorporated on August 15, 2001, in the State of Florida under the name Genesis Technology Group, Inc. On October 12, 2001, we consummated a merger with NewAgeCities.com, an Idaho public corporation formed in 1969. We were the surviving entity after the merger.  On October 12, 2007, the Company’s corporate name was changed to Genesis Pharmaceuticals Enterprises, Inc.

Pursuant to a Certificate of Amendment to our Amended and Restated Articles of Incorporation filed with the State of Florida which took effect as of April 16, 2009, our name was changed from "Genesis Pharmaceuticals Enterprises, Inc." to "Jiangbo Pharmaceuticals, Inc." (the "Corporate Name Change").  The Corporate Name Change was approved and authorized by our Board of Directors as well as our holders of a majority of the outstanding shares of voting stock by written consent.

As a result of the Corporate Name Change, our stock symbol changed to "JGBO" with the opening of trading on May 12, 2009, on the OTCBB.

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

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of total net sales ($ in thousands):

	Three Month Period Ended September 30,	% of	Three Month Period Ended September 30,	% of
	2009	Revenue	2008	Revenue
SALES	$24,384	100%	$27,321	99.12%

SALES - RELATED PARTIES	-	-%	244	0.88%

COST OF SALES	6,260	25.67%	5,713	20.73%

COST OF SALES- RELATED PARTIES	-	-%	55	0.2%

GROSS PROFIT	18,124	74.33%	21,797	79.07%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,342	17.81%	13,352	48.48%

RESEARCH AND DEVELOPMENT	1,100	4.51%	1,098	3.98%

INCOME FROM OPERATIONS	12,682	52.01%	7,347	26.42%

OTHER EXPENSES, NET	7,422	30.44%	2,244	8.10%

INCOME BEFORE PROVISION FOR INCOME TAXES	5,260	21.57%	5,103	18.31%

PROVISION FOR INCOME TAXES	3,288	13.48%	1,970	7.02%

NET INCOME	1,972	8.09%	3,133	11.30%

OTHER COMPREHENSIVE (LOSS) INCOME	176	0.72%	(1,232)	(5.59	) %

COMPREHENSIVE INCOME	$2,148	8.81%	$1,901	5.71%

REVENUES. Revenues by product categories were as follows($ in thousands):

	Periods Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
Product	2009	2008
Western pharmaceutical medicines	$14,815	$20,216	$(5,401)	(26.72	) %
Chinese traditional medicines	9,569	7,349	2,220	30.21%
TOTAL	$24,384	$27,565	$(3,181)	(11.54	) %

Our revenues included revenues from sales and revenues from sales to a related party. For the three months ended September 30, 2009, we had revenues of $24.4 million as compared to revenues of $27.6 million for the three months ended September 30, 2008, a decrease of $3.2 million or 11.5%. While the quantities sold for Clarithromycin Sustained-released Tablets and Baobaole chewable tables increased in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, the decrease in the total revenue was primarily attributable to the decrease of the per unit price by an average of 26% for Clarithromycin Sustained-released tablets,  Itopride Hydrochloride granules and Baobaole chewable tables for the period ended September 30, 2009. The three products accounted for approximately 86.5% of our total revenue for the three months ended September 30, 2009. In January 2009, we restructured our distribution and sales system to sell our products primarily through 28 large independent regional distributors and lowered the per unit prices of the three major products to the distributors; at the same time, we significantly reduced the commission paid to our sales representatives on those products by 80% to 83% . The decrease in the revenue generated from the three major products were partially offset by the increase in  revenue from Radix Isatidis Dispersible tablets which was first released in the second quarter of fiscal year 2009. While we expect our sales from the Chinese traditional medicines continue to grow, our sales from the western pharmaceutical medicines will have minimal growth as both Clarithromycin Sustained-release tablets and Itopride Hydrochloride granules have entered into their maturity.

COST OF SALES and COST OF SALES – RELATED PARTIES by product categories were as follows ($ in thousands):

	Three MonthsEnded September 30,		Increase/ (Decrease)	Increase/ (Decrease)
Product	2009	2008
Western pharmaceutical medicines	$4,169	$4,539	$(370)	(8.15	) %
Chinese traditional medicines	2,091	1,229	862	70.14%
TOTAL	$6,260	$5,768	$(492)	(8.52	) %

Cost of sales and cost of sales – related parties for the three months ended September 30, 2009 increased $0.5 million or 8.6%, from $5.8 million for the three months ended September 30, 2008 to $6.3 million for the three months ended September 30, 2009. The increase in cost of sales and cost of sales - related parties was primarily due to increase in our product quantities sold. The increase in cost of sales as a percentage of net revenue for the three months ended September 30, 2009, was approximately 25.7% as compared to 20.9% for the three months ended September 30, 2008. The increase was primarily attributable to the decrease in the per unit price mentioned above.

GROSS PROFIT  by product categories as a percentage of sales were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)
Product	2009	2008
Western pharmaceutical medicines	71.86%	77.35%	(5.49	) %
Chinese traditional medicines	78.15%	83.13%	(4.98	) %

Gross profit was $18.1 million for the three months ended September 30, 2009, as compared to $21.8 million for the three months ended September 30, 2008, representing gross margins of approximately 74.3% and 79.1%, respectively. The decrease in the gross profit for the period ended September 30, 2009 was primarily due to the lower unit price charged as a result of sales net work restructure mentioned above, including a reduction in the selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $4.3 million for the three months ended September 30, 2009, as compared to $13.4 million for the three months ended September 30, 2008, a decrease  of $9.1 million or approximately 67.3% as summarized below ($ in thousands):

	Three months ended September 30,
	2009	2008
Advertisement, marketing and promotion spending	$1,066	$3,229
Travel and entertainment - sales related	127	642
Depreciation and amortization	473	151
Shipping and handling	151	122
Salaries, wages and related benefits	1,983	8,638
Travel and entertainment - non sales related	83	82
Other	459	488

Total	$4,342	$13,352

The changes in these expenses from the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, included the following:

•
A decrease of $2.2 million or approximately 67% in advertisement, marketing and promotion spending primarily due to less marketing and promotion spending and better managed advertising and promotional costs in fiscal year 2010.

•
Travel and entertainment - sales related expenses decreased by $0.5 million or approximately 80% primarily due to the sales distribution system restructuring in January 2009. As a result of the distribution system restructuring, we rely more on the distributors to work with us to promote our products and the traveling and entertainment activities incurred by our sales representatives decreased accordingly.

•	Depreciation and amortization increased by $0.3 million or 213.2% primarily due to more intangible assets being depreciated and amortized in fiscal year 2009.

•
Salaries, wages, and related benefits decreased by $6.7 million or 77.0% during the period ended September 30, 2009 as compared to September 30, 2008.  The decrease in the period ended September 30, 2009 was primarily  due to the significant decrease in commissions paid to our sales representatives. In connection with the sales restructuring in January 2009,we significantly reduced the commission paid to our sales representatives on the top three selling products by 80% to 83% .

•	Shipping and handling, travel and entertainment – non-sales related expenses, and other expenses remained materially consistent for the periods ended September 30, 2009 and 2008.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of fees paid to third parties for research and development related activities conducted for the Company and cost of materials used and salaries paid for the development of the Company’s products, totaled $1.1 million for the three months ended September 30, 2009, as compared to $1.1 million for the three months ended September 30, 2008. Research and development expenses mainly related two R&D cooperative agreements which obligated us to make monthly payments to the designated university/institute research and development projects, plus expenses incurred.

OTHER EXPENSES. Our other expenses consisted of financial expenses, change in fair value of derivative liabilities and other non-operating expenses (income). We had net other expense of $7.4 million for the three months ended September 30, 2009 as compared to $2.2 million for the three months September 30, 2008. The increase in other expense was primarily due to the increase in the debt discount amortization expense related to our financing in November 2007 and May 2008 of $1.4 million, and the loss in fair value of derivative liabilities of $4.8 million for the three month ended September 30, 2009, which we did not incur in the prior corresponding period, and partially offset by the increase in other income of $1.2 million which was primarily contributed by the unrealized gain on trading marketable securities.

NET INCOME. Our net income for the three months ended September 30, 2009 was $2.0 million as compared to $3.1 million for the three months ended September 30, 2008, a $1.2 million or 37.1% decrease.  Although we had a $5.3 million or 72.6 % increase in our income from operations, the amount was largely offset by the significant increase of $5.2 million in other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended September 30, 2009 was $17.9 million as compared to net cash provided by operating activities of $13.7 million for the three months ended September 30, 2008. The increase in cash provided by operating activities included the following: 1) decrease in accounts receivable of $7.0 million 2) an add-back of amortization on debt discount and deferred debt costs of $2.2 million, 3) an add-back of loss from the derivative liabilities of $4.8 million, and 4) increase in tax payable of $2.9 million partially offset by the decrease in accounts payable of $2.3 million.

Net cash provided by investing activities for the three months ended September 30, 2009, was mainly attributable to proceeds from sale of marketable securities.

Net cash used in financing activities was $0 for the three months ended September, 30, 2009 and $0.8 million for the three months ended September 30, 2008.

We reported a net increase in cash for the three months ended September 30, 2009 of $18.5 million as compared to a net increase in cash of $13.1 million for the three months ended September 30, 2008.

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At September 30, 2009, the majority of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital requirements in the U.S. The Company’s management is currently evaluating the situation. Our working capital position reduced  by $33.1 million to $66.3 million at September 30, 2009, from $99.8 million at June 30, 2009. This decrease in working capital is primarily attributable to a decrease in accounts receivable of $7 million, an increase in tax payable of $2.9 million, and an increase in derivative liabilities of $44.4 million and partially offset by an increase in cash of $18.5 million, a decrease in accounts payable of approximately $2.3 million, and a decrease in accrued liabilities of $1.1 million.

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

Risk Factors

Interest Rates. Our exposure to market risk for changes in interest rates primarily relates to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2009, we had approximately $122.9 million in cash and cash equivalents. A hypothetical 2% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statements of shareholders’ equity. We recorded net foreign currency gains of $152,180 and $330,641 for the three months ended September 30, 2009 and 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB and Euros, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

Inflation Risk. In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China (NBS) (www.stats.gov.cn), the change in Consumer Price Index (CPI) in China was 1.5%, 4.7% and 5.9% in 2006, 2007 and 2008, respectively. Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Related Party Transactions

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Chief Executive Officer of the Company and other majority shareholders. For the three months ended September 30, 2009 and 2008, the Company recorded other income of $80,636 and $143,950 from leasing the two buildings to this related party. As of September 30, 2009 and June 30, 2009, amount due from this related party was $80,685 and $0.

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.

Other payable - related parties consisted of the following:

	September 30,	June 30,
	2009	2009
	(Unaudited)
Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board	$223,581	$184,435

Payable to Haibo Xu, Chief Operating Officer and Director	33,688	33,688

Payable to Elsa Sung, Chief Financial Officer	24,732	18,333

Payable to John Wang, Director	2,500	2,500

Total other payable - related parties	$284,501	$238,956

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

Recent Accounting Pronouncements

In April 2009, the FASB issued an accounting standard for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. It amends and clarifies a previously issued accounting standard in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. The accounting standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. The accounting standard will be effective for the first annual reporting period beginning on or after December 15, 2008. The accounting standard will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of the accounting standard will not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company has not completed their assessment of the impact that this pronouncement will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. Pursuant to the provisions of the Codification, the Company updated references to GAAP in the Company’s consolidated financial statements. The Codification did not change GAAP and therefore did not impact the Company’s consolidated financial statements other than the change in references.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Item 4T: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, for the following two reasons:

1.  Accounting and Finance Personnel Weaknesses - US GAAP expertise - The current staff in the accounting department do not have extensive experience with U.S. GAAP, and needs substantial training so as to meet the higher demands of being a publicly-traded company in the U.S. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statement consolidation, were inadequate and the personnel were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

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

In order to correct the foregoing deficiencies, we have taken the following remediation actions:

1.
We have started training our internal accounting staff on U.S. GAAP and financial reporting requirements. Additionally, we are also taking steps to hire additional accounting personnel to ensure we have adequate resources to meet the requirements of segregation of duties.

2.
We plan on involving both internal accounting and operations personnel and outside consultants with U.S. GAAP technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction. During the three months ended September 30, 2009, we have continued working with our outside internal control consultants; a reputable independent accounting firm has been engaged as internal control consultants to provide advice and assistance on improving our internal controls. The internal control consultants have begun working with our internal audit department to implement new policies and procedures within the financial reporting process with adequate review and approval procedures.

3.
We have continued to evaluate the internal audit function in relation to the Company’s financial resources and requirements. During the three months ended September 30, 2009, our staff from the internal audit department has started working with our internal control consultants and our accounting staff to evaluate the Company’s current internal control over financial reporting process. To the extent possible, we will provide necessary trainings to our internal audit staff and implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to insure that the foregoing do not become material weaknesses. We plan to fully implement the above remediation plan by June 30, 2010.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements,nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

(b)     Changes in internal controls over financial reporting. During the three months covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

The Company is involved in various legal matters arising in the ordinary course of business. The following summarizes the Company’s pending and settled legal proceedings as of September 30, 2009:

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

In February 2009, the Company was notified by the arbitration panel of American Arbitration Association (the “Panel”) that the Panel awarded CRG and CRGP jointly, a net total of $980,070 (the “Award”) to be paid by the Company on or before February 27, 2009. Once the Award is satisfied, CRG and CRGP would have no further claims against the Company’s common stock or other property that were the subject of the arbitration. The amount has been charged to operations for year ended June 30, 2009, and is included in liabilities assumed from during the reorganization as of June 30, 2009.

On March 6, 2009, CRG Partners, Inc. (“CRGP”) and Capital Research Group, Inc. (“CRG”), former consultants of the Company, filed a motion to confirm the arbitration award conferred by a panel of arbitrators of the American Arbitration Association on February 2, 2009. On July 15, 2009, the Cicuit Court of the 11th Judicial Circuit in and for Miami-Dade County confirmed the arbitration award and entered judgment against Genesis Technology Group, Inc. As of September 30, 2009, the award has not been paid and the Company is currently in the process of settling the arbitration award with CRGP and CRG.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2009, the Company issued 1009 shares of common stock to a director of the Company as part of his compensation for services. The Company valued these shares at the fair market value on the date of grant of $9.91 per share, or $10,000 in total, based on the trading price of common stock. For the three months ended September 30, 2009, the Company recorded stock based compensation of $10,000 accordingly. The recipient of the shares was an accredited investor and the issuance of the shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

In August 2009, the Company issued 82,500 shares of its common stock, in lieu of a cash interest payment of $660,000, to Pope Investments LLC (“Pope”) in payment of  the interest  on the Company’s  6% Convertible Subordinated Debentures  issued in November 2007 and the Company’s 6% Convertible Notes issued in  May 2008 ( the “May 2008 Notes”) held by Pope that was due on May 30, 2009. Pope is an accredited investor and the issuance of these shares to Pope, was exempt from registration under the Securities Act  in reliance on an exemption provided by Section 4(2) of that Act.

In September 2009, the Company issued 62,500 shares of its common stock to a holder of its May 2008 Notes in connection with the conversion, of $500,000 aggregate principal amount  of May 2008 Notes pursuant to the terms thereof by the holder. The recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Letter Agreement Between the Company and Pope Investments LLC dated August 10, 2009. (1)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1) Incorporated by reference from the Company’s current Report on Form 8-K filed on August 14, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JIANGBO PHARMACEUTICALS, INC.

Date: November 16, 2009	By:	/s/ Cao Wubo

Cao Wubo Chief Executive Officer and President