Form 10-Q
period 2009-12-31
Jiangbo Pharmaceuticals, Inc.
filed 2010-02-19
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

Commission file number:   000-53037

JIANGBO PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-1130026
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 Haibe Road, Laiyang Economic Development Zone
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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares outstanding at February 18, 2010 was 12,031,373.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009

	December 31,	June 30,
	2009	2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,971,243	$104,366,117
Restricted cash	14,545,305	7,325,000
Investments	42,599	879,228
Accounts receivable, net of allowance for doubtful accounts of $1,276,843 and $694,370 as of December 31, 2009 and June 30, 2009, respectively	19,729,985	19,222,707
Inventories	3,935,239	3,277,194
Other receivables	4,447	167,012
Other receivable - related parties	161,370	-
Advances to suppliers	472,939	236,496
Financing costs - current	632,637	680,303
Total current assets	128,495,764	136,154,057

PLANT AND EQUIPMENT, net	13,661,593	13,957,397

OTHER ASSETS:
Restricted investments	129,306	1,033,463
Financing costs, net	131,278	556,365
Intangible assets, net	33,243,462	17,041,181
Total other assets	33,504,046	18,631,009

Total assets	$175,661,403	$168,742,463

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,875,667	$6,146,497
Short term bank loans	-	2,197,500
Notes payable	14,545,305	7,325,000
Other payables	2,342,231	2,152,063
Refundable security deposits due to distributors	4,107,600	4,102,000
Other payables - related parties	332,689	238,956
Accrued liabilities	368,578	1,356,898
Liabilities assumed from reorganization	525,739	1,565,036
Taxes payable	3,608,665	11,248,226
Total current liabilities	28,706,474	36,332,176

OTHER LIABILITIES:
Derivative liabilities	33,996,855	-
Convertible debt, net of discount $20,945,255 and $28,493,089 as of December 31, 2009 and June 30, 2009, respectively	8,694,745	6,346,911
Total other liabilities	42,691,600	6,346,911

Total liabilities	71,398,074	42,679,087

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Convertible preferred stock Series A ($0.001 par value; 0 shares issued and outstanding as of December 31, 2009 and June 30, 2009, respectively	-	-
Common stock ($0.001 par value, 22,500,000 and 15,000,000 shares authorized, 11,169,546 and 10,435,099 shares issued and outstanding as of December 31, 2009 and June 30, 2009, respectively)	11,170	10,435
Additional paid-in capital	23,805,104	48,397,794
Capital contribution receivable	(11,000)	(11,000)
Retained earnings - unrestricted	70,427,320	67,888,667
Statutory reserves	3,253,878	3,253,878
Accumulated other comprehensive income	6,776,857	6,523,602
Total shareholders' equity	104,263,329	126,063,376
Total liabilities and shareholders' equity	$175,661,403	$168,742,463

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
REVENUES:
Sales	$18,179,942	$32,944,809	$42,563,996	$60,265,493
Sales – related parties	-	-	-	243,909
Total revenues	18,179,942	32,944,809	42,563,996	60,509,402

COST OF SALES
Cost of sales	4,667,049	7,138,166	10,927,448	12,851,210
Cost of sales - related parties	-	-	-	54,493
Total cost of sales	4,667,049	7,138,166	10,927,448	12,905,703

GROSS PROFIT	13,512,893	25,806,643	31,636,548	47,603,699

RESEARCH AND DEVELOPMENT EXPENSE	1,106,385	1,098,525	2,205,960	2,196,450

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,259,213	13,282,421	9,601,019	26,634,396

INCOME FROM OPERATIONS	7,147,295	11,425,697	19,829,569	18,772,853

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	(6,687,085)	-	(1,865,992)	-
Other income - related parties	(80,668)	(92,774)	(161,304)	(236,724)
Non-operating (income) expense, net	366,685	204,001	214,271	1,193,592
Interest expense, net	6,162,640	1,549,331	8,919,818	2,902,125
Loss from discontinued operations	87,561	1,545,607	164,769	1,590,823
Total other (income) expense, net	(150,867)	3,206,165	7,271,562	5,449,816

INCOME BEFORE PROVISION FOR INCOME TAXES	7,298,162	8,219,532	12,558,007	13,323,037

PROVISION FOR INCOME TAXES	1,970,021	2,820,346	5,078,191	4,790,367

NET INCOME	5,328,141	5,399,186	7,479,816	8,532,670

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss)	32,827	(384,650)	56,371	(1,947,617)
Foreign currency translation adjustment	44,704	248,823	196,884	579,464

COMPREHENSIVE INCOME	$5,405,672	$5,263,359	$7,733,071	$7,164,517

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	10,983,405	9,771,883	10,744,648	9,770,615

BASIC EARNINGS PER SHARE	$0.49	$0.55	$0.70	$0.87

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	15,065,301	14,148,317	14,829,605	14,173,463

DILUTED EARNINGS (LOSS) PER SHARE	$(1.06)	$(1.87)	$(0.89)	$(1.61)

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Par Value $0.001		Additional	Capital	Retained Earnings		Accumulated other
	Number		Paid-in	contribution	Statutory	Unrestricted	comprehensive
	of shares	Amount	capital	receivable	reserves	earnings	income	Totals
BALANCE, June 30, 2008	9,767,844	$9,769	$45,554,514	$(11,000)	$3,253,878	$39,008,403	$7,700,905	$95,516,469

Shares issued for adjustments for 40:1 reverse split	1,104	-						-
Cancellation of common stock for settlement @ $8 per share	(2,500)	(2)	(19,998)					(20,000)
Common stock issued for service @ $8 per share	2,500	2	19,998					20,000
Common stock issued for service @ $9 per share	2,500	2	22,498					22,500
Common stock issued to Hongrui @ $4.035 per share	643,651	644	2,596,488					2,597,132
Conversion of convertible debt to stock	20,000	20	159,980					160,000
Stock based compensation			64,314					64,314
Net income						28,880,264		28,880,264
Change in fair value on restricted marketable equity securities							(1,514,230)	(1,514,230)
Foreign currency translation gain							336,927	336,927

BALANCE, June 30, 2009	10,435,099	$10,435	$48,397,794	$(11,000)	$3,253,878	$67,888,667	$6,523,602	$126,063,376

Cumulative effect of reclassification of warrants			(34,971,570)			(4,941,163)		(39,912,733)

BALANCE, July 1, 2009 as adjusted	10,435,099	10,435	13,426,224	(11,000)	3,253,878	62,947,504	6,523,602	86,150,643

Common stock issued for services @ $9.91 per share	1,009	1	9,999					10,000
Common stock issued for interest payment @ $8 per share	83,438	84	984,540					984,624
Conversion of convertible debt to stock	650,000	650	5,199,350					5,200,000
Reclassification of derivative liabilities to APIC due to conversion of convertible debt			4,049,887					4,049,887
Stock based compensation			135,104					135,104
Net income						7,479,816		7,479,816
Change in fair value on restricted marketable equity securities							56,371	56,371
Foreign currency translation gain							196,884	196,884

BALANCE, December 31, 2009 (Unaudited)	11,169,546	$11,170	$23,805,104	$(11,000)	$3,253,878	$70,427,320	$6,776,857	$104,263,329

The accompanying notes are an integral part of these consolidated statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,479,816	$8,532,670
Loss from discontinued operations	164,769	1,590,823
Income from continuing operations	7,644,585	10,123,493
Adjustments to reconcile net income to net cash, net of acquisition, provided by operating activities:
Depreciation	391,435	289,749
Amortization of intangible assets	803,234	147,120
Amortization of deferred debt issuance costs	472,753	340,151
Amortization of debt discount	7,547,834	1,646,235
Loss from issuance of shares in lieu of interest	317,124	-
Bad debt expense	581,287	111,237
Realized loss (gain) on marketable securities	406,551	(115,128)
Unrealized (gain) loss on marketable securities	(265,747)	1,459,656
Other non-cash settlement	-	(20,000)
Change in fair value of derivative liabilities	(1,865,992)	-
Stock-based compensation	135,104	38,028
Changes in operating assets and liabilities
Accounts receivable	(1,062,126)	(1,764,421)
Accounts receivable - related parties	-	488,580
Inventories	(653,303)	(1,049,318)
Other receivables	161,727	(2,175,378)
Other receivables - related parties	(161,304)	(236,724)
Advances to suppliers and other assets	(235,033)	1,608,131
Accounts payable	(3,277,854)	569,601
Other payables	187,153	1,815,563
Other payables - related parties	93,588	66,028
Accrued liabilities	(299,688)	153,587
Liabilities assumed from reorganization	(79,150)	(903,600)
Taxes payable	(7,651,766)	13,821,621
Net cash provided by operating activities	3,190,415	26,414,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	531,333	117,614
Purchase of equipment and building improvements	(76,707)	(128,179)
Purchase of land use right	(16,975,633)	-
Net cash used in investing activities	(16,521,007)	(10,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(7,207,356)	1,292,162
Proceeds from bank loans		2,196,450
Payments for bank loans	(2,199,600)	(2,782,170)
Proceeds from notes payable	14,539,356	704,328
Principal payments on notes payable	(7,332,000)	-
Net cash (used in) provided by financing activities	(2,199,600)	1,410,770

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	135,318	369,646

(DECREASE) INCREASE IN CASH	(15,394,874)	28,184,062

CASH and CASH EQUIVALENTS, beginning	104,366,117	48,195,798

CASH and CASH EQUIVALENTS, ending	$88,971,243	$76,379,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for Interest	$390,861	$1,110,572
Cash paid for Income taxes	$1,289,849	$128,329

Non-cash investing and financing activities:
Common stock issued for interest payment	$667,500	$-
Common stock issued for convertible notes conversion, net of discount	$5,200,000	$160,000
Derivative liability reclassified to equity upon conversion	$4,049,887	$-
Transfer of investments to settle liabilities assumed from reorganization	$1,124,916	$-

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by US Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, the accompanying consolidated balance sheets, and related interim consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows, include all adjustments, consisting only of normal recurring items. However, these consolidated financial statements are not indicative of a full year of operations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the following entities, and all significant intercompany transactions and balances have been eliminated in consolidation:

Consolidated entity name:	Percentage of ownership
Karmoya International Ltd.	100%
Union Well International Ltd.	100%
Genesis Jiangbo (Laiyang) Biotech Technology Co., Ltd.	100%
Laiyang Jiangbo Pharmaceuticals Co., Ltd.	Variable Interest Entity

The Financial Accounting Standards Board’s (“FASB”) accounting standards address whether certain types of entities, referred to as VIE’s, should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of the accounting standard, the Company has determined that Laiyang Jiangbo is a VIE and that the Company is the primary beneficiary, and accordingly, the financial statements of Laiyang Jiangbo are consolidated into the financial statements of the Company.

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

Asset and liability accounts at December 31, 2009, were translated at 6.82 RMB to $1.00 as compared to 6.83 RMB to $1.00 at June 30, 2009. Equity accounts were stated at their historical rates. The average translation rates applied to statements of income for the six months ended December 31, 2009 and 2008 were 6.82 RMB and 6.83 RMB to $1.00, respectively.

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

Financial instruments

The accounting standard governing financial instruments adopted on July 1, 2008, defines financial instruments and requires fair value disclosures about those instruments.  It defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  Investments, receivables, payables, short term loans and convertible debt all qualify as financial instruments.  Management concluded the receivables, payables and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated rates of interest are equivalent to rates currently available.

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

As such, effective July 1, 2009, the Company reclassified the fair value of the conversion features on the convertible notes and warrants from equity to liability, as if these conversion features on the convertible notes and warrants were treated as a derivative liability since their initial issuance dates. On July 1, 2009, the Company reclassified approximately $35 million from additional paid-in capital and approximately $4.9 million from beginning retained earnings to warrant liabilities, as a cumulative effect adjustment, to recognize the fair value of the conversion features on the convertible notes and warrants. For the six months ended December 31, 2009, $5.2 million of convertible notes were converted. As of December 31, 2009, the Company has $29,640,000 convertible notes and 2,275,000 warrants outstanding. The fair value of the conversion features on the convertible notes was approximately $19.7 million and the fair value of the warrants was approximately $14.3 million.  The Company recognized $1.9 million gain from the change in fair value of the conversion features on the convertible notes and warrants for the six months ended December 31, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the conversion features on the convertible notes and warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2009				July 1, 2009
	Annual dividend yield	Expected term (years)	Risk-free interest rate	Expected volatility	Annual dividend yield	Expected term (years)	Risk-free interest rate	Expected volatility
Conversion feature on the $5 million convertible notes	-	0.85	0.47%	64.00%	-	1.35	1.11%	95.8%
Conversion feature on the $30 million convertible notes	-	1.42	1.14%	88.43%	-	1.92	1.11%	102%
400,000 warrants issued in November 2007	-	0.85	0.47%	64.00%	-	1.35	1.11%	95.8%
1,875,000 warrants issued in May 2008	-	3.42	2.31%	86.91%	-	3.92	2.54%	97.51%

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

	Carrying Value at December 31, 2009	Fair Value Measurements at December 31, 2009, Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Investments	$42,599	$42,599	$-	$-
Investments, restricted	129,306	129,306	-	-
Conversion options - $4M Convertible Debt (November 2007)	2,010,359	-	-	2,010,359
Conversion options - $25.6M Convertible Debt (May 2008)	17,708,382	-	-	17,708,382
400,000 warrants issued in November 2007	1,608,287	-	-	1,608,287
1,875,000 warrants issued in May 2008	12,669,826	-	-	12,669,826
$4M Convertible Debt (November 2007)	4,192,195			4,192,195
$25.6M Convertible Debt (May 2008)	26,558,365			26,558,365

Total	$64,919,319	$171,905	$-	$64,747,414

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

The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of December 31, 2009 and June 30, 2009, the Company’s bank balances, including restricted cash balances, exceeded government-insured limits by approximately $103,516,548 and $111,684,000, respectively.

Restricted cash

Restricted cash represents amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions. These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has debt agreements. Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current in the consolidated balance sheets.

Investment and restricted investments

Investments are comprised of marketable equity securities of publicly traded companies and are stated at fair value based on the quoted price of these securities. These investments are classified as trading securities based on the Company’s intent and ability to sell them within the year. Restricted investments are marketable equity securities of publicly traded companies that were acquired through the reverse merger and contained certain SEC Rule 144 restrictions on the securities. These securities are classified as available-for-sale and are reflected as restricted and noncurrent, as the Company intends to hold them beyond one year. Restricted investments are carried at fair value based on the trade price of these securities.

The following is a summary of the components of the gain/loss on investments and restricted investments for the three and six months ended December 31, 2009 and 2008:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Realized (gain) loss on trading securities	$425,616	$9,395	$406,551	$(115,128)
Unrealized (gain) loss on trading securities	(14,743)	415,573	(265,747)	1,459,656
Unrealized (gain) loss on restricted investments – available-for-sale securities	(32,827)	384,650	(56,371)	1,947,617

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

The activities in the allowance for doubtful accounts are as follows for the periods ended December 31, 2009 and June 30, 2009:
	December 31, 2009	June 30, 2009
	(Unaudited)
Beginning allowance for doubtful accounts	$694,370	$155,662
Bad debt additions	581,287	538,068
Foreign currency translation adjustments	1,186	640
Ending allowance for doubtful accounts	$1,276,843	$694,370

Inventories

Inventories, consisting of raw materials, work-in-process, packing materials and finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the weighted average method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of December 31, 2009 and June 30, 2009, the Company determined that no reserves were necessary.

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

Intangible assets

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on the straight-line method over the terms of the land use rights, which range from 20 to 50 years. The Company acquired land use rights in August 2004, October 2007 and November 2009 in the amounts of approximately $879,000, $8,871,000 and $17,000,000, respectively, which are included in intangible assets.

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

Impairment of long-lived assets

Long-lived assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying values have become impaired. The Company considers assets to be impaired if the carrying values exceed the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2009, the Company expects these assets to be fully recoverable.

Beneficial conversion feature of convertible notes

In accordance with accounting standards governing the beneficial conversion feature of convertible notes, the Company has determined that the convertible notes contained a beneficial conversion feature because on November 6, 2007, the effective conversion price of the $5,000,000 convertible note was $5.81 when the market value per share was $16.00, and on May 30, 2008, the effective conversion price of the $30,000,000 convertible note was $5.1 when the market value per share was $12.00. Total value of beneficial conversion feature of $2,904,092 for the November 6, 2007 convertible note and $19,111,323 for the May 30, 2008 convertible debt was discounted from the carrying value of the convertible notes. The beneficial conversation feature is amortized using the effective interest method over the term of the note. As of December 31, 2009 and June 30, 2009, a total of $13,216,956 and $17,955,637, respectively, remained unamortized for the beneficial conversion feature.

Income taxes

The Company accounts for income taxes in accordance with the accounting standard for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of December 31, 2009 and June 30, 2009, the Company did not have any net deferred tax assets or liabilities.

The  accounting standards clarify the accounting and disclosure for uncertain tax positions and prescribe a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

VAT on sales and VAT on purchases amounted to approximately $3,090,000 and $894,000 for the three months ended December 31, 2009, respectively, and approximately $5,603,000 and $781,000 for the three months ended December 31, 2008, respectively. VAT on sales and VAT on purchases amounted to approximately $7,236,000 and $1,738,000, respectively, for the six months ended December 31, 2009, respectively, and approximately $10,287,000 and $1,155,000, respectively, for the six months ended December 31, 2008. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to approximately $113,000 and $130,000, respectively, for the three months ended December 31, 2009, and 2008, respectively. Shipping and handling costs amounted to approximately $264,000 and $252,000 for the six months ended December 31, 2009, and 2008, respectively.

Advertising

Expenses incurred in the advertising of the Company and the Company’s products are charged to operations. Advertising expenses amounted to approximately $2,190,431 and $24,000 for the three months ended December 31, 2009 and 2008, respectively. Advertising expenses amounted to approximately $3,257,000 and $928,000 for the six months ended December 31, 2009 and 2008, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development of the Company’s products, and fees paid to third parties to assist in such efforts.

Recent accounting pronouncements

In April 2009, the FASB issued an accounting standard for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. It amends and clarifies a previously issued accounting standard in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. The accounting standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. The accounting standard will be effective for the first annual reporting period beginning on or after December 15, 2008. The accounting standard will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of the accounting standard did not have a material impact on the Company’s results of operations or financial condition.

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

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company believes the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17,Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended December 31, 2009 and 2008:

Basic earnings per share

	2009	2008

Net income for basic and diluted earnings per share	$5,328,141	$5,399,186

Weighted average shares used in basic computation	10,983,405	9,771,883
Earnings per share:
Basic	$0.49	$0.55

Diluted earnings (loss) per share
	2009	2008

Net income for basic earnings per share	$5,328,141	$5,399,186
Add: Interest expense	469,885	536,666
Subtract: Loan issuance cost	(763,914)	(1,576,792)
Subtract: Debt discount if converted	(20,945,255)	(30,853,722)
Net income for diluted EPS	(15,911,143)	(26,494,662)

Weighted average shares used in basic computation	10,983,405	9,771,883
Diluted effect of stock options and warrants	376,896	21,434
Diluted effect of $4,000,000 convertible notes	500,000	625,000
Diluted effect of $25,600,000 convertible notes	3,205,000	3,730,000
Weighted average shares used in diluted computation	15,065,301	14,148,317

Loss per share-Diluted	$(1.06)	(1.87)

The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended December 31, 2009 and 2008:

Basic earnings per share

	2009	2008

Net income for basic earnings per share	$7,479,816	$8,532,670

Weighted average shares used in basic computation	10,744,648	9,770,615

Earnings per share – Basic	$0.70	$0.87

Diluted earnings (loss) per share

	2009	2008

Net income for basic earnings per share	$7,479,816	$8,532,670
Add: Interest expense	990,715	1,073,332
Subtract: Loan issuance cost	(763,914)	(1,576,792)
Subtract: Debt discount if converted	(20,945,255)	(30,856,722)

Net income for diluted EPS	(13,238,638)	(22,827,512)

Weighted average shares used in basic computation	10,744,648	9,770,615
Diluted effect of stock options and warrants	379,957	47,848
Diluted effect of $ 4,000,000 convertible notes	500,000	625,000
Diluted effect of $25,600,000 convertible notes	3,205,000	3,730,000
Weighted average shares used in diluted computation	14,829,605	14,173,463

Loss per share-Diluted	$(0.89)	$(1.61)

For the three and six months ended December 31, 2009, 7,500 vested stock options with an average exercise price of $17.93 were not included in the diluted earnings per share calculation because of the anti-dilutive effect. For the three months and six months ended December 31, 2008, 2,000 stock options and 1,875,000 warrants with an average exercise price of $12.00 and $10.00, respectively, were not included in the diluted earnings per share calculation because of the anti-dilutive effect.

Note 4 - Inventories

Inventories consisted of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)
Raw materials	$2,045,408	$1,539,602
Work-in-process	-	55,992
Packing materials	740,660	483,297
Finished goods	1,149,171	1,198,303
Total	$3,935,239	$3,277,194

Note 5 - Plant and equipment

Plant and equipment consisted of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)
Buildings and building improvements	$12,838,821	$12,798,375
Manufacturing equipment	2,771,754	2,715,223
Office equipment and furniture	221,165	219,979
Vehicles	478,044	477,396
Total	16,309,784	16,210,973
Less: accumulated depreciation	(2,648,191)	(2,253,576)
Total	$13,661,593	$13,957,397

For the three months ended December 31, 2009 and 2008, depreciation expense amounted to approximately $195,000 and $143,000, respectively. For the six months ended December 31, 2009 and 2008, depreciation expense amounted to approximately $391,000 and $290,000, respectively.

Note 6 - Intangible assets

Intangible assets consisted of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)
Land use rights	$29,232,319	$11,245,938
Patents	4,941,768	4,937,050
Customer lists and customer relationships	1,124,654	1,123,580
Trade secrets, formulas and manufacture process know-how	1,026,480	1,025,500
Licenses	23,389	23,368
Total	35,348,610	18,355,436
Less: accumulated amortization	(2,105,148)	(1,314,255)
Total	$33,243,462	$17,041,181

Amortization expense for the three months ended December 31, 2009, and 2008 amounted to approximately $401,000, and $74,000, respectively. Total amortization expense for the six months ended December 31, 2009 and 2008 amounted to approximately $803,000 and $147,000, respectively.

Note 7 - Debt

Short term bank loan

Short term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. The Company’s short term bank loan consisted of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)

Loan from Communication Bank; due December 2009; interest rate of 6.37% per annum; monthly interest payment; guaranteed by related party, Jiangbo Chinese-Western Pharmacy.	$-	$2,197,500
Total	$-	$2,197,500

Interest expense related to the short term bank loan amounted to approximately $37,000 and $0 for three months ended December 31, 2009 and 2008, respectively. Interest expense amounted to approximately $73,000 and $59,000 for the six months ended December 31, 2009 and 2008, respectively.

Notes Payable

Notes payable represents amounts due to a bank which are secured and typically renewed. All notes payable are secured by the Company’s restricted cash. The Company’s notes payables consist of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)
Commercial Bank, various amounts, non-interest bearing, due from January 2010 to June 2010; 100% of restricted cash deposited	$14,545,305	$7,325,000
Total	$14,545,305	$7,325,000

Note 8 - Related party transactions

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Company’s Chief Executive Officer and other majority shareholders. For the three months ended December 31, 2009 and 2008, the Company recorded other income of approximately $81,000 and $93,000 from leasing the two buildings to this related party. For the six months ended December 31, 2009 and 2008, the Company recorded other income of approximately $161,000 and $237,000 from leasing the two buildings to this related party.  As of December 31, 2009 and June 30, 2009, amount due from this related party was approximately $161,000 and $0, respectively.

Other payables - related parties

Other payables-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.

Other payables - related parties consisted of the following:

	December 31,	June 30,
	2009	2009
	(Unaudited)
Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board	$252,581	$184,435

Payable to Haibo Xu, Chief Operating Officer and Director	33,688	33,688

Payable to Elsa Sung, Chief Financial Officer	23,920	18,333

Payable to John Wang, Director	12,500	2,500

Total other payable - related parties	$332,689	$238,956

Note 9 – Concentration of major customers, suppliers, and products

For the three months ended December 31, 2009 and 2008, three products accounted for 88% and 92%, respectively, of the Company’s total sales. For the six months ended December 31, 2009 and 2008, three products accounted for 87% and 95%, respectively, of the Company’s total sales.

For the three months ended December 31, 2009 and 2008, five suppliers accounted for approximately 66% and 69%, respectively, of the Company's purchases. For the six months ended December 31, 2009 and 2008, five suppliers accounted for approximately 67% and 70%, respectively, of the Company's purchases. These five suppliers represented 73% and 82% of the Company's total accounts payable as of December 31, 2009 and June 30, 2009, respectively.

 Note 10 - Taxes payable

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for U.S. income taxes has been made as the Company had no U.S. taxable income during the six months ended December 31, 2009 and 2008.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%. Laiyang Jiangbo and GJBT were subject to 25% income tax rate since January 1, 2008.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the six months ended December 31, 2009 and 2008:

	2009	2008
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
China income tax exemptions	-	-
Other items(a)	14.7%	11.6%
Total provision for income taxes	39.7%	36.6%

(a) The14.7% and 11.6% represent the expenses incurred by the Company that are not deductible for PRC income tax purpose for the six months ended December 31, 2009 and 2008, respectively.

Taxes payable

	December 31,	June 30,
	2009	2009
	(Unaudited)
Value added taxes	$777,654	$4,090,492
Income taxes	2,527,828	6,689,199
Other taxes	303,183	468,535

Total	$3,608,665	$11,248,226

Note 11 - Convertible Debt

November 2007 Convertible Debentures

On November 7, 2007, the Company entered into a Securities Purchase Agreement (the “November 2007 Purchase Agreement”) with Pope Investments, LLC (“Pope”) (the “November 2007 Investor”). Pursuant to the November 2007 Purchase Agreement, the Company issued and sold to the November 2007 Investor, $5,000,000 principal amount of 6% convertible subordinated debentures due November 30, 2010 (the “November 2007 Debenture”) and a three-year warrant to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share, exercisable at $12.80 per share, subject to adjustment as provided therein. The November 2007 Debenture bears interest at the rate of 6% per annum and the initial conversion price of the debentures is $10 per share. In connection with the offering, the Company placed in escrow 500,000 shares of its common stock.  As of December 31, 2009, the 500,000 shares are still in escrow.  In connection with the May 2008 financing, the November 2007 Debenture conversion price was subsequently adjusted to $8 per share (Post 40-to-1 reverse split).

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

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debentures. For the three months ended December 31, 2009 and 2008, amortization of financing costs related to the November 2007 Purchase Agreement was $48,541 and $29,534, respectively. For the six months ended December 31, 2009 and 2008, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $78,075and $59,086, respectively. The amortization of debt issuance costs has been included in interest expense. The remaining balance of unamortized debt issuance costs of the November 2007 Purchase Agreement at December 31, 2009 and June 30, 2009 was $81,080 and $159,155. The amortization of debt discounts was $1,040,593 and $178,337, respectively, for the three months ended December 31, 2009 and 2008. The amortization of debt discounts was $1,394,422 and $319,917, respectively, for the six months ended December 31, 2009 and 2008, respectively. The amortization of debt discount has been included in interest expense on the accompanying consolidated statements of income. The balance of the debt discount was $2,242,655 and $3,637,077 at December 31, 2009 and June 30, 2009, respectively.

The November 2007 Debenture bears interest at the rate of 6% per annum, payable in semi-annual installments on May 31 and November 30 of each year, with the first interest payment due on May 31, 2008. The initial conversion price (“November 2007 Conversion Price”) of the November 2007 Debentures is $10 per share. If the Company issues common stock at a price that is less than the effective November 2007 Conversion Price, or common stock equivalents with an exercise or conversion price less than the then effective November 2007 Conversion Price, the November 2007 Conversion Price of the November 2007 Debenture and the exercise price of the warrants will be reduced to such price. The November 2007 Debenture may not be prepaid without the prior written consent of the Holder, as defined. In connection with the Offering, the Company placed in escrow 500,000 shares of common stock issued by the Company in the name of the escrow agent. In the event the Company’s consolidated Net Income Per Share (as defined in the November 2007 Purchase Agreement), for the year ended June 30, 2008, is less than $1.52, the escrow agent shall deliver the 500,000 shares to the November 2007 Investor. The Company determined that its fiscal 2008 Net Income Per Share met the required amount and no shares were delivered to the November 2007 Investor.  As of December 31, 2009, the 500,000 shares are still in escrow.

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

During the six months ended December 31, 2009, the Company issued 125,000 shares of its common stock upon conversion of $1,000,000 November 2007 convertible debt. As of December 31, 2009, a total of $1,000,000 November 2007 convertible debt has been converted into common shares.

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

In connection with the private placement, the Company paid the placement agents a fee of $1,500,000 and incurred other expenses of $186,500, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debenture. During the three months ended December 31, 2009 and 2008, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $236,426 and $140,541, respectively. During the six months ended December 31, 2009 and 2008, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $384,177 and $281,083, respectively. The remaining balance of unamortized debt issuance costs of the May 2008 Purchase Agreement at December 31, 2009 and June 30, 2009 was $682,835 and $1,077,513, respectively. The amortization of debt discounts was $4,426,373 and $805,347 for the three months ended December 31, 2009 and 2008 and was $6,153,413 and $1,326,318 for the six months ended December 31, 2009 and 2008  respectively, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the unamortized debt discount was $18,702,600 and $24,856,012 at December 31, 2009 and June 30, 2009, respectively.

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

Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the shares of common stock underlying the May 2008 Notes and Warrants, (i) the 2008 Make Good Shares, (ii) the 2009 Make Good Shares, and (iii) the Settlement Shares. The Company must file an initial registration statement covering the shares of common stock underlying the Notes and Warrants no later than 45 days from the closing of the Financing and to have such registration statement declared effective no later than 180 days from the closing of the Financing. If the Company does not timely file such registration statement or cause it to be declared effective by the required dates, then the Company will be required to pay liquidated damages to the Investors equal to 1.0% of the aggregate May 2008 Purchase Price paid by such Investors for each month that the Company does not file the registration statement or cause it to be declared effective. Notwithstanding the foregoing, in no event shall liquidated damages exceed 10% of the aggregate amount of the May 2008 Purchase Price. The Company satisfied its obligations under the Registration Rights Agreement by filing the required registration statement and causing it to be declared effective within the time periods set forth in the Registration Rights Agreement.

During the six months ended December 31, 2009, the Company issued 525,000 shares of its common stock upon conversion of $4,200,000 convertible debt. As of December 31, 2009, a total of $4,360,000 May 2008 convertible debt has been converted into common shares.

The above two convertible debenture liabilities are as follows:

	December 31, 2009	June 30, 2009
	(Unaudited)
November 2007 convertible debenture note payable	$4,000,000	$5,000,000
May 2008 convertible debenture note payable	25,640,000	29,840,000
Total convertible debenture note payable	29,640,000	34,840,000
Less: Unamortized discount on November 2007 convertible debenture note payable	(2,242,655)	(3,637,077)
Less: Unamortized discount on May 2008 convertible debenture note payable	(18,702,600)	(24,856,012)
Convertible debentures, net	$8,694,745	$6,346,911

Interest

As a result of the delay in its ability to transfer cash out of PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company became delinquent on the payment of interests under the November 2007 Debentures and May 2008 Notes in December 2009.  Accrual interest as of December 31, 2009 amounted to $1,207,387, which are included in other payables on the accompanying consolidated balance sheets.  The Company has entered to a waiver agreement relating to the delinquent interest payment.  See Note 19 – Subsequent event for more details.

Note 12 - Shareholders’ equity

Common Stock

In July 2009, the Company issued 1,009 shares of common stock to a Company’s current director as part of his compensation for services. The Company valued these shares at the fair market value on the date of grant of $9.91 per share, or $10,000 in total, based on the trading price of common stock. For the six months ended December 31, 2009, the Company recorded stock based compensation expense of $10,000 accordingly.

In August 2009, the Company issued 82,500 shares to Pope as interest payment for the interest due on May 30, 2009 on the November 2007 Debentures and the May 2008 Notes. The Company valued these shares at the fair market value on the date of grant of $11.81 per share based on the trading price of common stock, or $974,325 in total, of which $660,000 was recorded as interest expense at June 30, 2009 and $314,325 was recorded as additional interest expense in the six months ended December 31, 2009.

As a result of the delay in its ability to transfer cash out of the PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company became delinquent on the payment of interests under the November 2007 Debentures and May 2008 Notes in June 2008. On August 10, 2009, the Company and Pope entered into a Letter Agreement (the “Letter Agreement”), whereby Pope agreed (i) to waive certain provisions set forth in the November 2007 Purchase Agreement, by and between the Company and Pope with respect to the November 2007 Debentures of the Company issued to Pope, and (ii) to waive certain provisions set forth in the May 2008 Securities Purchase Agreement, by and between the Company and the investors who are parties thereto (collectively, the “Investors”) with respect to the May 2008 Notes issued to the Investors. Pope is the holder of $5,000,000 principal amount of the November 2007 Debentures and the holder of $17,000,000 aggregate principal amount of the May 2008 Notes (collectively, the “Pope Notes”). Pursuant to the Letter Agreement, Pope (i) agreed to waive until August 17, 2009 the Events of Default (as defined in the November 2007 Debentures and May 2008 Notes) that have occurred as a result of the Company’s failure to timely make interest payments on the November 2007 Debentures and May 2008 Notes that were due and payable on May 30, 2009, and agreed not to provide written notice to the Company with respect to the occurrence of either of such Events of Default provided that the Company has made such interest payment to the holders of the November 2007 Debentures and the holders of the May 2008 Notes on or prior to August 17, 2009, (ii) agreed that in lieu of payment of the $660,000 in cash interest with respect to the Pope Notes that was due and payable to Pope on May 30, 2009, that the Company shall issue to Pope on or prior to August 17, 2009, 82,500 shares (the “Shares”) of its Common Stock (such payment shall be referred to herein as the “Special Interest Payment”), and (iii) waived each and every applicable provision of the 2007 Purchase Agreement, the 2008 Securities Purchase Agreement (including, without limitation Section 4.17 (Right of First Refusal) and 4.21(c) (Additional Negative Covenants of the Company)), the November 2007 Debentures and the May 2008 Notes, each to the extent necessary in order to permit the Company to make the Special Interest Payment. As of December 31, 2009, the Company fully satisfied its interest payment obligations related to the Letter Agreement.

In September 2009, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of convertible debt. In connection with the conversion, the Company recorded $402,112 of interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures. In connection with the conversion, the Company issued 938 shares of its common stock for the final interest payment. The Company valued the 938 shares at the fair market value on the date of issuance of $11 per share and recorded $10,300 interest expense in total.

In October 2009, the Company issued 462,500 shares of its common stock in connection with the conversion of $3,700,000 of convertible debt. In connection with the conversion, the Company recorded $3,032,668 of interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

In November 2009, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of convertible debt. In connection with the conversion, the Company recorded $326,425 of interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

In December 2009, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of convertible debt. In connection with the conversion, the Company recorded $309,373 of interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

Registered capital contribution receivable

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown in capital contribution receivable on the accompanying consolidated financial statements. As part of its agreements with shareholders, the Company was to receive the entire $10,000 in October 2007. As of December 31, 2009, the Company has not received the $10,000.

Union Well was established on May 9, 2007, with a registered capital of $1,000. In connection with Karmoya’s acquisition of Union Well, the registered capital of $1,000 is reflected as capital contribution receivable on the accompanying consolidated financial statements. The $1,000 was due in October 2007, however, as of December 31, 2009, the Company has not received the $1,000.

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

On February 15, 2009, the Company granted 40,000 stock warrants to a consultant at an exercise price of $6.00 per share exercisable for a period of three years. The warrants fully vest on July 15, 2009. The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) risk-free interest rate at the date of grant (1.83%), (2) expected warrant life of three years, (3) expected volatility of 106%, and (4) zero expected dividends. In connection with these warrants, the Company recorded stock-based compensation expense of $126,616 for the six months ended December 31, 2009.

A summary of the warrants as of December 31, 2009, and changes during the period are presented below:

Number of warrants
Outstanding as of June 30, 2008	2,349,085
Granted	40,000
Forfeited	(74,085)
Exercised	-
Outstanding as of June 30, 2009	2,315,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2009 (unaudited)	2,315,000

The following is a summary of the status of warrants outstanding at December 31, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life (Years)	Average Exercise Price	Number	Average Remaining Contractual Life (Years)
$6.00	40,000	2.13	6.00	40,000	2.13
$8.00	400,000	0.83	$8.00	400,000	0.83
$10.00	1,875,000	3.42	$10.00	1,875,000	3.42
Total	2,315,000			2,315,000

The Company has 2,315,000 warrants outstanding and exercisable at an average exercise price of $9.58 per share as of December 31, 2009.

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

On June 10, 2008, 7,500 options were granted and the fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

					Grant Date
	Expected	Expected	Dividend	Risk Free	Average Fair
	Life	Volatility	Yield	Interest Rate	Value
Current officer	5 years	95%	0%	2.51%	$8.00

As of December 31, 2009, of the 7,500 options held by the Company’s executives, directors, and employees, are fully vested.

The following is a summary of the option activity:

Number of options
Outstanding as of June 30, 2008	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2009 (unaudited)	140,900

Following is a summary of the status of options outstanding at December 31, 2009:

Outstanding options			Exercisable options
Average Exercise Price	Number	Average Remaining Contractual Life (years)	Average Exercise Price	Number	Average Remaining Contractual Life (years)
$4.20	133,400	0.75	$4.20	133,400	0.75
$12.00	2,000	3.20	$12.00	2,000	3.20
$16.00	1,750	3.20	$16.00	1,750	3.20
$20.00	1,875	3.20	$20.00	1,875	3.20
$24.00	1,875	3.20	$24.00	1,875	3.20
$4.93	140,900		$4.93	140,900

For the six months ended December 31, 2009 and 2008, the company recorded stock-based compensation expense of $8,848 and $8,861 related to those options. At December 31, 2009 and June 30, 2009, there was $0 and $8,488 total unrecognized compensation expense related to non vested share-based compensation arrangements for these options.

Note 15 - Employee pension

The employee pension in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the three months ended December 31, 2009 and 2008, the Company made pension contributions in the amount of $16,908 and $10,613, respectively. For the six months ended December 31, 2009 and 2008, the Company made pension contributions in the amount of $30,272 and $20,274, respectively.

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

Note 17 - Accumulated other comprehensive income

The components of accumulated other comprehensive income is as follows:

Balance, June 30, 2008	$7,700,905
Foreign currency translation gain	336,927
Unrealized loss on marketable securities	(1,514,230)
Balance, June 30, 2009	$6,523,602
Foreign currency translation gain	196,884
Unrealized gain on marketable securities	56,371
Balance, December 31, 2009 (unaudited)	$6,776,857

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

For the three months ended December 31, 2009 and 2008, approximately $1,100,000 and $1,098,000, respectively was incurred as research and development expense. For the six months ended December 31, 2009 and 2008, approximately $ 2,200,000 and $2,196,000, respectively was incurred as research and development expense. As of December 31, 2009, the Company’s future estimated payments to those two CRADAs amounted to approximately $7.8 million.

Legal proceedings

The Company is involved in various legal matters arising in the ordinary course of business. The following summarizes the Company’s pending and settled legal proceedings as of December 31, 2009:

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

On March 6, 2009, CRG Partners, Inc. (“CRGP”) and Capital Research Group, Inc. (“CRG”), former consultants of the Company, filed a motion to confirm the arbitration award conferred by a panel of arbitrators of the American Arbitration Association on February 2, 2009. On July 15, 2009, the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County confirmed the arbitration award and entered judgment against Genesis Technology Group, Inc. At December 31, 2009, the award has been fully settled and paid.

Note 19- Subsequent event

In January 2010, the Company issued 311,250 shares of its common stock in connection with the conversion of $2,490,000 of May 2008 Convertible Debentures. In connection with the conversions, the Company issued 577 shares of its common stock for the final interest payment.

On February 15, 2010, the Company and Pope Investments LLC (“Pope”) entered into a Letter Agreement (the “Letter Agreement”), whereby Pope agreed (i) to waive until February 25, 2009 certain provisions set forth in the November 2007 Purchase Agreement, by and between the Company and Pope with respect to the November 2007 Debentures of the Company issued to Pope, and (ii) to waive until February 25, 2009 certain provisions set forth in the May 2008 Securities Purchase Agreement, by and between the Company and the investors who are parties thereto (collectively, the “Investors”) with respect to the May 2008 Notes issued to the Investors. Pope agreed not to provide written notice to the Company provided that the Company has made the November 2009 interest payments to the holders of the 2007 Notes and the holders of the 2008 Notes on or prior to February 25, 2010.  If the interest payments are not made by February 25, 2010, all rights and remedies of Pope defined in the 2007 and 2008 Securities Purchase Agreements shall remain in full force and effect as if this waiver had not been granted. The Company also agreed that in the event that its common stock has not been listed on the Nasdaq Stock Market on or prior to April 15, 2010, that the Company shall pay to the holders of the 2007 Notes and the 2008 Notes an amount equal to the difference between the interest on such Notes previously paid for the period from June 1, 2009 to November 30, 2009.  At November 30, 2009, Pope is the holder of $4,500,000 principal amount of the November 2007 Debentures and the holder of $17,000,000 aggregate principal amount of the May 2008 Notes (collectively, the “Pope Notes”).

The Company has performed an evaluation of subsequent events through February 19, 2010, the date these consolidated financial statements were issued.

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

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-Q, unless the context requires otherwise, “we,” “us,” “Jiangbo” or the “Company” means Jiangbo Pharmaceuticals, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of Jiangbo Pharmaceuticals, Inc. for the six months and three months ended December 31, 2009 and 2008 should be read in conjunction with Jiangbo’s financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, and Cautionary Notice Regarding Forward-Looking Statements in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of six months and three months ended December 31, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of total net sales ($ in thousands):

	Three Months Ended				Six Months Ended
	December 31,				December 31,

	2009	% of Revenue	2008	% of Revenue	2009	% of Revenue	2008	% of Revenue
SALES	$18,180	100.00%	$32,945	100.00%	$42,564	100.00%	$60,265	99.60%

SALES- RELATED PARTY	-	-%	-	-%	-	-%	244	0.4%

COST OF SALES	4,667	25.67%	7,138	21.67%	10,927	25.67%	12,851	21.24%

COST OF SALES- RELATED PARTIES	-	-%	-	-%	-	-%	54	0.09%

GROSS PROFIT	13,513	74.33%	25,807	78.33%	31,637	74.33%	47,604	78.67%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,259	28.93%	13,282	40.32%	9,601	22.56%	26,634	44.02%

RESEARCH AND DEVELOPMENT	1,106	6.08%	1,099	3.34%	2,206	5.18%	2,196	3.63%

INCOME FROM OPERATIONS	7,147	39.31%	11,426	34.68%	19,830	46.59%	18,773	31.03%

OTHER (INCOME) EXPENSES, NET	(151)	(0.83)%	3,206	9.73%	7,272	17.08%	5,450	9.01%

INCOME BEFORE PROVISION FOR INCOME TAXES	7,298	40.14%	8,220	24.95%	12, 558	29.50%	13,323	22.02%

PROVISION FOR INCOME TAXES	1,970	10.84%	2,820	8.56%	5,078	11.93%	4,790	7.92%

NET INCOME	5,328	29.31%	5,399	16.39%	7,480	17.57%	8,533	14.10%

OTHER COMPREHENSIVE INCOME (LOSS)	78	(0.43)%	(136)	(0.41)%	253	0.33%	(1,368)	(2.26)%

COMPREHENSIVE INCOME	5,406	29.74%	5,263	15.98%	7,733	18.17%	7,165	11.84%

REVENUES. Revenues by product categories were as follows ($ in thousands):

	Six Months Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
Product	2009	2008
Western pharmaceutical medicines	$27,743	$$41,781	$(14,038)	(33.60)%
Chinese traditional medicines	14,821	18,728	(3,907)	(20.86)%
TOTAL	$42,564	$60,509	$(17,945)	(29.66)%

	Three Months Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
Product	2009	2008
Western pharmaceutical medicines	$12,928	$21,565	$(8,637)	(40.05)%
Chinese traditional medicines	5,252	11,380	(6,128)	(53.85)%
TOTAL	$18,180	$32,945	$(14,765)	(44.82)%

REVENUE . During the sixmonths ended December 31, 2009, we had revenues of $42.6 million as compared to revenues of $60.5 million for the six months ended December 31, 2008, a decrease of $17.9 million or approximately 29.7%. For the three months ended December 31, 2009, we had revenues of $18.2 million as compared to revenues of $32.9 million for the three months ended December 31, 2008, a decrease of $14.8 million or 44.8%.  The overall decrease in total revenue in the second quarter and first six months of fiscal year 2010 was primarily attributable to the decrease of the per unit sales price by an average of 26% for Clarithromycin Sustained-released tablets, Itopride Hydrochloride granules and Baobaole chewable tables and the sales volume of our products as compared to the periods ended December 31, 2008.  In January 2009, we restructured our distribution and sales system to sell our products primarily through 28 large independent regional distributors and lowered the per unit prices of the three major products to the distributors; at the same time, we significantly reduced the commission paid to our sales representatives on those products by 80% to 83%.  The decrease in sales volume was primarily attributable to a loss of production time due to the Good Manufacture Practice ( “GMP”) re-certification procedure and the increased market competition as a result of the newly announced National Basic Medical Insurance in China. The GMP re-certification procedure generally is performed by the Chinese SFDA every five years and it required the production needs to be stopped for the production lines under inspection. The re-certification procedure lasted for approximately six weeks at our main facility in the second quarter of fiscal year 2010. The Company subsequently passed the GMP re-certification and successfully renewed its GMP certificate in December 2009.  Our major products are also facing increasing market competition from similar products included in the National Basic Medical Insurance. As our main facility has returned to its normal operation and we have reinforced our sales effort since; we expect our revenue to improve for the remainder of the year.

COST OF SALES by product categories were as follows ($ in thousands):

	Six Months Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
Product	2009	2008
Western pharmaceutical medicines	$7,278	$9,490	$(2,212)	(23.31)%
Chinese traditional medicines	3,649	3,416	233	6.82%
TOTAL	$10,927	$12,906	$(1,979)	(15.33)%

	Three Months Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
Product	2009	2008
Western pharmaceutical medicines	$3,109	$4,951	$(1,842)	(37.20)%
Chinese traditional medicines	1,558	2,187	(629)	(28.76)%
TOTAL	$4,667	$7,138	$(2,471)	(34.62)%

Cost of sales for the six months ended December 31, 2009 decreased $2.0 million or 15.3%, from $ 12.9 million for the six months ended December 31, 2008 to $10.9 million for the six months ended December 31, 2009. For the three months ended December 31, 2009, cost of sales decreased $2.5 million or 34.6%, from $7.1 million for the three months ended December 31, 2008 to $4.7 million for the three months ended December 31, 2009. The decrease in cost of sales and cost of sales - related parties was primarily due to decrease in our product quantities sold. The overall cost of sales as a percentage of net revenue for the six months ended December 31, 2009, was approximately 25.7% as compared to 21.3% for the six months ended December 31, 2008 and 25.7% as compared to 21.7% for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The increase was primarily attributable to the decrease in the per unit price mentioned above.

GROSS PROFIT by product categories as a percentage of sales were as follows:

	Six Months Ended December 31,		Increase/ (Decrease)
Product	2009	2008
Western pharmaceutical medicines	73.77%	77.29%	(3.52)%
Chinese traditional medicines	75.38%	81.76%	(6.38)%

	Three Months Ended December 31,		Increase/ (Decrease)
Product	2009	2008
Western pharmaceutical medicines	75.95%	77.04%	(1.09)%
Chinese traditional medicines	70.33%	80.78%	(10.45)%

Gross profit was $31.6 million for the six months ended December 31, 2009, as compared to $47.6 million for the six months ended December 31, 2008, and $13.5 million for the three months ended December 31, 2009, as compared to $25.8million for the three months ended December 31, 2008, representing gross margins of approximately 74.3% and 78.7% for the six months ended December 31, 2009 and 2008, and  74.3% and 78.3% for the three months ended December 31, 2009 and 2008, respectively. The decrease in the gross profit for the period ended December 31, 2009 was primarily due to the lower unit price charged as a result of the sales network restructure mentioned above, including a reduction in the selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses totaled $9.6 million for the six months ended December 31, 2009, as compared to $26.6 million for the six months ended December 31, 2008, a decrease of $17.0 million or approximately 63%. Selling, general and administrative expenses totaled $5.3 million for the three months ended December 31, 2009, as compared to $ 13.3 million for the three months ended December 31, 2008, a decrease  of $8.0 million or approximately 57.9% as summarized below ($ in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Advertisement, marketing and promotion	$2,203	$2,606	$3,269	$5,835
Travel and entertainment - sales related	140	671	267	1,313
Salaries, wages, commissions and related benefits	1,488	9,198	3,471	17,837
Travel and entertainment - non sales related	24	48	107	130
Depreciation and amortization	472	151	945	302
Shipping and handling	113	130	264	252
Other	819	478	1,278	965
Total	$5,259	$13,282	$9,601	$26,634

The changes in these expenses during the second quarter and first six months of fiscal year 2010, as compared to the corresponding period in 2009 included the following:

•
A decrease of $0.4 million or approximately 15.5% in advertising, marketing and promotion spending for the second quarter of fiscal 2010 and a decrease of $2.6 million or 44.0% for the first six months of fiscal 2010 as compared to the corresponding period in fiscal 2009. The decrease in advertising, marketing and promotion spending was primarily due to less marketing and promotion spending and better managed advertising and promotional costs in fiscal year 2010.

•
Travel and entertainment - sales related expenses decreased by $0.5 million or 79.1% for the second quarter of fiscal 2010 as compared to the corresponding period in fiscal 2009 and decreased by $1.0 million or 79.7% for the first six months of fiscal 2010 as compared to the corresponding period in fiscal 2009. As a result of the distribution system restructuring, we rely more on the distributors to work with us to promote our products and the traveling and entertainment activities incurred by our sales representatives decreased accordingly.

•
Salaries, wages, commissions and related benefits decreased by $7.7million or 83.8% during the second quarter of fiscal 2010 and decreased by $14.4 million or 80.5% during the first six months of fiscal 2010 as compared to the corresponding period of fiscal 2009. The decrease in the period ended December 31, 2009 was primarily  due to the significant decrease in commissions paid to our sales representatives. In connection with the sales restructuring in January 2009,we significantly reduced the commission paid to our sales representatives on the top three selling products by 80% to 83%

•
Travel and entertainment - non sales related expenses decreased slightly for the second quarter of fiscal 2010 and the first six months of fiscal 2010 as compared to prior year corresponding period was primarily due to better expense spending controls in fiscal 2009.

•
Depreciation and amortization increased by $0.3 million or 212.6% during the second quarter of fiscal 2010 and increased by $0.6 million or 212.9% during the first six months of fiscal 2010 as compared to the corresponding period of fiscal 2009, primarily due to intangible assets acquired through Hongrui acquisition  in February 2009 which started being amortized since then.

•	For the six months ended December 31, 2009 and 2008 and for the three months ended December 2009 and 2008, shipping and handling expenses remained materially consistent.

•
Other selling, general and administrative expenses, which include professional fees, utilities, office supplies and expenses increased by $0.3 million or 71.3% for the second quarter of fiscal 2010 and increased by $ 0.3 million or 32.4% for the first six months of fiscal 2010 as compared to the corresponding period in fiscal 2009 primarily due to increased bad debt expenses.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of fees paid to third parties for research and development related activities conducted for the Company and cost of materials used and salaries paid for the development of the Company’s products, totaled $ 2.2 million for the six months ended December 31, 2009, materially consistent with the six months ended December 31, 2008.  Research and development costs totaled $1.1 million for the three months ended December 31, 2009, materially consistent with  the three months ended December 31, 2008. Research and development expenses mainly related two R&D cooperative agreements which obligated us to make monthly payments to the designated university/institute research and development projects, plus expenses incurred.

OTHER (INCOME) EXPENSES. Our other expenses consisted of financial expenses, change in fair value of derivative liabilities and other non-operating expenses (income). We had other expenses of $7.3 million for the six months ended December 31, 2009 as compared to other expenses $5.4 million for the six months ended December 31, 2008, an increase of $1.8 million   or approximately 33.4%. For the three months ended December 31, 2009, we had other income of $0.2 million as compared to $3.2 million of other expense for the three months ended December 31, 2008, a decrease of $3.4 million in expense or 106%. The increase in other expense for the six months ended December 31, 2009 was primarily due to the increase in the debt discount amortization expense and financing cost amortization  related to our financing in November 2007 and May 2008 of $6.0 million, and offset by the gain in change of fair value of derivative liabilities of $1.9 million, decrease in realized and unrealized loss on trading marketable securities of $1.0 million and decrease in loss from discontinued operations of $1.5 million. The decrease in other expense for the three months ended December 31, 2009 was attributed by the gain in change of fair value of derivative liabilities of $6.7 million and decrease of loss from discontinued operations of $1.5 million and offset by increase in debt discount amortization expense and financing cost amortization related to our financing in November 2007 and May 2008 of $4.6 million.

NET INCOME. Our net income for the six months ended December 31, 2009 was $7.5 million as compared to $8.5 million for the six months ended December 31, 2008, an increase of $1.0 million or 11.8%. The net income for the three months ended December 31, 2009 was $5.3 million as compared to $5.4 million for the three months ended December 31, 2008, a decrease of $0.1 million or 1.9%. For the six months ended December 31, 2009, although we had a $1.1 million or 5.7 % increase in our income from operations, the amount was offset by the significant increase of $1.8 million in other expenses. For the three months ended December 31, 2009, the decrease in net income was attributed to the decrease in the income from operations and partially offset by the significant decrease in other expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended December 31, 2009 was $3.2 million as compared to net cash provided by operating activities of $26.4 million for the six months ended December 31, 2008. The decrease in cash provided by operating activities included the following: 1) decrease in income from continuing operations of $2.5 million 2) decrease in add-back of realized  and unrealized loss on marketable securities of $1.2million and change in fair value of derivative liabilities of $1.9 million 3) decrease in change in advance to suppliers and other assets of $1.8 million 4) decrease in change in accounts payable of $3.8 million 5) decrease in change in other payable of $1.6 million and 6) decrease in change in taxes payable of $21.5 million and partially offset by 1) increase in add back of amortization of debt discount of $5.9 million 2) increase in add back of other non-cash settlement of $1.1 million 3) increase in change in other receivable of $2.3 million.

Net cash used by investing activities for the six months ended December 31, 2009 was $16.5 million was mainly attributable to purchase of land use right for future factory expansion of $17 million.

Net cash used in financing activities was $2.2 million for the six months ended December 31, 2009 was primarily attributable to change in restricted cash of $7.2 million, payments for bank loans of $2.2 million, and principal payments on notes payable of $7.3 million and offset by proceeds from notes payable of $14.5 million. Net cash provided by financing activities was $1.4 million for the six months ended December 31, 2008 and was primarily attributable to decrease in restricted cash of $1.3 million, proceeds from bank loans of $2.2 million and increase in payments on notes payable of $0.7 million, partially offset by the principal payments on short term bank loans of $2.8 million.

We reported a net decrease in cash for the six months ended December 31, 2009 of $15.4 million as compared to a net increase in cash of $28.2 million for the six months ended December 31, 2008.

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At December 31, 2009, the majority of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital requirements in the U.S. The Company’s management is currently evaluating the situation. Our working capital position remained materially consistement from the prior year end at $99.8 million at December 31, 2009 and June 30, 2009.

We anticipate that our working capital requirements may increase as a result of our anticipated business expansion plan, potential increases in the price of our raw materials, competition and our relationship with suppliers or customers. We believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our present anticipated future cash needs for at least the next 12 months. We may, however, require additional cash resources due to foreign currency exchange restrictions imposed by the PRC government, changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

Risk Factors

Interest Rates. Our exposure to market risk for changes in interest rates primarily relates to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2009, we had approximately $103.5 million in cash and cash equivalent and restricted cash . A hypothetical 2% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statements of shareholders’ equity. We recorded net foreign currency gains (loss) of approximately $197,000 and $579, 000 for the six months ended December 31, 2009 and 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB and Euros, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

Related Party Transactions

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Company’s Chief Executive Officer and other majority shareholders. For the three months ended December 31, 2009 and 2008, the Company recorded other income of approximately $81,000 and $93,000 from leasing the two buildings to this related party. For the six months ended December 31, 2009 and 2008, the Company recorded other income of approximately $161,000 and $237,000 from leasing the two buildings to this related party.  As of December 31, 2009 and June 30, 2009, amount due from this related party was approximately $161,000 and $0, respectively.

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.

Other payable - related parties consisted of the following:

	December 31,	June 30,
	2009	2009
	(Unaudited)
Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board	$252,581	$184,435

Payable to Haibo Xu, Chief Operating Officer and Director	33,688	33,688

Payable to Elsa Sung, Chief Financial Officer	23,920	18,333

Payable to John Wang, Director	12,500	2,500

Total other payable - related parties	$332,689	$238,956

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

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company believes the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17,Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

2.
We plan on involving both internal accounting and operations personnel and outside consultants with U.S. GAAP technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction. During the six months ended December 31, 2009, we have continued working with our outside internal control consultants; a reputable independent accounting firm has been engaged as internal control consultants to provide advice and assistance on improving our internal controls. The internal control consultants have begun working with our internal audit department to implement new policies and procedures within the financial reporting process with adequate review and approval procedures.

3.
We have continued to evaluate the internal audit function in relation to the Company’s financial resources and requirements. During the six months ended December 31, 2009, our staff from the internal audit department has started working with our internal control consultants and our accounting staff to evaluate the Company’s current internal control over financial reporting process. To the extent possible, we will provide necessary trainings to our internal audit staff and implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements, nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

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

PART II

Item 1. Legal Proceedings

The Company is involved in various legal matters arising in the ordinary course of business. The following summarizes the Company’s pending and settled legal proceedings as of December 31, 2009:

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

On March 6, 2009, CRG Partners, Inc. (“CRGP”) and Capital Research Group, Inc. (“CRG”), former consultants of the Company, filed a motion to confirm the arbitration award conferred by a panel of arbitrators of the American Arbitration Association on February 2, 2009. On July 15, 2009, the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County confirmed the arbitration award and entered judgment against Genesis Technology Group, Inc. At December 31, 2009, the award has been fully settled and paid.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2009, the Company issued 462,500 shares of its common stock to certain holders of its 2008 Notes in connection with the conversion of $3,700,000 aggregate principal amount of such Notes pursuant to the terms thereof by such holders. Each of the recipient of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

In November 2009, the Company issued 62,500 shares of its common stock to certain holder of its 2007 Notes in connection with the conversion of $500,000 aggregate principal amount of such Notes pursuant to the terms thereof by such holders. The recipient of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

In December 2009, the Company issued 62,500 shares of its common stock to certain holders of its 2007 Notes  in connection with the conversion of $500,000 aggregate principal amount of such Notes pursuant to the terms thereof by such holders. The recipient of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

In November 2009, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of convertible debt. The recipient of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

In December 2009, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of convertible debt. The recipient of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

As a result of the delay in its ability to transfer cash out of PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company became delinquent on the payment of interests under the November 2007 Debentures and May 2008 Notes in December 2009.

On February 15, 2010, the Company and Pope Investments LLC (“Pope”) entered into a Letter Agreement (the “Letter Agreement”), whereby Pope agreed (i) to waive certain provisions set forth in the Securities Purchase Agreement, by and between the Company and Pope Asset Management LLC, dated as of November 6, 2007 (the “2007 Securities Purchase Agreement”) with respect to the 6% Convertible Subordinated Debenture of the Company dated November 6, 2007 issued to Pope (the “2007 Notes”), and (ii) to waive certain provisions set forth in the Securities Purchase Agreement, by and between the Company and the investors who are parties thereto (collectively, the “Investors”), dated as of May 30, 2008 (the “2008 Securities Purchase Agreement”) with respect to the 6% Convertible Notes May 30, 2008, issued to the Investors (collectively, the “2008 Notes”). Pope is the holder of $4,000,000 principal amount of the 2007 Notes and the holder of $15,000,000 aggregate principal amount of 2008 Notes.

Pursuant to the Letter Agreement, Pope (i) agreed to waive until February 25, 2010 the Events of Default (as defined in the 2007 Notes and 2008 Notes) that have occurred as a result of the Company’s failure to timely make interest payments on the 2007 Notes and 2008 Notes that were due and payable on November 30, 2009, and agreed not to provide written notice to the Company with respect to the occurrence of either of such Events of Default provided that the Company has made such interest payment to the holders of the 2007 Notes and the holders of the 2008 Notes on or prior to February 25, 2010. If the interest payments are not made by February 25, 2010, all rights and remedies of the holders of the 2007 Notes and the holders of the 2008 Notes , as set forth  in the 2007 Securities Purchase Agreement , the 2008 Securities Purchase Agreements, the 2007 Notes and the 2008 Notes, respectively, shall remain in full force and effect as if the Letter Agreement had not been executed.

Notwithstanding the foregoing, the Company also agreed that in the event that its common stock has not been listed on The Nasdaq Stock Market on or prior to April 15, 2010, that the Company shall pay to the holders of the 2007 Notes and the 2008 Notes an amount equal to the difference between the interest on such Notes previously paid for the period from June 1, 2009 to November 30, 2009 (the "Interest Period") and the default rate of interest that would have been payable with respect to such Notes for the Interest Period.

The Company became delinquent on the payment of interests under the 2007 Notes and 2008 Notes due to delays in its ability to transfer cash out of the People’s Republic of China.

A copy of the Letter Agreement is filed herewith as Exhibit 10.1 and to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

No.	Description
10.1	Letter Agreement Between the Company and Pope Investments LLC dated February 15, 2010.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JIANGBO PHARMACEUTICALS, INC.

Date: February 19, 2010	By:	/s/ Cao Wubo
Cao Wubo Chief Executive Officer and President