Form 10-Q/A
period 2009-03-31
Jiangbo Pharmaceuticals, Inc.
filed 2010-05-14
CIK 1091164

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

25 Haihe Road, Laiyang Economic Development Laiyang City, Yantai, Shandong Province, People’s Republic of China 265200
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
Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The total shares outstanding at May 12, 2010 were 12,078,552.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Amendment”) for the period ended March 31, 2009, which was originally filed with the Securities Exchange Commission on May 15, 2009, to restate the diluted earnings (loss) per share included in the consolidated Statements of Income. This Amendment is filed solely to include revision in Part I, Item 1 in the “ Financial Statements ” to revise and update diluted earnings (loss) per share calculation on page F-4 and certain disclosure in paragraph 1 of  Note 2- Summary of significant accounting policies, Note 3- Acquisition and   Note 4 – “Earnings (loss) per share”. In addition, new officer certifications are filed as exhibits to this Amendment. Except as specifically referenced herein, this Amendment does not reflect any event occurring subsequent to May 15, 2009 the filing date of the original report.

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and June 30, 2008	3

Consolidated Statements of Income and Other Comprehensive Income for the nine months and three months ended March 31, 2009 and 2008 (Unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

PART II - OTHER INFORMATION

Item 6. Exhibits	38

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$82,338,527	$48,195,798
Restricted cash	3,713,775	7,839,785
Investments	672,682	2,055,241
Accounts receivable, net of allowance for doubtful accounts of $525,268 and $155,662, respectively	21,688,723	24,312,077
Accounts receivable - related parties	187,766	673,808
Inventories	3,863,947	3,906,174
Other receivables	81,784	152,469
Other receivables - related parties	317,412	-
Advances to suppliers and other assets	130,088	1,718,504
Total current assets	112,994,704	88,853,856

PLANT AND EQUIPMENT, net	14,162,421	11,225,844

OTHER ASSETS:
Investments, restricted	400,050	2,481,413
Financing costs, net	1,406,717	1,916,944
Intangible assets, net	17,404,557	9,916,801
Total other assets	19,211,324	14,315,158

Total assets	$146,368,449	$114,394,858

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,523,666	$2,341,812
Short term bank loan	2,197,500	2,772,100
Notes payable	3,713,775	5,843,295
Other payables	4,074,203	3,671,703
Customer deposits	4,102,000	-
Other payables - related parties	176,666	324,972
Accrued liabilities	754,315	173,604
Liabilities assumed from reorganization	1,613,935	1,084,427
Taxes payable	5,276,690	166,433
Total current liabilities	27,432,750	16,378,346

CONVERTIBLE DEBT, net of discount of $29,820,431 and $32,499,957 as of March 31, 2009 and June 30, 2008, respectively	5,019,569	2,500,043

Total Liabilities	32,452,319	18,878,389

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 20,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.001 par value, 22,500,000 and 15,000,000 shares authorized, respectively; 10,435,099 and 9,767,844 shares issued and outstanding at March 31, 2009 and June 30, 2008 respectively)	10,436	9,770
Paid-in-capital	76,168,319	45,554,513
Captial contribution receivable	(27,845,000)	(11,000)
Retained earnings	56,396,950	39,008,403
Statutory reserves	3,253,878	3,253,878
Accumulated other comprehensive income	5,931,547	7,700,905
Total shareholders' equity	113,916,130	95,516,469
Total liabilities and shareholders' equity	$146,368,449	$114,394,858

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	RESTATED	RESTATED	RESTATED	RESTATED
REVENUES:
Sales	$25,725,837	$26,231,191	$85,991,330	$66,648,051
Sales- related parties	-	1,869,092	243,943	4,611,849
TOTAL REVENUE	25,725,837	28,100,283	86,235,273	71,259,900

Cost of sales	6,853,810	5,896,113	19,705,020	16,626,461
Cost of sales -related parties	-	441,709	54,500	1,117,918
COST OF SALES	6,853,810	6,337,822	19,759,520	17,744,379

GROSS PROFIT	18,872,027	21,762,461	66,475,753	53,515,521

RESEARCH AND DEVELOPMENT EXPENSE	1,098,675	967,930	3,295,125	2,170,240

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,477,356	12,136,164	31,111,752	29,269,330

INCOME FROM OPERATIONS	13,295,996	8,658,367	32,068,876	22,075,951

OTHER (INCOME) EXPENSE:
Other (income) expense, net	(281,570)	1,244,892	1,062,959	1,217,385
Other (income)-related parties	(76,552)	(27,415)	(313,276)	(80,851)
Non-operating (income) expense	150,466	(529)	(471)	(232)
Interest expense, net	1,241,843	526,509	4,143,968	925,993
Loss from discontinued operations	103,008	228,812	1,693,830	341,743
OTHER EXPENSE , NET	1,137,195	1,972,269	6,587,010	2,404,038

INCOME BEFORE PROVISION FOR INCOME TAXES	12,158,801	6,686,098	25,481,866	19,671,913

PROVISION FOR INCOME TAXES	3,302,953	2,211,265	8,093,320	6,808,625

NET INCOME	$8,855,848	$4,474,833	$17,388,546	$12,863,288

OTHER COMPREHENSIVE INCOME:
Unrealized holding (loss) gain	$(200,025)	$(270,351)	$(2,147,642)	$1,347,852
Foreign currency translation adjustment	(201,173)	1,960,948	378,284	3,428,779

COMPREHENSIVE INCOME	$8,454,650	$6,165,430	$15,619,188	$17,639,919

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	10,277,762	9,740,129	9,937,189	6,507,435

BASIC EARNINGS PER SHARE	$0.86	$0.46	$1.75	$1.98

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	14,632,762	10,240,129	14,305,589	6,854,013

DILUTED EARNINGS (LOSS) PER SHARE	$(1.49)	$(0.01)	$(0.86)	$1.18

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

Note 2 - Summary of significant accounting policies

Restatement

The Company previously excluded the dilutive effect of its May 2008 convertible debentures from the diluted earnings per share calculation for the periods ended March 31, 2009 and the dilutive effect of its November 2007 convertible debentures was excluded from the diluted earnings per share calculation for the three months ended March 31, 2008. The Company has revised its accounting to include the dilutive effect of the November 2007 and May 2008 convertible debentures in its diluted earnings per share calculation. The interest expense and amortization expenses on the financing costs and note discounts were added back and all the unamortized financing costs and debt discounts at beginning of the periods were subtracted from the March 31, 2009 and 2008 diluted earnings per share calculation.

The restatement had no effect on the Company’s consolidated balance sheet, consolidated statement of cash flow, and consolidated statements of shareholders’ equity as of and for the periods March 31, 2009 and 2008. The Company’s consolidated statement of income and other comprehensive income for the periods ended March 31, 2009 and 2008 have been restated as follows:

Diluted earnings (loss) per share

	Original	Increase (Decrease)	Restated
For the three months ended March 31,2009:
Net income for basic earnings per share	$8,855,848	$-	$8,855,848
Add: interest expense	75,000	447,600	522,600
Add: financing cost amortization	29,534	140,542	170,076
Add: note discount amortization	219,362	813,929	1,033,291
Subtract: unamortized financing cost at beginning of the period	(218,223)	(1,358,570)	(1,576,793)
Subtract: unamortized debt discount at beginning of the period	(4,134,724)	(26,718,998)	(30,853,722)
Net income (loss) for diluted earnings per share	$4,826,797	$(26,675,497)	$(21,848,700)
Weighted average shares used in basic computation	10,277,762	—	10,277,762
Diluted effect of stock options and warrants	4,481	(4,481)	-
Diluted effect of convertible notes	625,000	3,730,000	4,355,000
Weighted average shares used in diluted computation	10,907,243	3,725,519	14,632,762

Earnings (loss) per share:
Basic	$0.86	$-	$0.86
Diluted	$0.44	$(1.93)	$(1.49)

	Original	Increase (Decrease)	Restated
For the three months ended March 31, 2008:
Net income for basic earnings per share	$4,474,833	$-	$4,474,833
Add: interest expense	-	75,000	75,000
Add: financing cost amortization	-	29,534	29,534
Add: note discount amortization	-	466,667	416,667
Subtract: unamortized financing cost at beginning of the period	-	(336,359)	(336,359)
Subtract: unamortized debt discount at beginning of the period	-	(4,745,370)	(4,745,370)
Net income (loss) for diluted earnings per share	$4,474,833	$(4,560,528)	$(85,695)
Weighted average shares used in basic computation	9,740,129	-	9,740,129
Diluted effect of stock options and warrants	-	-	-
Diluted effect of convertible notes	-	500,000	500,000
Weighted average shares used in diluted computation	9,740,129	500,000	10,240,129

Earnings (loss) per share:
Basic	$0.46	$-	$0.46
Diluted	$0.46	$(0.47)	$(0.01)

Diluted earnings (loss) per share

	Original	Increase (Decrease)	Restated
For the nine months ended March 31,2009:
Net income for basic earnings per share	$17,388,546	$-	$17,388,546
Add: interest expense	225,000	1,370,932	1,595,932
Add: financing cost amortization	88,602	421,625	510,227
Add: note discount amortization	539,279	2,140,247	2,679,526
Subtract: unamortized financing cost at beginning of the period	(277,291)	(1,639,652)	(1,916,943)
Subtract: unamortized debt discount at beginning of the period	(4,454,641)	(28,045,316)	(32,499,957)
Net income (loss) for diluted earnings per share	$13,509,495	$(25,752,164)	$(12,242,669)
Weighted average shares used in basic computation	9,937,189	—	9,937,189
Diluted effect of stock options and warrants	37,429	(37,429)	-
Diluted effect of convertible notes	625,000	3,743,000	4,368,400
Weighted average shares used in diluted computation	10,599,618	3,705,971	14,305,589

Earnings (loss) per share:
Basic	$1.75	$-	$1.75
Diluted	$1.27	$(2.13)	$(0.86)

	Original	Increase (Decrease)	Restated
For the nine months ended March 31,2008:
Net income for basic earnings per share	$12,863,288	$-	$12,863,288
Add: interest expense	100,000	-	100,000
Add: financing cost amortization	47,583	-	47,583
Add: note discount amortization	434,006	-	434,006
Subtract: unamortized financing cost at beginning of the period	(354,408)	-	(354,408)
Subtract: unamortized debt discount at beginning of the period	(5,000,000)	-	(5,000,000)
Net income for diluted earnings per share	$8,090,469	$-	$8,090,469
Weighted average shares used in basic computation	6,507,435		6,507,435
Diluted effect of stock options and warrants	74,356	-	74,356
Diluted effect of convertible notes	500,000	(227,778)	272,222
Weighted average shares used in diluted computation	7,081,791	(227,778)	6,854,013

Earnings per share:
Basic	$1.98	$-	$1.98
Diluted	$1.14	$0.04	$1.18

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

Revenue recognition

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “ Revenue Recognition in Financial Statements,”  as amended by SAB No. 104 (together, “SAB 104”), and SFAS 48  “Revenue Recognition When Right of Return Exists.”  SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” defines financial instrument and requires fair value disclosures about those instruments.  SFAS 157,  “Fair Value Measurements,”  adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures .   Investments, receivables, payables, short term loans and convertible debt all qualify as financial instruments.  Management concluded the receivables, payables and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated rates of interest are equivalent to rates currently available.

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

The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS 141, “ Business Combinations .” The purchase price was determined based on an arm's length negotiation and no finder's fees or commissions were paid in connection with this acquisition.

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

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
	RESTATED	RESTATED

Net Revenues	$93,574,164	$83,101,150
Income from Operations	32,412,705	23,578,314
Net Income	17,742,804	13,895,939
Net Income (loss) Per Shares
Basic	$1.70	$1.94
Diluted	$(0.80)	$1.22
Weighted Average number of shares outstanding
Basic	10,421,103	7,151,086
Diluted	14,789,503	7,497,664

Note 4 – Earnings (loss) per share

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008:

Basic earnings per share

	2009	2008
For the three months ended March 31, 2009 and 2008
Net income for basic earnings per share	$8,855,848	$4,474,833

Weighted average shares used in basic computation	10,277,762	9,740,129

Earnings per share-Basic	$0.86	$0.46

Diluted loss per share
	2009	2008
	Restated	Restated
For the three months ended March 31, 2009 and 2008
Net income for basic earnings per share	$8,855,848	$4,474,833
Add: Interest expense	522,600	75,000
Add: financing cost amortization	170,076	29,534
Add: note discount amortization	1,033,291	416,667
Subtract: unamortized financing cost at beginning of the period	(1,576,793)	(336,359)
Subtract: unamortized debt discount at beginning of the period	(30,853,722)	(4,745,370)
Net income (loss) for diluted EPS	(21,848,700)	(85,695)

Weighted average shares used in basic computation	10,277,762	9,740,129
Diluted effect of convertible debts	4,355,000	500,000
Weighted average shares used in diluted computation	14,632,762	10,240,129

Loss per share-Diluted	$(1.49)	(0.01)

The following is a reconciliation of the basic and diluted earnings per share computations for the nine months ended March 31, 2009 and 2008:

Basic earnings per share

	2009	2008
For the nine months ended March 31, 2009 and 2008
Net income for basic earnings per share	$17,388,546	$12,863,288

Weighted average shares used in basic computation	9,937,189	6,507,435

Earnings per share – Basic	$1.75	$1.98

Diluted earnings (loss) per share

	2009	2008
	Restated	Restated
For the nine months ended March 31, 2009 and 2008
Net income for basic earnings per share	$17,388,546	$12,863,288
Add: Interest expense	1,595,932	100,000
Add: financing cost amortization	510,227	47,583
Add: note discount amortization	2,679,526	434,006
Subtract: unamortized financing cost at beginning of the period	(1,916,943)	(354,408)
Subtract: unamortized debt discount at beginning of the period	(32,499,957)	(5,000,000)
Net income (loss) for diluted EPS	(12,242,669)	8,090,469

Weighted average shares used in basic computation	9,937,189	6,507,435
Diluted effect of stock options and warrants	-	74,356
Diluted effect of convertible notes	4,368,400	272,222
Weighted average shares used in diluted computation	14,305,589	6,854,013

Earnings (loss) per share-Diluted	$(0.86)	$1.18

For the three months and nine months ended March 31, 2009, 140,900 stock options and 2,275,000 warrants with an average exercise price of $4.93 and $9.65, respectively, were not included in diluted per share calculation because of the anti-dilutive effect. For the three months ended March 31, 2008, 133,400 and 324,085 stock options and warrants with an average exercise price of $4.20 and $12.16, respectively, were not included in the diluted per share calculation because of the anti-dilutive effect. For the nine months ended March 31, 2008, 324,085 warrants at an exercise price of $12.15 were not included in the diluted earnings per share calculation because of the anti-dilutive effect.

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

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.  Other payable - related parties consisted of the following:

	March 31,	June 30,
	2009	2008
	(Unaudited)
Payable to Wubo Cao, Chief Executive Officer and Chairman of the Board	$145,436	$281,137

Payable to Haibo Xu, Chief Operating Officer and Director	16,888	43,835

Payable to Elsa Sung, Chief Financial Officer	11,842	—

Payable to John Wang, Director	2,500	-

Total other payable - related parties	$176,666	$324,972

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

JIANGBO PHARMACEUTICALS, INC.

Date: May 14, 2010	By:	/s/ Cao Wubo
Cao Wubo
Chief Executive Officer and President