Form 10-K/A
period 2009-06-30
Jiangbo Pharmaceuticals, Inc.
filed 2010-05-14
CIK 1091164

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

The number of outstanding shares of the registrant’s common stock on May 12, 2010 was 12,078,552.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K (the “Amendment”) for the year ended June 30, 2009 to restate the diluted earnings (loss) per share for the year ended June 30, 2008 included in the consolidated Statements of Income for the year ended June 30, 2009 as originally filed with the Securities and Exchange Commission on September 28, 2009.  This Amendment is filed solely to include revision in Part IV, Item 15 in the “Exhibit, Financial Statement Schedules” to revise and update diluted earnings (loss) per share calculation for the year ended June 30, 2008 on page F-3 and certain disclosure in paragraph 1 of Note 2- Summary of significant accounting policies, pro forma consolidated results of operations for the years ended June 30, 2008 in Note 3- Acquisition, and Note 4 – “Earnings (loss) per share”. In addition, new officer certifications are filed as exhibits to this Amendment.  Except as specifically referenced herein, this Amendment does not reflect any event occurring subsequent to September 28, 2009, the filing date of the original report.

Table of Contents

PART IV

Item 15. Exhibits and Financial Statement Schedules	4

SIGNATURES	6

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	7

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Amendment:

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
10.14    Letter Agreement between the Company and Pope Investments LLC dated August 10, 2009. (17)
10.15    Unofficial Summary Translation of the Technology Cooperation Agreement between Shangdon University and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated  September 16, 2007 (18)
10.16    Unofficial Summary Translation of the Pharmaceutical Industrialization Joint Base Agreement between Institute of Microbiology, Chinese Academy of Sciences and Laiyang Jiangbo Pharmaceutical Co. Ltd date November 12, 2007 (18)
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
(14) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 29, 2009.
(15) Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed on April 10, 2009.
(16) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009.
(17) Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2009.
(18) Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 28, 2009.
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2010.

JIANGBO PHARMACEUTICALS, INC.

/s/ Cao Wubo
Cao Wubo, Chief Executive Officer and
President

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Cao Wubo	Chairman of the Board, Chief Executive Officer and President	May 14, 2010
Cao Wubo

/s/ Xu Haibo	Director	May 14, 2010
Xu Haibo

/s/ Elsa Sung	Chief Financial Officer and Financial Accounting Officer	May 14, 2010
Elsa Sung

/s/ Feng Xiaowei	Director	May 14, 2010
Feng Xiaowei

/s/ Huang Lei	Director	May 14, 2010
Huang Lei

/s/ Ge Jian	Director	May 14, 2010
Ge Jian

/s/ Michael Marks	Director	May 14, 2010
Michael Marks

/s/ John (Yang) Wang	Director	May 14, 2010
John (Yang) Wang

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

/S/ Frazer Frost, LLP (successor entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2009)

Brea, California
September 28, 2009
Except for paragraph 1 of Note 2, as to which the date is May 11, 2010

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$104,366,117	$48,195,798
Restricted cash	7,325,000	7,839,785
Investments	879,228	2,055,241
Accounts receivable, net of allowance for doubtful accounts of $694,370 and $155,662
as of June 30, 2009 and 2008, respectively	19,222,707	24,312,077
Accounts receivable - related parties	-	673,808
Inventories	3,277,194	3,906,174
Other receivables	167,012	152,469
Advances to suppliers	236,496	1,718,504
Financing costs - current	680,303	680,303
Total current assets	136,154,057	89,534,159

PLANT AND EQUIPMENT, net	13,957,397	11,225,844

OTHER ASSETS:
Restricted investments	1,033,463	2,481,413
Financing costs, net	556,365	1,236,641
Intangible assets, net	17,041,181	9,916,801
Total other assets	18,631,009	13,634,855

Total assets	$168,742,463	$114,394,858

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,146,497	$2,341,812
Short term bank loans	2,197,500	2,772,100
Notes payable	7,325,000	5,843,295
Other payables	2,152,063	3,510,864
Refundable security deposits due to distributors	4,102,000	-
Other payables - related parties	238,956	324,976
Accrued liabilities	1,356,898	334,439
Liabilities assumed from reorganization	1,565,036	1,084,427
Taxes payable	11,248,226	166,433
Total current liabilities	36,332,176	16,378,346

CONVERTIBLE DEBT, net of discount $28,493,089 and $32,499,957
as of June 30, 2009 and 2008, respectively	6,346,911	2,500,043

Total liabilities	42,679,087	18,878,389

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Convertible preferred stock Series A ($0.001 par value; 0 and 20,000,000
shares authorized as of June 30, 2009 and 2008, respectively; 0 shares issued and outstanding as of June 30, 2009 and 2008)	-	-
Common stock ($0.001 par value, 22,500,000 and 15,000,000 shares authorized,
10,435,099 and 9,767,844 shares issued and outstanding as of June 30, 2009 and 2008, respectively)	10,435	9,770
Paid-in-capital	48,397,794	45,554,513
Captial contribution receivable	(11,000)	(11,000)
Retained earnings	67,888,667	39,008,403
Statutory reserves	3,253,878	3,253,878
Accumulated other comprehensive income	6,523,602	7,700,905
Total shareholders' equity	126,063,376	95,516,469
Total liabilities and shareholders' equity	$168,742,463	$114,394,858

See report of indepdendent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS  ENDED JUNE 30, 2009, 2008 AND 2007

	2009	2008	2007
		RESTATED

REVENUES:
Sales	$117,143,950	$93,982,407	$72,259,812
Sales - related parties	244,026	5,564,098	3,933,881

TOTAL REVENUE, net	117,387,976	99,546,505	76,193,693

Cost of sales	27,854,747	21,072,674	19,961,439
Cost of sales - related parties	54,519	1,433,873	1,200,091

COST OF SALES	27,909,266	22,506,547	21,161,530

GROSS PROFIT	89,478,710	77,039,958	55,032,163

RESEARCH AND DEVELOPMENT EXPENSE	4,395,000	3,235,715	11,143,830

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35,315,529	41,593,197	25,579,361

INCOME FROM OPERATIONS	49,768,181	32,211,046	18,308,972

OTHER (INCOME) EXPENSE, NET
Non-operating expense	894,014	708,338	-

Non-operating income	(89,453)	(1,281,149)	(6,484,484)

Non-operating income - related party	(382,970)	(110,152)	(102,472)
Interest expense, net	5,904,511	3,092,183	211,616
Loss from discontinued operations	1,781,946	380,027	-

OTHER EXPENSE (INCOME), NET	8,108,048	2,789,247	(6,375,340)

INCOME BEFORE PROVISION FOR INCOME TAXES	41,660,133	29,421,799	24,684,312

PROVISION FOR INCOME TAXES	12,779,869	6,970,739	2,631,256

NET INCOME	28,880,264	22,451,060	22,053,056

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on marketable securities	(1,514,230)	1,347,852	-
Foreign currency translation adjustment	336,927	5,206,612	1,018,130

COMPREHENSIVE INCOME	$27,702,961	$29,005,524	$23,071,186

WEIGITED AVERAGE NUMBER OF SHARES:

Basic	10,061,326	9,164,127	7,494,740

Dilulted	14,484,830	9,900,428	7,494,740

EARNINGS (LOSS) PER SHARE:

Basic	$2.87	$2.45	$2.94

Diluted	$0.09	$(1.17)	$2.94

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

On September 20, 2007, Karmoya acquired 100% of Union Well International Limited (“Union Well”), a Cayman Islands corporation established on May 9, 2007. On September 17, 2007, Union Well established a wholly-owned subsidiary, Genesis Jiangbo (“Laiyang”) Biotech Technology Co., Ltd. (“GJBT”), in the PRC as a wholly-owned foreign limited liability company with an original registered capital of $12 million. GJBT develops, manufactures, and sells health medicines. The Company increased its registered capital in GJBT to $30,000,000 in June 2008. In August 2008, the PRC government approved for GJBT to increase its registered capital from $30 million to $58 million. In August 2008, the PRC government approved for GJBT to increase its registered capital from $30 million to $58 million. The PRC laws require Union Well, the 100% owner of GJBT to contribute at least 20% of the registered capital within 30 days of the approval and the remaining balance was required to be contributed within two years of the approval date. In August 2008, GJBT received additional registered capital in the amount of $1,996,001.

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

Note 2 - Summary of significant accounting policies

Restatement

The Company previously excluded the dilutive effect of its May 2008 convertible debentures from the diluted earnings per share calculation for the year ended June 30, 2008. The Company has revised its accounting to include the dilutive effect    of   the May 2008 convertible debentures in its diluted earnings per share calculation. The interest expense and amortization expenses on the financing costs and note discounts were added back and all the unamortized financing costs and debt discounts at beginning of the period were subtracted from the 2008 diluted earnings per shares calculation.

The restatement had no effect on the Company’s consolidated financial statements as of and for the year ended June 30, 2009 and the Company’s consolidated balance sheet, consolidated statement of cash flow, and consolidated statements of shareholders’ equity as of and for the year ended June 30, 2008. The Company’s consolidated statement of income and other comprehensive income for the year ended June 30, 2008 has been restated as follows:

Diluted earnings (loss) per share
	Original	Increase (Decrease)	Restated
For the years ended June 30,2008:
Net income for basic earnings per share	$22,451,060	$—	$22,451,060
Add: interest expense	195,833	150,000	345,833
Add: financing cost amortization	71,708	52,255	123,963
Add: note discount amortization	545,359	1,954,684	2,500,043
Subtract: unamortized financing cost at beginning of the period	(349,000)	(1,691,907)	(2,040,907)
Subtract: unamortized debt discount at beginning of the period	(5,000,000)	(30,000,000)	(35,000,000
Net income for diluted earnings per share	17,914,960	(29,534,968)	(11,620,008)
Weighted average shares used in basic computation	9,164,127	-	9,164,127
Diluted effect of stock options	87,910	(87,910)	-
Diluted effect of warrants	79,973	(79,973)	-
Diluted effect of convertible notes	405,822	330,479	736,301
Weighted average shares used in diluted computation	9,737,832	162,596	9,900,428

Earnings (loss) per share:
Basic	$2.45	$-	$2.45
Diluted	$1.84	$(3.01)	$(1.17)

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

See report of independent registered public accounting firm.

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

	Year Ended June 30, 2009	Year Ended June 30, 2008 (Restated)
Net Revenues	$124,729,372	$115,573,456
Income from Operations	50,265,379	34,244,471
Net Income	29,234,644	23,848,737
Net Income (loss) Per Shares
Basic	$2.80	$2.43
Diluted	$0.11	$(0.97)
Weighted Average number of shares outstanding
Basic	10,424,592	9,807,778
Diluted	14,848,096	10,544,079

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

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended June 30, 2009, 2008, and 2007:

See report of independent registered public accounting firm.

Note 4 – Earnings (loss) per share

Basic earning per share

	2009	2008	2007
For the years ended June 30, 2009, 2008 and 2007
Net income for basic earnings per share	$28,880,264	$22,451,060	$22,053,056

Weighted average shares used in basic computation	10,061,326	9,164,127	7,494,740

Earnings per share – Basic	$2.87	$2.45	$2.94

Diluted earnings (loss) per share

	2009	2008	2007
		Restated
For the years ended June 30, 2009, 2008 and 2007
Net income for basic earnings per share	$28,880,264	$22,451,060	$22,053,056
Add: interest expense	2,124,340	345,833	-
Add: financing cost amortization	680,276	123,963
Add: note discount amortization	4,004,868	2,500,043
Subtract: unamortized financing cost at beginning of the period	(1,916,944)	(2,040,907)	-
Subtract: unamortized debt discount at beginning of the period	(32,499,957)	(35,000,000)	-
Net income for diluted earnings per share	1,274,847	(11,620,008)	22,053,056
Weighted average shares used in basic computation	10,061,326	9,164,127	7,494,740
Diluted effect of stock options	48,504	-	-
Diluted effect of warrants	-	-	-
Diluted effect of convertible notes	4,375,000	736,301	-
Weighted average shares used in diluted computation	14,484,830	9,900,428	7,494,740

Earnings (loss) per share:
Basic	$2.87	$2.45	$2.94
Diluted	$0.09	$(1.17)	$2.94

For the year ended June 30, 2009, 2,275,000 warrants at an average exercise price of $9.59 and 7,500 options at an average exercise price of $17.93 were not included in the diluted earnings per share calculation due to the anti-dilutive effect.

For the year ended June 30, 2008,  2,349,087 warrants at an average exercise price of $9.60 and 140,900 options at an average exercise price of $4.93 were not included in the diluted earnings per share calculation due to the anti-dilutive effect.

For the year ended June 30, 2007, all options and warrants were excluded in the diluted earnings per share calculation due to the anti-dilutive effect.

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

See report of independent registered public accounting firm.

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

See report of independent registered public accounting firm.

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

See report of independent registered public accounting firm.

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

See report of independent registered public accounting firm.

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

 See report of independent registered public accounting firm.

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

See report of independent registered public accounting firm.

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

See report of independent registered public accounting firm.

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

See report of independent registered public accounting firm.

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

See report of independent registered public accounting firm.

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

See report of independent registered public accounting firm.

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

See report of independent registered public accounting firm.

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

See report of independent registered public accounting firm.

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