Form 10-Q/A
period 2009-09-30
Jiangbo Pharmaceuticals, Inc.
filed 2010-05-14
CIK 1091164

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares outstanding at May 13, 2010 was 12,078,552.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Amendment”) for the period ended September 30, 2009, which was originally filed with the Securities Exchange Commission on November 16, 2009, to restate the diluted earnings (loss) per share included in the consolidated Statements of Income. This Amendment is filed solely to include revision in Part I, Item 1 in the “ Financial Statements ” to revise and update diluted earnings (loss) per share calculation on page F-4 and certain disclosure in paragraph 1 of  Note 2- Summary of significant accounting policies and  Note 3 – “Earnings (loss) per share”. In addition, new officer certifications are filed as exhibits to this Amendment. Except as specifically referenced herein, this Amendment does not reflect any event occurring subsequent to November 16, 2009 the filing date of the original report.

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and June 30, 2009	3

Consolidated Statements of Income and Other Comprehensive Income for the three months ended September 30, 2009 and 2008 (Unaudited)	4

Consolidated Statements of Shareholders’ Equity for the three months ended September 30, 2009 (Unaudited) and the year ended June 30, 2009	5

Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

PART II - OTHER INFORMATION

Item 6. Exhibits	32

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$122,865,467	$104,366,117
Restricted cash	14,552,640	7,325,000
Investments	758,238	879,228
Accounts receivable, net of allowance for doubtful accounts of $822,469 and $694,370 as of September 30, 2009 and June 30, 2009, respectively	12,138,964	19,222,707
Other receivable - related parties	80,685	-
Inventories	2,762,438	3,277,194
Other receivables	299,998	167,012
Advances to suppliers	370,424	236,496
Financing costs - current	669,692	680,303
Total current assets	154,498,546	136,154,057

PLANT AND EQUIPMENT, net	13,817,279	13,957,397

OTHER ASSETS:
Restricted investments	902,623	1,033,463
Financing costs, net	379,191	556,365
Intangible assets, net	16,662,666	17,041,181
Total other assets	17,944,480	18,631,009

Total assets	$186,260,305	$168,742,463

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,902,884	$6,146,497
Short term bank loans	2,200,500	2,197,500
Notes payable	14,552,640	7,325,000
Other payables	2,678,757	2,152,063
Refundable security deposits due to distributors	4,107,600	4,102,000
Other payables - related parties	284,501	238,956
Accrued liabilities	342,719	1,356,898
Liabilities assumed from reorganization	1,609,208	1,565,036
Derivative liabilities	44,369,176	-
Taxes payable	14,126,847	11,248,226
Total current liabilities	88,174,832	36,332,176

CONVERTIBLE DEBT, net of discount $26,412,221 and $28,493,089 as of September 30, 2009 and June 30, respectively	7,927,779	6,346,911

Total liabilities	96,102,611	42,679,087

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Convertible preferred stock Series A ($0.001 par value; 0 shares issued and outstanding as of September 30, 2009 and June 30, 2009)	-	-
Common stock ($0.001 par value, 22,500,000 and 15,000,000 shares authorized, 10,582,046 and 10,435,099 shares issued and outstanding as of September 30, 2009 and June 30, 2009, respectively)	10,582	10,435
Paid-in-capital	15,285,350	48,397,794
Capital contribution receivable	(11,000)	(11,000)
Retained earnings	64,919,558	67,888,667
Statutory reserves	3,253,878	3,253,878
Accumulated other comprehensive income	6,699,326	6,523,602
Total shareholders' equity	90,157,694	126,063,376
Total liabilities and shareholders' equity	$186,260,305	$168,742,463

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	RESTATED	RESTATED
REVENUES:
Sales	$24,384,054	$27,320,750
Sales - related parties	-	243,843
Total revenues	24,384,054	27,564,593

COST OF SALES
Cost of sales	6,260,399	5,713,059
Cost of sales - related parties	-	54,478
Total cost of sales	6,260,399	5,767,537

GROSS PROFIT	18,123,655	21,797,056

RESEARCH AND DEVELOPMENT EXPENSE	1,099,575	1,097,925

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,341,806	13,351,975

INCOME FROM OPERATIONS	12,682,274	7,347,156

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	4,821,093	-
Other (income) expense, net	-	914,970
Other income - related parties	(80,636)	(143,950)
Non-operating (income) expense	(152,414)	74,621
Interest expense, net	2,757,178	1,352,794
Loss from discontinued operations	77,208	45,216
Total other expense, net	7,422,429	2,243,651

INCOME BEFORE PROVISION FOR INCOME TAXES	5,259,845	5,103,505

PROVISION FOR INCOME TAXES	3,287,791	1,970,021

NET INCOME	1,972,054	3,133,484

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	152,180	330,641
Unrealized holding gain (loss)	23,544	(1,562,967)

COMPREHENSIVE INCOME	$2,147,778	$1,901,158

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	10,502,527	9,769,329

BASIC EARNINGS PER SHARE	$0.19	$0.32

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	14,837,527	14,144,329

DILUTED LOSS PER SHARE	$(1.68)	$(2.11)

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Par Value $0.001			Capital	Retained Earnings		Accumulated other
	Number		Paid-in	contribution	Statutory	Unrestricted	comprehensive
	of shares	Amount	capital	receivable	reserves	earnings	income	Totals
BALANCE, June 30, 2008	9,767,844	$9,770	$45,554,513	$(11,000)	$3,253,878	$39,008,403	$7,700,905	$95,516,469

Shares issued for adjustments for 1:40 reverse split	1,104	-						-
Cancellation of common stock for settlement @ $8 per share	(2,500)	(2)	(19,998)					(20,000)
Common stock issued for service @ $8 per share	2,500	2	19,998					20,000
Common stock issued for service @ $9 per share	2,500	2	22,498					22,500
Common stock issued to Hongrui @ $4.035 per share	643,651	644	2,596,488					2,597,132
Conversion of convertible debt to stock	20,000	20	159,980					160,000
Stock based compensation			64,314					64,314
Net income						28,880,264		28,880,264
Adjustment to statutory reserve								-
Change in fair value on restricted marketable equity securities							(1,514,230)	(1,514,230)
Foreign currency translation gain							336,927	336,927

BALANCE, June 30, 2009	10,435,099	$10,435	$48,397,794	$(11,000)	$3,253,878	$67,888,667	$6,523,602	$126,063,376

Cumulative effect of reclassification of warrants			(34,971,570)			(4,941,163)		(39,912,733)

BALANCE, July 1, 2009 as adjusted	10,435,099	10,435	13,426,224	(11,000)	3,253,878	62,947,504	6,523,602	86,150,643
								-
Common stock issued for services @ $9.91 per share	1,009	1	9,999					10,000
Common stock issued for interest payment @ $8 per share	83,438	84	984,540					984,624
Conversion of convertible notes	62,500	62	499,937					499,999
Reclassification of derivative liabilities to APIC due to conversion of convertible debt			364,650					364,650
Net income						1,972,054		1,972,054
Change in fair value on restricted marketable equity securities							23,544	23,544
Foreign currency translation gain							152,180	152,180
BALANCE, June 30, 2009 (Unaudited)	10,582,046	$10,582	$15,285,350	$(11,000)	$3,253,878	$64,919,558	$6,699,326	$90,157,694

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

Note 2 - Summary of significant accounting policies

Restatement

The Company previously excluded the dilutive effect of its November 2007 and May 2008 convertible debentures from the diluted earnings per share calculation for the periods ended September 30, 2009 and 2008. The Company has revised its accounting to include the dilutive effect    of   November 2007 and May 2008 convertible debentures in its diluted earnings per share calculation. The interest expense and amortization expenses on the financing costs and note discounts were added back and all the unamortized financing costs and debt discounts at beginning of the periods were subtracted from the September 30, 2009 and 2008 diluted earnings per shares calculation.

The restatement had no effect on the Company’s consolidated balance sheet, consolidated statement of cash flow, and consolidated statements of shareholders’ equity as of and for the periods September 30, 2009 and 2008. The Company’s consolidated statement of income and other comprehensive income for the periods ended September 30, 2009 and 2008 have been restated as follows:

Diluted (loss) per share
	Original	Increase (Decrease)	Restated
For the three months ended September 30,2009:
Net income for basic earnings per share	$1,972,054	$-	$1,972,054
Add: interest expense	-	515,546	515,546
Add: financing cost amortization	-	187,786	187,786
Add: note discount amortization	-	2,080,869	2,080,869
Subtract: unamortized financing cost at beginning of the period	-	(1,236,669)	(1,236,669)
Subtract: unamortized debt discount at beginning of the period	-	(28,493,090)	(28,493,090)
Net income (loss) for diluted earnings per share	1,972,054	(26,945,558)	(24,973,504)
Weighted average shares used in basic computation	10,502,527	-	10,502,527
Diluted effect of stock options and warrants	383,008	(383,008)	-
Diluted effect of convertible notes	-	4,335,000	4,335,000
Weighted average shares used in diluted computation	10,885,535	3,951,992	14,837,527

Earnings (loss) per share:
Basic	$0.19	$-	$0.19
Diluted	$0.18	$(1.86)	$(1.68)

	Original	Increase (Decrease)	Restated
For the three months ended September 30,2008:
Net income for basic earnings per share	$3,133,484	$-	$3,133,484
Add: interest expense	-	536,666	536,666
Add: financing cost amortization	-	170,076	170,076
Add: note discount amortization	-	662,551	662,551
Subtract: unamortized financing cost at beginning of the period	-	(1,916,944)	(1,916,944)
Subtract: unamortized debt discount at beginning of the period	-	(32,499,957)	(32,499,957)
Net income (loss) for diluted earnings per share	3,133,484	(33,047,608)	(29,914,124)
Weighted average shares used in basic computation	9,769,329	-	9,769,329
Diluted effect of stock options and warrants	92,342	(92,342)	-
Diluted effect of convertible notes	-	4,375,000	4,375,000
Weighted average shares used in diluted computation	9,861,671	4,282,658	14,144,329

Earnings (loss) per share:
Basic	$0.32	$-	$0.32
Diluted	$0.32	$(2.43)	$(2.11)

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

Note 3 – Earnings (Loss) per share

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2009 and 2008:

	2009	2008

Net income for basic and diluted earnings per share	$1,972,054	$3,133,484

Weighted average shares used in basic computation	10,502,527	9,769,329
Earnings per share:
Basic	$0.19	$0.32

Diluted loss  per share

	2009	2008
	Restated	Restated
For the three months ended September 30, 2009 and 2008
Net income for basic earnings per share	$1,972,054	$3,133,484
Add: interest expense	515,546	536,666
Add: financing cost amortization	187,786	170,076
Add: note discount amortization	2,080,869	662,551
Subtract: unamortized financing cost at beginning of the period	(1,236,669)	(1,916,944)
Subtract: unamortized debt discount at beginning of the period	(28,493,090)	(32,499,957)
Net loss for diluted loss per share	(24,973,504)	(29,914,124)
Weighted average shares used in basic computation	10,502,527	9,769,329
Diluted effect of convertible notes	4,335,000	4,375,000
Weighted average shares used in diluted computation	14,837,527	14,144,329

Loss per share-Diluted	$(1.68)	$(2.11)

For the three months ended September 30, 2009, 140,900 vested stock options with an average exercise price of $4.93 and 2,315,000 warrants with an average exercise price of $9.65 were not included in the diluted earnings per share calculation because of the anti-dilutive effect. For the three months ended September 30, 2008, 140,900 vested stock options and 2,349,085 warrants with an average exercise price of $4.93 and $9.60, respectively, were not included in the diluted earnings per share calculation because of the anti-dilutive effect.

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