Form 10-Q
period 2010-03-31
Jiangbo Pharmaceuticals, Inc.
filed 2010-05-17
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares outstanding at May 14, 2010 was 12,078,552.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$96,464,482	$104,366,117
Restricted cash	11,523,285	7,325,000
Investments	26,362	879,228
Accounts receivable, net of allowance for doubtful accounts of $1,141,756 and $694,370as of March 31, 2010 and June 30, 2009, respectively	27,619,639	19,222,707
Inventories	3,368,308	3,277,194
Other receivables	12,523	167,012
Other receivable - related parties	242,055	-
Advances to suppliers	510,288	236,496
Financing costs - current	565,684	680,303
Total current assets	140,332,626	136,154,057

PLANT AND EQUIPMENT, net	13,437,640	13,957,397

OTHER ASSETS:
Restricted investments	161,471	1,033,463
Financing costs, net of current	-	556,365
Intangible assets, net	32,852,205	17,041,181
Total other assets	33,013,676	18,631,009

Total assets	$186,783,942	$168,742,463

LIABILITIES AND SHAREHOLDERS' EQUITY CURRENT LIABILITIES:
Accounts payable	$2,227,240	$6,146,497
Short term bank loan	2,200,500	2,197,500
Notes payable	11,523,285	7,325,000
Other payables	2,880,338	2,152,063
Refundable security deposits due to distributors	3,080,700	4,102,000
Other payables - related parties	951,461	238,956
Accrued liabilities	4,045,510	1,356,898
Liabilities assumed from reorganization	536,614	1,565,036
Taxes payable	4,952,356	11,248,226
Derivative liabilities	20,074,873	-
Convertible debt, net of discout $ 17,083,153 as of March, 31, 2010	10,146,847	-
Total current liabilities	62,619,724	36,332,176

CONVERTIBLE DEBT, net of discount $28,493,089 as of June 30, 2009	-	6,346,911

Total liabilities	62,619,724	42,679,087

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Convertible preferred stock Series A ($0.001 par value; o shares isseud and outsanding as of March 31, 2010 and June 30, 2009)	-	-
Common stock ($0.001 par value, 22,500,000 and 15,000,000 shares authorized, 11,474,802 and 10,435,099 shares issued and outstanding as of March 31, 2010 and June 30, 2009 , respectively)	11,475	10,435
Paid-in-capital	28,488,749	48,397,794
Captial contribution receivable	(11,000)	(11,000)
Retained earnings	85,611,586	67,888,667
Statutory reserves	3,253,878	3,253,878
Accumulated other comprehensive income	6,809,530	6,523,602
Total shareholders' equity	124,164,218	126,063,376
Total liabilities and shareholders' equity	$186,783,942	$168,742,463

The accompanying notes are integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
REVENUES:
Sales	$25,571,389	$25,725,837	$68,135,385	$85,991,330
Sales - related parties	-		-	243,943
Total revenues	25,571,389	25,725,837	68,135,385	86,235,273

COST OF SALES
Cost of sales	6,974,455	6,853,810	17,901,903	19,705,020
Cost of sales - related parties	-	-	-	54,500
Total cost of sales	6,974,455	6,853,810	17,901,903	19,759,520

GROSS PROFIT	18,596,934	18,872,027	50,233,482	66,475,753

RESEARCH AND DEVELOPMENT EXPENSE	1,093,440	1,098,675	3,299,400	3,295,125

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,799,136	4,477,356	13,400,155	31,111,752

INCOME FROM OPERATIONS	13,704,358	13,295,996	33,533,927	32,068,876

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	(11,624,079)	-	(13,490,071)	-
Other income - related parties	(80,652)	(76,552)	(241,956)	(313,276)
Non-operating (income) expense	5,790	(131,104)	220,061	1,062,488
Interest expense, net	6,643,163	1,241,843	15,562,981	4,143,968
Loss from discontinued operations	36,000	103,008	200,769	1,693,830
Total other income (expense), net	(5,019,778)	1,137,195	2,251,784	6,587,010

INCOME BEFORE PROVISION FOR INCOME TAXES	18,724,136	12,158,801	31,282,143	25,481,866

PROVISION FOR INCOME TAXES	3,539,870	3,302,953	8,618,061	8,093,320

NET INCOME	15,184,266	8,855,848	22,664,082	17,388,546

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss)	32,164	(200,025)	88,535	(2,147,642)
Foreign currency translation adjustment	509	(201,173)	197,393	378,284

COMPREHENSIVE INCOME	$15,184,775	$8,454,650	$22,950,010	$15,619,188

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	11,419,991	10,277,762	10,965,346	9,937,189

BASIC EARNINGS PER SHARE	$1.33	$0.86	$2.07	$1.75

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	15,235,811	14,632,762	15,234,156	14,305,589

DILUTED EARNINGS PER SHARE	$0.02	$(1.49)	$0.57	$(0.86)

The accompanying notes are integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock						Accumulated
	Par Vaule $0.001			Capital	Retained Earnings		other
	Number		Paid-in	contribution	Statutory	Unrestricted	comprehensive
	of shares	Amount	capital	receivable	reserves	earnings	income	Totals

BALANCE, June 30, 2008	9,767,844	$9,770	$45,554,513	$(11,000)	$3,253,878	$39,008,403	$7,700,905	$95,516,469

Shares issued for adjustments for 1:40 reverse split	1,104	-						-
Cancellation of common stock for settlement @ $8 per share	(2,500)	(2)	(19,998)					(20,000)
Common stock issued for service @ $8 per share	2,500	2	19,998					20,000
Common stock issued for service @ $9 per share	2,500	2	22,498					22,500
Common stock issued to Hongrui @ $4.035 per share	643,651	643	2,596,488					2,597,131
Conversion of convertible debt to stock	20,000	20	159,980					160,000
Stock based compensation			64,315					64,315
Net income						28,880,264		28,880,264
Adjustment to statutory reserve								-
Change in fair value on restricted marketable equity securities							(1,514,230)	(1,514,230)
Foreign currency translation gain							336,927	336,927

BALANCE, June 30, 2009	10,435,099	$10,435	$48,397,794	$(11,000)	$3,253,878	$67,888,667	$6,523,602	$126,063,376

Cumulative effect of reclassification of warrants			(34,971,570)			(4,941,163)		(39,912,733)
								-
BALANCE, July 1, 2009 as adjusted	10,435,099	10,435	13,426,224	(11,000)	3,253,878	62,947,504	6,523,602	86,150,643
								-
Common stock issued for payment for other payable-related party @ $8.75 per share	2,286	2	19,998					20,000
Common stock issued for services @ $8.75 per share	1,143	1	9,999					10,000
Common stock issued for services @ $9.91 per share	1,009	1	9,999					10,000
Common stock issued for interest payment @ $8 per share	84,015	85	990,968					991,053
Conversion of convertible debt to stock	951,250	951	7,609,049					7,610,000
Reclassification of derivative liabilites to APIC due to conversion of convertible debt			6,287,408					6,287,408
Stock based compensation			135,104					135,104
Net income						22,664,082		22,664,082
Change in fair value on restricted marketable equity securities							88,535	88,535
Foreign currency translation gain							197,393	197,393
BALANCE, March 31, 2010 (Unaudited)	11,474,802	$11,475	$28,488,749	$(11,000)	$3,253,878	$85,611,586	$6,809,530	$124,164,218

The accompanying notes are integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICAL ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,664,082	$17,388,546
Loss from discontinued operations	200,769	1,693,830
Income from continuing operations	22,864,851	19,082,376
Adjustments to reconcile net income to net cash, net of acquisition, provided by operating activities:
Depreciation	615,565	464,094
Amortization of intangible assets	1,194,331	371,925
Amortization of deferred debt issuance costs	670,984	510,227
Amortization of debt discount	11,409,936	2,679,526
Loss from issuance of shares in lieu of cash interest payment	318,936	-
Interest expense payment of shares in lieu of cash	4,457	-
Bad debt expense	446,257	368,840
Realized (gain) loss on marketable securities	406,346	(106,865)
Unrealized (gain) loss on marketable securities	(270,339)	1,255,522
Other non-cash settlement	-	(20,000)
Change in fair value of derivative liabilities	(13,490,071)	-
Stock-based compensation	155,104	43,340
Changes in operating assets and liabilities
Accounts receivable	(8,813,521)	2,353,566
Accounts receivable - related parties	-	488,646
Inventories	(86,604)	205,471
Other receivables	154,654	63,170
Other receivables - related parties	(241,956)	(317,303)
Advances to suppliers and other assets	(273,373)	1,602,693
Accounts payable	(3,926,015)	3,171,180
Customer deposit	(1,026,480)	4,100,600
Other payables	725,041	194,283
Other payables - related parties	712,114	(58,580)
Accrued liabilities	3,338,193	682,145
Liabilities assumed from reorganization	(95,384)	(1,164,323)
Taxes payable	(6,308,625)	5,107,831
Net cash provided by operating activities	8,484,399	41,078,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisition	-	(8,581,970)
Proceeds from sale of marketable securities	531,750	167,623
Purchase of equipment	(76,977)	(130,814)
Purchase of land use right	(16,975,633)	-
Net cash used in investing activities	(16,520,860)	(8,545,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(4,186,572)	4,149,305
Proceeds from bank loans	2,199,600	2,196,750
Payments for bank loans	(2,199,600)	(2,782,550)
Proceeds from notes payable	19,173,180	7,009,097
Principal payments on notes payable	(14,986,608)	(9,161,912)
Net cash provided by financing activities	-	1,410,690

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	134,826	198,836

INCREASE (DECREASE) IN CASH	(7,901,635)	34,142,729

CASH, beginning	104,366,117	48,195,798

CASH, ending	$96,464,482	$82,338,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for Interest	$393,111	$1,130,837
Cash paid for Income taxes	$2,631,495	$4,883,039

Non-cash investing and financing activities:
Common stock issued to acquire Hongrui	$-	$2,597,132
Common stock issued for stock based compensation	$20,000	-
Common stock issued to offset related party payable	$20,000	-
Common stock issued for interest payment	$673,929	$-
Common stock issued for convertible notes conversion	$7,610,000	$-
Marketable securities used to settle for
liabilities assumed from reorganization	$1,133,807	$-
Derivative liability reclassified to equity upon conversion	$6,287,408	$-

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 1 – Organization and business

Jiangbo Pharmaceuticals, Inc. (the “Company” or “Jiangbo”) was originally incorporated in the state of Florida on August 15, 2001.

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

Note 2 - Summary of significant accounting policies

Restatement

The Company previously excluded the dilutive effect of its May 2008 convertible debentures from the diluted earnings (loss) per share calculation for the periods ended March 31, 2009 in its Form 10-Q filed on May 15, 2009. The Company has revised its accounting to include the dilutive effect of the November 2007 and May 2008 convertible debentures in its diluted earnings per share calculation in its Amendment No. 1 to Form 10-Q/A filed on May 14, 2010. The interest expense and amortization expenses on the financing costs and note discounts were added back and all the unamortized financing costs and debt discounts at beginning of the periods were subtracted from the March 31, 2009 diluted earnings per share calculation.

The restatement had no effect on the Company’s consolidated balance sheets, consolidated statements of cash flow, and consolidated statements of shareholders’ equity as of and for the periods March 31, 2009. The Company’s diluted earnings (loss) per share in its consolidated statement of income and other comprehensive income for the periods ended March 31, 2009 have been restated as follows:

Diluted earnings (loss) per share
	Original	Increase (Decrease)	Restated
For the three months ended March 31,2009:
Net income for basic earnings per share	$8,855,848	$-	$8,855,848
Add: interest expense	75,000	447,600	522,600
Add: financing cost amortization	29,534	140,542	170,076
Add: note discount amortization	219,362	813,929	1,033,291
Subtract: unamortized financing cost at beginning of the period	(218,223)	(1,358,570)	(1,576,793)
Subtract: unamortized debt discount at beginning of the period	(4,134,724)	(26,718,998)	(30,853,722)
Net income (loss) for diluted earnings per share	$4,826,797	$(26,675,497)	$(21,848,700)
Weighted average shares used in basic computation	10,277,762	--	10,277,762
Diluted effect of stock options and warrants	4,481	(4,481)	-
Diluted effect of convertible notes	625,000	3,730,000	4,355,000
Weighted average shares used in diluted computation	10,907,243	3,725,519	14,632,762

Earnings (Loss) per share:
Basic	$0.86	$-	$0.86
Diluted	$0.44	$(1.93)	$(1.49)

	Original	Increase (Decrease)	Restated
For the nine months ended March 31,2009:
Net income for basic earnings per share	$17,388,546	$-	$17,388,546
Add: interest expense	225,000	1,370,932	1,595,932
Add: financing cost amortization	88,602	421,625	510,227
Add: note discount amortization	539,279	2,140,247	2,679,526
Subtract: unamortized financing cost at beginning of the period	(277,291)	(1,639,652)	(1,916,943)
Subtract: unamortized debt discount at beginning of the period	(4,454,641)	(28,045,316)	(32,499,957)
Net income (loss) for diluted earnings per share	$13,509,495	$(25,752,164)	$(12,242,669)
Weighted average shares used in basic computation	9,937,189	--	9,937,189
Diluted effect of stock options and warrants	37,429	(37,429)	-
Diluted effect of convertible notes	625,000	3,743,000	4,368,400
Weighted average shares used in diluted computation	10,599,618	3,705,971	14,305,589

Earnings (loss) per share:
Basic	$1.75	$-	$1.75
Diluted	$1.27	$(2.13)	$(0.86)

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

The Financial Accounting Standards Board’s (“FASB”) accounting standards address whether certain types of entities, referred to as VIEs, should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of the accounting standard, the Company has determined that Laiyang Jiangbo Pharmaceuticals Co., Ltd. (“Laiyang Jiangbo”) is a VIE and that the Company is the primary beneficiary, and accordingly, the financial statements of Laiyang Jiangbo are consolidated into the financial statements of the Company.

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

Asset and liability accounts at March 31, 2010, were translated at 6.82 RMB to $1.00 as compared to 6.83 RMB to $1.00 at June 30, 2009. The average translation rates applied to statements of income for the nine months ended March 31, 2010 and 2009 were 6.82 RMB and 6.83 RMB to $1.00, respectively.

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

Revenue recognition

Revenue from product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Financial instruments

The accounting standard governing financial instruments adopted on July 1, 2008, defines financial instruments and requires fair value disclosures about those instruments.  It defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Cash, investments, receivables, payables, short term loans and convertible debt all qualify as financial instruments.  Management concluded cash, receivables, payables and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated rates of interest are equivalent to rates currently available.

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

Effective July 1, 2009, as a new accounting standard took effect, the Company’s two convertible notes with principal amounts totaling $34,840,000 and 2,275,000 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, those financial instruments are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these convertible notes and warrants are recognized currently in earnings until such time as the convertible notes and warrants are converted, exercised or expired.

As such, effective July 1, 2009, the Company reclassified the fair value of the conversion features on the convertible notes and warrants from equity to liability, as if these conversion features on the convertible notes and warrants were treated as a derivative liability since their initial issuance dates. On July 1, 2009, the Company reclassified approximately $35 million from additional paid-in capital and approximately $4.9 million from beginning retained earnings to warrant liabilities, as a cumulative effect adjustment, to recognize the fair value of the conversion features on the convertible notes and warrants. For the nine months ended March 31, 2010, $7,610,000 million of convertible notes were converted. As of March 31, 2010, the Company has $27,230,000 convertible notes and 2,275,000 warrants related to the convertible debentures outstanding. The fair value of the conversion features on the convertible notes was approximately $10 million and the fair value of the warrants was approximately $10.1 million.  The Company recognized $13.5 million and $11.7 million gains from the change in fair value of the conversion features on the convertible notes and warrants for the nine months and three months ended March 31, 2010, respectively.

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the conversion features on the convertible notes and warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2010				July 1, 2009
	Annual dividend yield	Expected term (years)	Risk-free interest rate	Expected volatility	Annual dividend yield	Expected term (years)	Risk-free interest rate	Expected volatility
Conversion feature on the $5 million convertible notes	-	0.60	0.24%	65.17%	-	1.35	1.11%	95.80%
Conversion feature on the $30 million convertible notes	-	1.17	0.41%	69.99%	-	1.92	1.11%	102.00%
400,000 warrants issued in November 2007	-	0.60	0.24%	65.17%	-	1.35	1.11%	95.80%
1,875,000 warrants issued in May 2008	-	3.17	1.60%	86.28%	-	3.92	2.54%	97.51%

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

	Carrying Value at March 31, 2010	Fair Value Measurements at March 31, 2010, Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Investments	$26,362	$26,362	$-	$-
Investments, restricted	161,471	161,471	-	-
Conversion options - $4M Convertible Debt (November 2007)	1,118,920	-	-	1,118,920
Conversion options - $23.23M Convertible Debt (May 2008)	8,861,691	-	-	8,861,691
400,000 warrants issued in November 2007	895,136	-	-	895,136
1,875,000 warrants issued in May 2008	9,199,126	-	-	9,199,126
Total	$20,262,706	$187,833	$-	$20,074,873

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

An accounting standard provides the Company with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.

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

The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of March 31, 2010 and June 30, 2009, the Company’s bank balances, including restricted cash balances, exceeded government-insured limits by approximately $107,698,000 and $111,684,000, respectively.

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

Investment and restricted investments

Investments are comprised of marketable equity securities of publicly traded companies and are stated at fair value based on the quoted price of these securities. These investments are classified as trading securities based on the Company’s intent and ability to sell them within the year. Restricted investments are marketable equity securities of publicly traded companies that were acquired through the reverse merger and contained certain SEC Rule 144 restrictions on the securities. These securities are classified as available-for-sale and are reflected as restricted and noncurrent, as the Company intends to hold them beyond one year. Restricted investments are carried at fair value based on the trading price of these securities.

The following is a summary of the components of the gain/loss on investments and restricted investments for the three and nine months ended March 31, 2010 and 2009:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Realized (gain) loss on trading securities	$(205)	$8,263	$406,345	$(106,865)
Unrealized (gain) loss on trading securities	(4,592)	(204,134)	(270,339)	1,255,522
Unrealized (gain) loss on restricted investments – available-for-sale securities	(32,164)	200,025	(88,535)	2,147,642

All unrealized gains and losses related to available-for-sale securities have been properly reflected as a component of accumulated other comprehensive income.

Accounts receivable

During the normal course of business, the Company extends credit to its customers without requiring collateral or other security interests. Management reviews its accounts receivable at each reporting period to provide for an allowance against accounts receivable for an amount that could become uncollectible. This review process may involve the identification of payment problems with specific customers. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience, and other relevant factors, such as changes in the economy and the imposition of regulatory requirements that can have an impact on the industry. These factors continuously change, and can have an impact on collections and the Company’s estimation process. These impacts may be material.

Certain accounts receivable amounts are charged off against allowances after unsuccessful collection efforts. Subsequent cash recoveries are recognized as income in the period when they occur.

The activities in the allowance for doubtful accounts are as follows for the periods ended March 31, 2010 and June 30, 2009:
	March 31, 2010	June 30, 2009
	(Unaudited)
Beginning allowance for doubtful accounts	$694,370	$155,662
Bad debt additions	446,255	538,068
Foreign currency translation adjustments	1,131	640
Ending allowance for doubtful accounts	$1,141,756	$694,370

Inventories

Inventories, consisting of raw materials, work-in-process, packing materials and finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the weighted average method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of March 31, 2010 and June 30, 2009, the Company determined that no reserves were necessary.

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

Impairment of long-lived assets

Long-lived assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying values have become impaired. The Company considers assets to be impaired if the carrying values exceed the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2010, the Company expects these assets to be fully recoverable.

Beneficial conversion feature of convertible notes

In accordance with accounting standards governing the beneficial conversion feature of convertible notes, the Company has determined that the convertible notes contained a beneficial conversion feature because on November 6, 2007, the effective conversion price of the $5,000,000 convertible note was $5.81 when the market value per share was $16.00, and on May 30, 2008, the effective conversion price of the $30,000,000 convertible note was $5.10 when the market value per share was $12.00. Total value of beneficial conversion feature of $2,904,092 for the November 6, 2007 convertible note and $19,111,323 for the May 30, 2008 convertible debt was discounted from the carrying value of the convertible notes. The beneficial conversation feature is amortized using the effective interest method over the term of the note. As of March 31, 2010 and June 30, 2009, a total of $10,781,153 and $17,955,637, respectively, remained unamortized for the beneficial conversion feature.

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

Under this accounting standard, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the nine months ended March 31, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

VAT on sales and VAT on purchases amounted to approximately $4,347,000 and $924,000 for the three months ended March 31, 2010, respectively, and approximately $4,372,000 and $712,000 for the three months ended March 31, 2009, respectively. VAT on sales and VAT on purchases amounted to approximately $11,583,000 and $2,662,000, respectively, for the nine months ended March 31, 2010, respectively, and approximately $14,659,000 and $1,867,000, respectively, for the nine months ended March 31, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to approximately $146,000 and $153,000, respectively, for the three months ended March 31, 2010 and 2009, respectively. Shipping and handling costs amounted to approximately $411,000 and $405,000 for the nine months ended March 31, 2010 and 2009, respectively.

Advertising

Expenses incurred in the advertising of the Company and the Company’s products are charged to operations. Advertising expenses amounted to approximately $1,077,000 and $1,192,000 for the three months ended March 31, 2010 and 2009, respectively. Advertising expenses amounted to approximately $4,346,000 and $2,120,000 for the nine months ended March 31, 2010 and 2009, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development of the Company’s products, and fees paid to third parties to assist in such efforts.

Recent accounting pronouncements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This ASU did not have a material impact on the accompanying consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This ASU is effective for the Company for the fiscal year ending June 30, 2011, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. This ASU did not have a material impact on the accompanying consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This ASU did not have a material impact on the accompanying consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this ASU affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 Improving Disclosures about Fair Value Measurements. This ASU provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, or ASU 2010-09. This ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. This ASU was effective immediately upon issuance and was adopted in February 2010. The adoption of this ASU did not have a material impact on the accompaying consolidated financial statements.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009:

Basic earnings per share

	2010	2009

Net income for basic and diluted earnings per share	$15,184,266	$8,855,848

Weighted average shares used in basic computation	11,419,991	10,277,762
Earnings per share:
Basic	$1.33	$0.86

Diluted earnings (loss) per share

	2010	2009
Net income for basic earnings per share	$15,184,266	$8,855,848
Add: interest expense	2,753,645	522,600
Add: financing cost amortization	198,230	170,076
Add: note discount amortization	3,862,102	1,033,291
Subtract: unamortized financing cost at beginning of the period	(763,915)	(1,576,793)
Subtract: unamortized debt discount at beginning of the period	(20,945,255)	(30,853,722)
Net income (loss) for diluted earnings per share	$289,073	$(21,848,700)
Weighted average shares used in basic computation	11,419,991	10,277,762
Diluted effect of stock options and warrants	391,931	-
Diluted effect of convertible note	3,423,889	4,355,000
Weighted average shares used in diluted computation	15,235,811	14,632,762

Earnings (loss) per share:
Diluted	$0.02	$(1.49)

The following is a reconciliation of the basic and diluted earnings per share computations for the nine months ended March 31, 2010 and 2009:

Basic earnings per share

	2010	2009

Net income for basic earnings per share	$22,664,082	$17,388,546

Weighted average shares used in basic computation	10,965,346	9,937,189

Earnings per share – Basic	$2.07	$1.75

Diluted earnings (loss) per share

	2010	2009
Net income for basic earnings per share	$22,664,082	$17,388,546
Add: interest expense	3,744,360	1,595,935
Add: financing cost amortization	670,985	510,227
Add: note discount amortization	11,409,937	2,679,526
Subtract: unamortized financing cost at beginning of the period	(1,236,669)	(1,916,943)
Subtract: unamortized debt discount at beginning of the period	(28,493,090)	(32,499,957)
Net income (loss) for diluted earnings per share	$8,759,605	$(12,242,666)
Weighted average shares used in basic computation	10,965,346	9,937,189
Diluted effect of stock options and warrants	383,837	-
Diluted effect of convertible note	3,884,974	4,368,400
Weighted average shares used in diluted computation	15,234,156	14,305,589

Earnings (loss) per share:
Diluted	$0.57	$(0.86)

For the three and nine months ended March 31, 2010, 7,500 vested stock options with an average exercise price of $17.93 were not included in the diluted earnings per share calculation because of the anti-dilutive effect. For the three months and nine months ended March 31, 2009, 140,900 stock options and 2,275,000 warrants with average exercise prices of $4.93 and $9.65, respectively, were not included in the diluted earnings per share calculation because of the anti-dilutive effect.

Note 4 - Inventories

Inventories consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)
Raw materials	$1,468,420	$1,539,602
Work-in-process	-	55,992
Packing materials	573,401	483,297
Finished goods	1,326,487	1,198,303
Total	$3,368,308	$3,277,194

Note 5 - Plant and equipment

Plant and equipment consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)
Buildings and building improvements	$12,838,821	$12,798,375
Manufacturing equipment	2,771,754	2,603,114
Office equipment and furniture	180,407	291,061
Vehicles	478,044	477,396
Total	16,269,026	16,169,946
Less: Accumulated depreciation	(2,831,386)	(2,212,549)
Total	$13,437,640	$13,957,397

For the three months ended March 31, 2010 and 2009, depreciation expense amounted to approximately $225,000 and $174,000, respectively. For the nine months ended March 31, 2010 and 2009, depreciation expense amounted to approximately $616,000 and $464,000, respectively.

Note 6 - Intangible assets

Intangible assets consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)
Land use rights	$28,243,871	$11,245,938
Patents	4,943,790	4,937,050
Customer lists and customer relationships	1,125,114	1,123,580
Trade secrets, formulas and manufacture process know-how	1,026,900	1,025,500
Licenses	23,399	23,368
Total	35,363,074	18,355,436
Less: Accumulated amortization	(2,510,869)	(1,314,255)
Total	$32,852,205	$17,041,181

Amortization expense for the three months ended March 31, 2010 and 2009 amounted to approximately $391,000, and $225,000, respectively. Amortization expense for the nine months ended March 31, 2010 and 2009 amounted to approximately $1,194,000 and $372,000, respectively.

The following table summarizes the amortization expense for the next five years and thereafter:

Years ending June 30	Amount
2010	$391,254
2011	1,524,689
2012	1,517,354
2013	1,517,354
2014 and thereafter	27,901,554
Total	$32,852,205

Note 7 - Debt

Short term bank loan

Short term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. The Company’s short term bank loan consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)
Loan from Communication Bank; due December 2010 and 2009; interest rate of 6.16% and 6.37% per annum; monthly interest payment; guaranteed by related party, Jiangbo Chinese-Western Pharmacy.	$2,200,500	$2,197,500
Total	$2,200,500	$2,197,500

Interest expense related to the short term bank loan amounted to approximately $37,000 and $22,000 for three months ended March 31, 2010 and 2009, respectively. Interest expense related to the short term bank loan amounted to approximately $73,000 and $81,000 for the nine months ended March 31, 2010 and 2009, respectively.

Notes Payable

Notes payable represents amounts due to a bank which are secured and typically renewed. All notes payable are secured by the Company’s restricted cash. The Company’s notes payables consist of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)
Commercial Bank, various amounts, non-interest bearing, due from January 2010 to June 2010; 100% of restricted cash deposited	$11,523,285	$7,325,000
Total	$11,523,285	$7,325,000

Note 8 - Related party transactions

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Company’s Chief Executive Officer and other majority shareholders. For the three months ended March 31, 2010 and 2009, the Company recorded other income of approximately $81,000 and $77,000 from leasing the two buildings to this related party. For the nine months ended March 31, 2010 and 2009, the Company recorded other income of approximately $242,000 and $313,000 from leasing the two buildings to this related party.  As of March 31, 2010 and June 30, 2009, amount due from this related party was approximately $242,000 and $0, respectively.

Other payables - related parties

Other payables-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.

Other payables - related parties consisted of the following:

	March 31,	June 30,
	2010	2009
	(Unaudited)
Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board	$901,029	$184,435

Payable to Haibo Xu, Director	33,688	33,688

Payable to Elsa Sung, Chief Financial Officer	11,744	18,333

Payable to John Wang, Director	5,000	2,500

Total other payable - related parties	$951,461	$238,956

Note 9 – Concentration of major customers, suppliers, and products

For the three months ended March 31, 2010 and 2009, sales from four products accounted for 99.8% and 98.8%, respectively, of the Company’s total sales.  For the nine months ended March 31, 2010 and 2009, the four products accounted for 99.4% and 98.7%, respectively, of the Company’s total sales.

For the three months ended March 31, 2010 and 2009, one customer accounted for approximately 10.7% and 7.9%, respectively, of the Company's total revenue. For the nine months ended March 31, 2010 and 2009, the customer accounted for approximately 10.2% and 6.1%, respectively, of the Company's total revenue. The customer represented 11.1% and 4.3% of the Company's total accounts receivable as of March 31, 2010 and June 30, 2009, respectively.

For the three months ended March 31, 2010 and 2009, three suppliers accounted for approximately 65.7% and 47.8%, respectively, of the Company's purchases. For the nine months ended March 31, 2010 and 2009, three suppliers accounted for approximately 61.7% and 65.7%, respectively, of the Company's purchases. These three suppliers represented 10.0% and 57.63% of the Company's total accounts payable as of March 31, 2010 and June 30, 2009, respectively.

 Note 10 - Taxes payable

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for U.S. income taxes has been made as the Company had no U.S. taxable income during the nine months ended March 31, 2010 and 2009.

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

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the nine months ended March 31, 2010 and 2009:

	2010	2009
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
China income tax exemptions	-	-
Other items(a)	2.5%	0.0%
Total provision for income taxes	27.5%	25.0%

(a) The 2.5% and 0.0% represent the expenses incurred by the Company that are not deductible for PRC income tax purpose for the nine months ended March 31, 2010 and 2009 respectively.

Taxes payable

The following table reflects taxes payable as of:

	March 31,	June 30,
	2010	2009
	(Unaudited)
Value added taxes	$1,211,408	$4,090,492
Income taxes	3,436,575	6,689,199
Other taxes	304,373	468,535
Total	$4,952,356	$11,248,226

Note 11 - Convertible Debt

November 2007 Convertible Debentures

On November 7, 2007, the Company entered into a Securities Purchase Agreement (the “November 2007 Purchase Agreement”) with Pope Investments, LLC (“Pope”) (the “November 2007 Investor”). Pursuant to the November 2007 Purchase Agreement, the Company issued and sold to the November 2007 Investor, $5,000,000 principal amount of 6% convertible subordinated debentures due November 30, 2010 (the “November 2007 Debenture”) and a three-year warrant to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share, exercisable at $12.80 per share, subject to adjustments as provided therein. The November 2007 Debenture bears interest at the rate of 6% per annum and the initial conversion price of the debentures is $10 per share. In connection with the offering, the Company placed in escrow 500,000 shares of its common stock.  As of March 31, 2010, the 500,000 shares are still in escrow.  In connection with the May 2008 financing, the November 2007 Debenture conversion price was subsequently adjusted to $8 per share (Post 40-to-1 reverse split).

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

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debentures. For the three months ended March 31, 2010 and 2009, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $24,876 and $29,533, respectively. For the nine months ended March 31, 2010 and 2009, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $102,951 and $88,602, respectively. The amortization of debt issuance costs has been included in interest expense. The remaining balance of unamortized debt issuance costs of the November 2007 Purchase Agreement at March 31, 2010 and June 30, 2009 was $56,204 and $159,155, respectively. The amortization of debt discounts was $436,202 and $219,362, respectively, for the three months ended March 31, 2010 and 2009. The amortization of debt discounts was $1,830,624 and $539,278, respectively, for the nine months ended March 31, 2010 and 2009, respectively. The amortization of debt discount has been included in interest expense on the accompanying consolidated statements of income. The balance of the debt discount was $1,806,453 and $3,637,077 at March 31, 2010 and June 30, 2009, respectively.

The November 2007 Debenture bears interest at the rate of 6% per annum, payable in semi-annual installments on May 31 and November 30 of each year, with the first interest payment due on May 31, 2008. The initial conversion price (“November 2007 Conversion Price”) of the November 2007 Debentures was $10 per share. If the Company issues common stock at a price that is less than the effective November 2007 Conversion Price, or common stock equivalents with an exercise or conversion price less than the then effective November 2007 Conversion Price, the November 2007 Conversion Price of the November 2007 Debenture and the exercise price of the warrants will be reduced to such price. The November 2007 Debenture may not be prepaid without the prior written consent of the Holder, as defined. In connection with the Offering, the Company placed in escrow 500,000 shares of common stock issued by the Company in the name of the escrow agent. In the event the Company’s consolidated Net Income Per Share (as defined in the November 2007 Purchase Agreement), for the year ended June 30, 2008, is less than $1.52, the escrow agent shall deliver the 500,000 shares to the November 2007 Investor. The Company determined that its fiscal 2008 Net Income Per Share met the required amount and no shares were delivered to the November 2007 Investor. As of March 31, 2010, the 500,000 shares are still in escrow.

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

During the nine months ended March 31, 2010, the Company issued 125,000 shares of its common stock upon conversion of $1,000,000 November 2007 convertible debt. As of March 31, 2010, a total of $1,000,000 November 2007 debenture has been converted into common shares.

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

The May 2008 Notes are due May 30, 2011, and are convertible into shares of the Company’s common stock at a conversion price equal to $8 per share, subject to adjustments pursuant to customary anti-dilution provisions and automatic downward adjustments in the event of certain sales or issuances by the Company of common stock at a price per share less than $8. Interest on the outstanding principal balance of the May 2008 Notes is payable at a rate of 6% per annum, in semi-annual installments payable on November 30 and May 30 of each year, with the first interest payment due on November 30, 2008. At any time after the issuance of the May 2008 Note, any May 2008 Investor may convert its May 2008 Notes, in whole or in part, into shares of the Company’s common stock, provided that such May 2008 Investor shall not affect any conversion if immediately after such conversion, such May 2008 Investor and its affiliates would, in the aggregate, beneficially own more than 9.99% of the Company’s outstanding common stock. The May 2008 Notes are convertible at the option of the Company if the following four conditions are met: (i) effectiveness of a registration statement with respect to the shares of the Company’s common stock underlying the May 2008 Notes and the Warrants; (ii) the Volume Weighted Average Price (“VWAP” of the common stock has been equal to or greater than 250% of the conversion price, as adjusted, for 20 consecutive trading days on its principal trading market; (iii) the average dollar trading volume of the common stock exceeds $500,000 on its principal trading market for the same 20 days; and (iv) the Company achieves 2008 Guaranteed EBT (as hereinafter defined) and 2009 Guaranteed EBT (as hereinafter defined). A holder of the May 2008 Notes may require the Company to redeem all or a portion of such May 2008 Notes for cash at a redemption price as set forth in the May 2008 Notes, in the event of a change in control of the Company, an event of default or if any governmental agency in the PRC challenges or takes action that would adversely affect the transactions contemplated by the Securities Purchase Agreement. The May 2008 Warrants are exercisable for a five-year period, beginning on May 30, 2008, at an initial exercise price of $10 per share.

The Company estimated the intrinsic value of the beneficial conversion feature of the May 2008 Note at $19,111,323. The fair value of the warrants was estimated at $10,888,677. The two amounts are recorded together as debt discount and amortized using the effective interest method over the three-year term of the debentures.

The fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.2%), (2) expected warrant life of 5 years, (3) expected volatility of 95%, and (4) zero expected dividends. The total estimated fair value of the warrants granted and beneficial conversion feature of the May 2008 Notes should not exceed the $30,000,000 debenture, and the calculated warrant value was used to determine the allocation between the fair value of the beneficial conversion feature of the May 2008 debenture and the fair value of the warrants.

In connection with the private placement, the Company paid the placement agents a fee of $1,500,000 and incurred other expenses of $186,500, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the notes. During the three months ended March 31, 2010 and 2009, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $173,355 and $140,541, respectively. During the nine months ended March 31, 2010 and 2009, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $557,532 and $421,625, respectively. The remaining balance of unamortized debt issuance costs of the May 2008 Purchase Agreement at March 31, 2010 and June 30, 2009 was $509,479 and $1,077,513, respectively. The amortization of debt discounts was $3,425,900 and $813,929 for the three months ended March 31, 2010 and 2009, and was $9,579,312 and $2,140,247 for the nine months ended March 31, 2010 and 2009 respectively, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the unamortized debt discount was $15,276,700 and $24,856,012 at March 31, 2010 and June 30, 2009, respectively.

In connection with the May 2008 Financing, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”) dated May 30, 2008, with the May 2008 Investors and Loeb & Loeb LLP, as Escrow Agent, pursuant to which $4,000,000 of the May 2008 Purchase Price was deposited into an escrow account with the Escrow Agent at the closing of the Financing. Pursuant to the terms of the Holdback Escrow Agreement, (i) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than 120 days following the closing of the Financing of an obligation that the board of directors be comprised of at least five members (at least two of whom are to be fluent English speakers who possess necessary experience to serve as a director of a public company), a majority of whom will be independent directors acceptable to Pope and (ii) $2,000,000 of the escrowed funds will be released to the Company upon the Company’s satisfaction no later than six months following the closing of the Financing of an obligation to hire a qualified full-time chief financial officer (as defined in the May 2008 Securities Purchase Agreement). In the event that either or both of these obligations are not so satisfied, the applicable portion of the escrowed funds will be released pro rata to the Investors. The Company has satisfied both requirements and the holdback money was released to the Company in July 2008.

In connection with the May 2008 Financing, Mr. Cao, the Company’s Chief Executive Officer and Chairman of the Board, placed 3,750,000 shares of common stock of the Company owned by him into an escrow account pursuant to a make good escrow agreement, dated May 30, 2008 (the “Make Good Escrow Agreement”). In the event that either (i) the Company’s adjusted 2008 earnings before taxes is less than $26,700,000 (“2008 Guaranteed EBT”) or (ii) the Company’s 2008 adjusted fully diluted earnings before taxes per share is less than $1.60 (“2008 Guaranteed Diluted EBT”), 1,500,000 of such shares (the “2008 Make Good Shares”) are to be released pro rata to the May 2008 Investors. In the event that either (i) the Company’s adjusted 2009 earnings before taxes is less than $38,400,000 (“2009 Guaranteed EBT”) or (ii) the Company’s adjusted fully diluted earnings before taxes per share is less than $2.32 (or $2.24 if the 500,000 shares of common stock held in escrow in connection with the November 2007 private placement have been released from escrow) (“2009 Guaranteed Diluted EBT”), 2,250,000 of such shares (the “2009 Make Good Shares”) are to be released pro rata to the May 2008 Investors. Should the Company successfully satisfy these respective financial milestones, the 2008 Make Good Shares and 2009 Make Good Shares will be returned to Mr. Cao. In addition, Mr. Cao is required to deliver shares of common stock owned by him to the Investors on a pro rata basis equal to the number of shares (the “Settlement Shares”) required to satisfy all costs and expenses associated with the settlement of all legal and other matters pertaining to the Company prior to or in connection with the completion of the Company’s October 2007 share exchange in accordance with formulas set forth in the May 2008 Securities Purchase Agreement (post 40-to-1 reverse split). The Company has determined that both thresholds for the years ended June 30, 2009 and June 30, 2008 have been met. The Make Good Shares have yet to be returned to Mr. Cao as of March 31, 2010.

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

During the nine months ended March 31, 2010, the Company issued 826,250 shares of its common stock upon conversion of $6,610,000 convertible debt. As of March 31, 2010, a total of $6,770,000 May 2008 Notes has been converted into common shares.

The above two convertible debenture liabilities are as follows:
	March 31, 2010	June 30, 2009
	(Unaudited)
November 2007 convertible debenture note payable	$4,000,000	$5,000,000
May 2008 convertible debenture note payable	23,230,000	29,840,000
Total convertible debenture note payable	27,230,000	34,840,000
Less: Unamortized discount on November 2007 convertible debenture note payable	(1,806,453)	(3,637,077)
Less: Unamortized discount on May 2008 convertible debenture note payable	(15,276,700)	(24,856,012)
Convertible debentures, net	$10,146,847	$6,346,911

Interest and Penalty

As a result of the delay in its ability to transfer cash out of PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company became delinquent on the payment of interests under the November 2007 Debentures and May 2008 Notes in December 2009. In February 2010, the Company and the majority November 2007 Debentures and May 2008 Notes holders entered to a waiver agreement regarding to the delinquent interest payment; the waiver agreement required the Company to make the delinquent interest payments by February 25, 2010 and to have its common stock listed on the Nasdaq Stock market on or prior to April 15, 2010. The Company was not able to meet the waiver letter requirements and has continued dialogue with the November 2007 Debentures and May 2008 Notes holders. As such, the Company’s related debt and warrants have been classified as current on the accompanying balance sheet as of March 31, 2010. As of March 31, 2010 and through the date of this filling, no formal event of default notice has been presented by the November 2007 Debentures and May 2008 Notes holders. Accrued interest and related interest penalty as of March 31, 2010 amounted to $3,958,836.

Note 12 - Shareholders’ equity

Common Stock

In July 2009, the Company issued 1,009 shares of common stock to a Company’s current director as part of his compensation for services. The Company valued these shares at the fair market value on the date of grant of $9.91 per share, or $10,000 in total, based on the trading price of common stock. For the nine months ended March 31, 2010, the Company recorded stock based compensation expense of $10,000 accordingly.

In August 2009, the Company issued 82,500 shares to Pope as interest payment for the interest due on May 30, 2009 on the November 2007 Debentures and the May 2008 Notes. The Company valued these shares at the fair market value on the date of grant of $11.81 per share based on the trading price of common stock, or $974,325 in total, of which $660,000 was recorded as interest expense for the year ended June 30, 2009 and $314,325 was recorded as additional interest expense in the nine months ended March 31, 2010.

In August 2009, the Company issued 82,500 shares of its common stock to Pope, the majority holder of the Company’s November 2007 Debentures and May 2008 Notes. As a result of the delay in its ability to transfer cash out of the PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company was delinquent on the payment of interests under the November 2007 Debentures and May 2008 Notes Due on May 30, 2009.  On August 10, 2009, the Company and Pope entered into a Letter Agreement (the “Letter Agreement”). Pursuant to the Letter Agreement, Pope (i) agreed to waive  the Events of Default (as defined in the November 2007 Debentures and May 2008 Notes) that have occurred as a result of the Company’s failure to timely make interest payments on the November 2007 Debentures and May 2008 Notes that were due and payable on May 30, 2009, and agreed not to provide written notice to the Company with respect to the occurrence of either of such Events of Default provided that the Company has made such interest payment to the holders of the November 2007 Debentures and the holders of the May 2008 Notes  (ii) agreed that in lieu of payment of the $660,000 in cash interest with respect to the Pope Notes that was due and payable to Pope on May 30, 2009, that the Company shall issue to Pope on or prior to August 17, 2009, 82,500 shares (the “Shares”) of its Common Stock (such payment shall be referred to herein as the “Special Interest Payment”), and (iii) waived each and every applicable provision of the 2007 Purchase Agreement, the 2008 Securities Purchase Agreement (including, without limitation Section 4.17 (Right of First Refusal) and 4.21(c) (Additional Negative Covenants of the Company), the November 2007 Debentures and the May 2008 Notes, each to the extent necessary in order to permit the Company to make the Special Interest Payment. The Company valued the 82,500 shares at the fair market value on the date of issuance of $11.81 and recorded additional $314,325 interest expense accordingly.

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

In January 2010, the Company issued 301,250 shares of its common stock in connection with the conversions of $2,410,000 of convertible debt. In connection with the conversion, the Company recorded $1,822,111 of interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures. In connection with one of the conversions, the Company issued 577 shares of its common stock for the final interest payment. The Company valued the 577 shares at the fair market value on the date of issuance of $11.40 per share and recorded $6,429 interest expense in total.

In March 2010, the Company issued 1,143 shares of common stock to a Company’s current director as part of his compensation for services and 2,286 shares of common stock to a Company’s officer to pay off part of her accrued compensation. The Company valued these shares at the fair market value on the date of grant of $8.75 per share, or $30,000 in total, based on the trading price of common stock. For the nine months ended March 31, 2010, the Company recorded stock based compensation expense of $10,000 and reduced $20,000 of other payable-related parties accordingly.

Registered capital contribution receivable

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown in capital contribution receivable on the accompanying consolidated financial statements. As part of its agreements with shareholders, the Company was to receive the entire $10,000 in October 2007. As of March 31, 2010, the Company has not received the $10,000.

Union Well was established on May 9, 2007, with a registered capital of $1,000. In connection with Karmoya’s acquisition of Union Well, the registered capital of $1,000 is reflected as capital contribution receivable on the accompanying consolidated financial statements. The $1,000 was due in October 2007, however, as of March 31, 2010, the Company has not received the $1,000.

Note 13 - Warrants

In connection with the $5,000,000 November 2007 Debenture, the Company issued a three-year warrant to purchase 250,000 shares of common stock, at an exercise price of $12.80 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 3 years, (3) expected volatility of 197%, and (4) zero expected dividends. In connection with the May 2008 financing, the exercise price of outstanding warrants issued in November 2007 was reduced to $8 per share and the total number of warrants to purchase common stock was increased to 400,000.

In connection with the $30,000,000 May 2008 Notes, the Company issued a five-year warrant to purchase 1,875,000 shares of common stock, at an exercise price of $10 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 5 years, (3) expected volatility of 95%, and (4) zero expected dividends.

On February 15, 2009, the Company granted 40,000 stock warrants to a consultant at an exercise price of $6.00 per share exercisable for a period of three years. The warrants fully vest on July 15, 2009. The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) risk-free interest rate at the date of grant (1.83%), (2) expected warrant life of three years, (3) expected volatility of 106%, and (4) zero expected dividends. In connection with these warrants, the Company recorded stock-based compensation expense of $126,616 for the nine months ended March 31, 2010.

A summary of the warrants as of March 31, 2010, and changes during the period are presented below:

Number of warrants
Outstanding as of June 30, 2008	2,349,085
Granted	40,000
Forfeited	(74,085)
Exercised	-
Outstanding as of June 30, 2009	2,315,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2010 (unaudited)	2,315,000

The following is a summary of the status of warrants outstanding at March 31, 2010:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life (Years)	Average Exercise Price	Number	Average Remaining Contractual Life (Years)
$6.00	40,000	1.88	$6.00	40,000	1.88
$8.00	400,000	0.58	$8.00	400,000	0.58
$10.00	1,875,000	3.17	$10.00	1,875,000	3.17
Total	2,315,000			2,315,000

The Company has 2,315,000 warrants outstanding and exercisable at an average exercise price of $9.58 per share as of March 31, 2010.

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

On June 10, 2008, 7,500 options were granted and the fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

					Grant Date
	Expected	Expected	Dividend	Risk Free	Average Fair
	Life	Volatility	Yield	Interest Rate	Value
Current officer	5 years	95%	0%	2.51%	$8.00

As of March 31, 2010, of the 7,500 options held by the Company’s executives, directors, and employees, are fully vested.

The following is a summary of the option activity:

Number of options
Outstanding as of June 30, 2008	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2010 (unaudited)	140,900

Following is a summary of the status of options outstanding at March 31, 2010:

Outstanding options			Exercisable options
Average Exercise Price	Number	Average Remaining Contractual Life (years)	Average Exercise Price	Number	Average Remaining Contractual Life (years)
$4.20	133,400	0.50	$4.20	133,400	0.50
$12.00	2,000	2.95	$12.00	2,000	2.95
$16.00	1,750	2.95	$16.00	1,750	2.95
$20.00	1,875	2.95	$20.00	1,875	2.95
$24.00	1,875	2.95	$24.00	1,875	2.95
$4.93	140,900		$4.93	140,900

For the nine months ended March 31, 2010 and 2009, the company recorded stock-based compensation expense of $8,848 and $43,000 related to those options. At March 31, 2010 and June 30, 2009, there was $0 and $8,488 total unrecognized compensation expense related to unvested share-based compensation arrangements for these options.

Note 15 - Employee pension

The employee pension in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the three months ended March 31, 2010 and 2009, the Company made pension contributions in the amount of $28,096 and $37,003, respectively. For the nine months ended March 31, 2010 and 2009, the Company made pension contributions in the amount of $58,368 and $109,466, respectively.

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

Note 17 - Accumulated other comprehensive income

The components of accumulated other comprehensive income is as follows:

Balance, June 30, 2008	$7,700,905
Foreign currency translation gain	336,927
Unrealized loss on marketable securities	(1,514,230)
Balance, June 30, 2009	$6,523,602
Foreign currency translation gain (loss)	197,393
Unrealized gain on marketable securities	88,535
Balance, March 31, 2010 (unaudited)	$6,809,530

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

For the three months ended March 31, 2010 and 2009, approximately $1,093,000 and $1,099,000, respectively was incurred as research and development expense. For the nine months ended March 31, 2010 and 2009, approximately $3,299,000 and $3,295,000, respectively was incurred as research and development expense. As of March 31, 2010, the Company’s future estimated payments to those two CRADAs amounted to approximately $6.7 million.

Legal proceedings

The Company is involved in various legal matters arising in the ordinary course of business. The following summarizes the Company’s pending legal proceeding as of March 31, 2010:

China West II, LLC and Genesis Technology Group, Inc., n/k/a Jiangbo Pharmaceuticals, Inc. (Arbitration)

In April 2010, China West II, LLC (“CW II”) filed a Demand For Arbitration with the American Arbitration Association the case of  CW II and Genesis Technology Group, Inc. n/k/a Jiangbo Pharmaceuticals, Inc. In that matter, CW II seeks repayment and interest of a $190,000 promissory note dated August 3, 2007 made by Genesis Equity Partners II LLC (“GEP”), a subsidiary of the Company prior to the October 2007 reverse merger, and guaranteed by the Company. The Company believes the promissory note has been paid in full by members of GEP and CWII’s demand is without merit and plans to vigorously defend its position. As of the date of these consolidated financial statements, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit.

Note 19- Subsequent event

In April 2010, the Company issued 43,750 shares of its common stock in connection with the conversion of $350,000 of May 2008 Convertible Debentures.

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of Jiangbo Pharmaceuticals, Inc. for the three months and nine months ended March 31, 2010 and 2009 should be read in conjunction with Jiangbo’s financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, and Cautionary Notice Regarding Forward-Looking Statements in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expec t,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of three months and nine months ended March 31, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of total net sales ($ in thousands):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2010	% of Revenue	2009	% of Revenue	2010	% of Revenue	2009	% of Revenue
SALES	$25,571	100.0%	$25,726	100.0%	$68,135	100.0%	$85,991	99.7%

SALES- RELATED PARTY	-	-%	-	-%	-	-%	244	0.3%

COST OF SALES	6,974	27.3%	6,854	26.6%	17,902	26.3%	19,705	22.8%

COST OF SALES- RELATED PARTIES	-	-%	-	-%	-	-%	55	0.1%

GROSS PROFIT	18,597	72.7%	18,872	73.4%	50,233	73.7%	66,476	77.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,799	14.9%	4,477	17.40%	13,400	19.7%	31,112	36.1%

RESEARCH AND DEVELOPMENT	1,093	4.30%	1,099	4.3%	3,299	4.8%	3,295	3.8%

INCOME FROM OPERATIONS	13,704	53.6%	13,296	51.7%	33,534	49.2%	32,069	37.2%

OTHER (INCOME) EXPENSES, NET	(5,020	(19.6)%	1,137	4.4%	2,252	3.3%	6,587	7.6%

INCOME BEFORE PROVISION FOR INCOME TAXES	18,724	73.2%	12,159	47.3%	31,282	45.9%	25,482	29.5%

PROVISION FOR INCOME TAXES	3,540	13.8%	3,303	12.8%	8,618	12.6%	8,093	9.4%

NET INCOME	15,184	59.4%	8,856	34.4%	22,664	33.3%	17,389	20.2%

OTHER COMPREHENSIVE INCOME (LOSS)	33	0.1%	(401)	(1.6)%	286	0.4%	(1,770	(2.1)%

COMPREHENSIVE INCOME	15,217	59.5%	8,455	32.9%	22,950	33.7%	15,619	18.1%

REVENUES. Revenues by product categories were as follows: ($ in thousands)
	Nine Months Ended March 31,		Increase/	Increase
Product	2010	2009	(Decrease)	(Decrease)
Western pharmaceutical medicines	$45,158	$57,794	$(12,636)	(21.9	) %
Chinese traditional medicines	22,977	28,441	(5,464)	(19.2	) %
TOTAL	$68,135	$86,235	$(18,100)	(21.0	) %

	Three Months Ended March 31,		Increase/	Increase/
Product	2010	2009	(Decrease)	(Decrease)
Western pharmaceutical medicines	$17,416	$16,012	$1,404	8.8%
Chinese traditional medicines	8,155	9,714	(1,559)	(16.0	) %
TOTAL	$25,571	$25,726	$(155)	(0.6	) %

REVENUE . During the nine months ended March 31, 2010, we had revenues of $68.1 million as compared to revenues of $86.2 million for the nine months ended March 31, 2009, a decrease of $18.1 million or approximately 21.0%. While the quantities sold for Clarithromycin Sustained-released tablets and Radix Isatidis granules increased in the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009, we had an overall decrease in the total revenue in the nine months ended March 31, 2010. The overall decrease was primarily attributable to the decrease of the per unit sales price by an average of 26% for Clarithromycin Sustained-released tablets, Itopride Hydrochloride granules and Baobaole chewable tables in July 2009 through December 2009 as compared to the same period in the prior year. Starting in January 2009, we restructured our distribution and sales system to sell our products primarily through 28 large independent regional distributors and lowered the per unit prices of the three major products to the distributors; at the same time, we significantly reduced the commission paid to our sales representatives on those products by 80% to 83%. Additionally, we also experienced a decrease in sales volumes for Itopride Hydrochloride granules and Baobaole chewable tables.

For the three months ended March 31, 2010, we had revenues of $25.6 million which is consistent with the revenues of $25.7 million for the three months ended March 31, 2009.  For the three months ended March 31, 2010, the increased revenue generated from Clarithromycin Sustained-released tablets and Radix Isatidis granules was largely offset by the decrease in revenue generated from Itopride Hydrochloride granules and Baobaole chewable tables. Although our major products are facing increasing market competition from similar products included in the National Basic Medical Insurance, the Company’s management will continue to reinforce its sales efforts and we expect our revenue will continue to improve for the remainder of the year.

COST OF SALES by product categories were as follows: ($ in thousands)

	Nine Months Ended March 31,		Increase/	Increase/
Product	2010	2009	(Decrease)	(Decrease)
Western pharmaceutical medicines	$12,699	$14,243	$(1,544)	(10.8	) %
Chinese traditional medicines	5,203	5,517	(314)	(5.7	) %
TOTAL	$17,902	$19,760	$(1,858)	(9.4	) %

	Nine Months Ended March 31,		Increase/	Increase/
Product	2010	2009	(Decrease)	(Decrease)
Western pharmaceutical medicines	$4,986	$4,729	$257	5.4%
Chinese traditional medicines	1,988	2,125	(137)	(6.4	) %
TOTAL	$6,974	$6,854	$120	1.8%

Cost of sales for the nine months ended March 31, 2010 decreased $1.8 million or 9.4%, from $19.8 million for the nine months ended March 31, 2009 to $17.9 million for the nine months ended March 31, 2010. The decrease in cost of sales and cost of sales - related parties for the nine months ended March 31, 2010 was primarily due to decrease in Itopride Hydrochloride granules and Baobaole chewable tables, two products with lower costs, quantities sold and partially offset by the increase in the quantities sold for Clarithromycin Sustained-released tablets and Radix Isatidis granules.

For the three months ended March 31, 2010, cost of sales increased $0.1 million or 1.8%, from $6.9 million for the three months ended March 31, 2009 to $7.0 million for the three months ended March 31, 2010. The slight increase in cost of sales for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was due to more Clarithromycin Sustained-released tablets and Radix Isatidis granules which have higher product costs, being sold.

The overall cost of sales as a percentage of net revenue for the nine months ended March 31, 2010, was approximately 26.3% as compared to 22.9% for the nine months ended March 31, 2009, and 27.3% for the three months ended March 31, 2010 as compared to 26.6% the three months ended March 31, 2009.

GROSS PROFIT by product categories as a percentage of sales were as follows:

	Nine Months Ended		Increase/
	March 31		(Decrease)
Product	2010	2009
Western pharmaceutical medicines	71.88%	75.36%	(3.48	) %
Chinese traditional medicines	77.36%	80.60%	(3.24	) %

	Three Months Ended		Increase/
	March 31,		(Decrease)
Product	2010	2009
Western pharmaceutical medicines	72.9%	70.5%	2.4%
Chinese traditional medicines	76.9%	78.1%	(1.2	) %

Gross profit was $50.2 million for the nine months ended March 31, 2010, as compared to $66.5 million for the nine months ended March 31, 2009, and $18.6 million for the three months ended March 31, 2010, as compared to $18.9 million for the three months ended March 31, 2009, representing gross margins of approximately 73.7% and 77.1% for the nine months ended March 31, 2010 and 2009, and 72.7% and 73.4% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the gross profit for the periods ended March 31, 2010 was primarily due to the lower unit price charged as a result of the sales network restructure mentioned above and more products with lower margin were sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses totaled $13.4 million for the nine months ended March 31, 2010, as compared to $31.1 million for the nine months ended March 31, 2009, a decrease of $17.7 million or approximately 56.9%. Selling, general and administrative expenses totaled $3.8 million for the three months ended March 31, 2010, as compared to $4.5 million for the three months ended March 31, 2009, a decrease of $0.7 million or approximately 15.6% as summarized below ($ in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Advertisement, marketing and promotion	$1,077	$1,400	$4,346	$7,235
Travel and entertainment - sales related	104	129	371	1,441
Salaries, wages, commissions and related benefits	1,926	2,022	5,397	19,860
Travel and entertainment - non sales related	19	41	126	171
Depreciation and amortization	492	399	1,437	836
Shipping and handling	147	153	411	405
Other	34	333	1,312	1,164
Total	$3,799	$4,477	$13,400	$31,112

The changes in these expenses during the third quarter and first nine months of fiscal year 2010, as compared to the corresponding periods in 2009 included the following:

•
A decrease of $0.3 million or approximately 23.1% in advertisement, marketing and promotion spending for the third quarter of fiscal 2010 and a decrease of $2.8 million or 39.9% for the nine months ended March 31, 2010 of fiscal 2010 as compared to the corresponding period in fiscal 2009. The decrease in advertisement, marketing and promotion spending was primarily due to less marketing and promotion spending and better managed advertising and promotional costs in fiscal year 2010.

•
Travel and entertainment - sales related expenses remained materially consistent for the third quarter of fiscal 2010 as compared to the corresponding period in fiscal 2009 and decreased by $1.1 million or 74.3% for the nine months ended March 31, 2010 of fiscal 2010 as compared to the corresponding period in fiscal 2009. As a result of the distribution system restructuring, we rely more on the distributors to work with us to promote our products and the traveling and entertainment activities incurred by our sales representatives decreased accordingly.

•
Salaries, wages, commissions and related benefits decreased by $0.1 million or 4.7% during the third quarter of fiscal 2010 and decreased by $14.5 million or 72.8% during the nine months ended March 31, 2010 of fiscal 2010 as compared to the corresponding period of fiscal 2009. The slight decrease in the three months ended March 31, 2010 as compared to March 31, 2009 was primarily due to less salary expenses incurred for administrative staff.  The decrease in the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009 was primarily due to the significant decrease in commissions paid to our sales representatives. In connection with the sales restructuring in January 2009, we significantly reduced the commission paid to our sales representatives on the top three selling products by 80% to 83%.

•
Travel and entertainment - non sales related expenses decreased slightly for the third quarter of fiscal 2010 and the nine months ended March 31, 2010 of fiscal 2010 as compared to prior year corresponding period was primarily due to better expense spending controls in fiscal 2010.

•
Depreciation and amortization increased by $0.1 million or 23.3% during the third quarter of fiscal 2010 and increased by $0.6 million or 71.9% during the nine months ended March 31, 2010 of fiscal 2010 as compared to the corresponding period of fiscal 2009, primarily due to intangible assets acquired through Hongrui acquisition in February 2009 which started being amortized since then.

•	For the nine months ended March 31, 2010 and 2009 and for the three months ended March 31, 2010 and 2009, shipping and handling expenses remained materially consistent.

•
Other selling, general and administrative expenses, which include professional fees, utilities, office supplies and expenses decreased by $0.3 million or 89.8% for the third quarter of fiscal 2010 and increased by $ 0.1 million or 12.7% for the nine months ended March 31, 2010 of fiscal 2010 as compared to the corresponding period in fiscal 2009 primarily due to bad debt expenses recovery in the third quarter of fiscal 2010 and better spending controls.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of fees paid to third parties for research and development related activities conducted for the Company and cost of materials used and salaries paid for the development of the Company’s products, totaled $3.3 million for the nine months ended March 31, 2010, materially consistent with the nine months ended March 31, 2009.  Research and development costs totaled $1.1 million for the three months ended March 31, 2010, materially consistent with the three months ended March 31, 2009. Research and development expenses mainly related two R&D cooperative agreements which obligated us to make monthly payments to the designated university/institute research and development projects, plus expenses incurred.

OTHER (INCOME) EXPENSES. Our other expenses consisted of financial expenses, change in fair value of derivative liabilities and other non-operating expenses (income). We had other expenses of $2.3 million for the nine months ended March 31, 2010 as compared to other expenses $6.6 million for the nine months ended Marh 31, 2009, a decrease of $4.3 million or approximately 65.2%. For the three months ended March 31, 2010, we had other income of $5.0 million as compared to $1.1 million other expense for the three months ended March 31, 2009, an increase of $6.1 million in income or 554.5%. The decrease in other expense for the nine months ended March 31, 2010 was primarily due to the gain in change of fair value of derivative liabilities of $13.5 million, decrease in realized and unrealized loss on trading marketable securities of $0.8 million and decrease in loss from discontinued operations of $1.5 million, and partially offset by increase in interest expenses, the debt discount amortization expense and financing cost amortization related to our financing in November 2007 and May 2008 of $11.4 million. The increase in other income for the three months ended March 31, 2010 was attributed by the gain in change of fair value of derivative liabilities of $11.6 million and partially offset by increase in interest expenses, debt discount amortization expense and financing cost amortization related to our financing in November 2007 and May 2008 of $5.4 million.

NET INCOME. Our net income for the nine months ended March 31, 2010 was $22.7 million as compared to $17.4 million for the nine months ended March 31, 2009, an increase of $5.3 million or 30.5%. The net income for the three months ended March 31, 2010 was $15.2 million as compared to $8.9 million for the three months ended March 31, 2009, an increase of $6.3 million or 71.5%.  The increase in net come for the three and nine months ended March 31, 2010 as compared to the three and nine months ended March 31, 2009 was due to the increase in our income from operations and significantly reduced other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended March 31, 2010 was $8.5 million as compared to net cash provided by operating activities of $41.1 million for the nine months ended March 31, 2009. The decrease in cash provided by operating activities is primarily attributable to a change in fair value of derivative liabilities of $13.5 million,  an increase in  accounts receivable and accounts receivable-related parties of $8.8 million, a decrease in accounts payable of $3.9 million and a decrease in taxes payable of $6.3 million and partially offset by add back of amortization of debt discount of $11.4 million and decrease in accrued liabilities of $3.3 million.

Net cash used in investing activities for the nine months ended March 31, 2010 was $16.5 million, and was mainly attributable to purchase of land use right for future factory expansion of $17 million.

We did not have any cash provided by or used in financing activities for the nine months ended March 31, 2010. We had a change in restricted cash of $4.2 million, payments for bank loans of $2.2 million, and principal payments on notes payable of $15.0 million and offset by proceeds from notes payable of $19.2 million and proceeds from bank loans of $2.2 million. Net cash provided by financing activities was $1.4 million for the nine months ended March 31, 2009 and was primarily attributable to decrease in restricted cash of $4.1 million, proceeds from bank loans of $2.2 million and offset by decrease on notes payable of $2.2 million and the principal payments on short term bank loans of $2.8 million.

We reported a net decrease in cash for the nine months ended March 31, 2010 of $7.9 million as compared to a net increase in cash of $34.1 million for the nine months ended March 31, 2009.

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At March 31, 2010, the majority of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital requirements in the U.S. The Company’s management is currently evaluating the situation. Our working capital position is $77.7 million at March 31, 2010 and $99.8 million at June 30, 2009. The decrease in working capital at March 31, 2010 was primarily due to decrease in cash of $7.9 million increase in derivative liabilities of $20.1 million, increase in notes payable of 4.2 million, increase in accrued liabilities of $2.6 million and the reclassification of convertible debentures from long term to short term liabilities of $10.1 million and offset by the increase in restricted cash of $4.2 million, increase in net accounts receivable of $8.4 million, decrease in accounts payable of $3.9 million, , decrease in refundable security deposits due to distributors of $1.0 million, decrease in liabilities assumed from reorganization of $1.0 million and decrease in taxes payable of $6.3 million.

We anticipate that our working capital requirements may increase as a result of our anticipated business expansion plan, potential increases in the price of our raw materials, competition and our relationship with suppliers or customers. We believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our present anticipated future cash needs for at least the next 12 months. We may, however, require additional cash resources due to foreign currency exchange restrictions imposed by the P.R.C. government, changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

Risk Factors

Interest Rates. Our exposure to market risk for changes in interest rates primarily relates to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2010, we had approximately $108.0 million in cash and cash equivalent and restricted cash. A hypothetical 2% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statements of shareholders’ equity. We recorded net foreign currency gains (loss) of approximately $0.2 million and $0.4 million for the nine months ended March 31, 2010 and 2009, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB and Euros, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

Related Party Transactions

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Company’s Chief Executive Officer and other majority shareholders. For the three months ended March 31, 2010 and 2009, the Company recorded other income of approximately $81,000 and $77,000 from leasing the two buildings to this related party. For the nine months ended March 31, 2010 and 2009, the Company recorded other income of approximately $242,000 and $313,000 from leasing the two buildings to this related party.  As of March 31, 2010 and June 30, 2009, amount due from this related party was approximately $242,000 and $0, respectively.

Other payables - related parties

Other payables-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.

Other payables - related parties consisted of the following:

	March 31,	June 30,
	2010	2009
	(Unaudited)
Payable to Cao Wubo, Chief Executive Officer and Chairman of the Board	$901,029	$184,435

Payable to Haibo Xu, Director	33,688	33,688

Payable to Elsa Sung, Chief Financial Officer	11,744	18,333

Payable to John Wang, Director	5,000	2,500

Total other payable - related parties	$951,461	$238,956

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

Recent Accounting Pronouncements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This ASU did not have a material impact on its consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of such date, the Company‘s disclosure controls and procedures were not effective for the following two reasons:

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

2.
We plan on involving both internal accounting and operations personnel and outside consultants with U.S. GAAP technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction. During the nine months ended March 31, 2010, we have continued working with our outside internal control consultants; a reputable independent accounting firm has been engaged as internal control consultants to provide advice and assistance on improving our internal controls. The internal control consultants have begun working with our internal audit department to implement new policies and procedures within the financial reporting process with adequate review and approval procedures.

3.
We have continued to evaluate the internal audit function in relation to the Company’s financial resources and requirements. During the nine months ended March 31, 2010, our staff from the internal audit department has started working with our internal control consultants and our accounting staff to evaluate the Company’s current internal control over financial reporting process. To the extent possible, we will provide necessary trainings to our internal audit staff and implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to insure that the foregoing do not become material weaknesses. We plan to fully implement the above remediation plan by September 30, 2010.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements, nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

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

PART II

Item 1. Legal Proceedings

The Company is involved in various legal matters arising in the ordinary course of business. The following summarizes the Company’s pending  legal proceedings as of March 31, 2010:

China West II, LLC and Genesis Technology Group, Inc., n/k/a Jiangbo Pharmaceuticals, Inc. (Arbitration)

In April 2010, China West II, LLC (“CW II”) filed a Demand For Arbitration with the American Arbitration Association the case of  CW II and Genesis Technology Group, Inc. n/k/a Jiangbo Pharmaceuticals, Inc. In that matter, CW II seeks repayment and interest of a $190,000 promissory note dated August 3, 2007 made by Genesis Equity Partners II LLC (“GEP”), a subsidiary of the Company prior to the October 2007 reverse merger, and guaranteed by the Company. The Company believes the promissory note has been paid in full by members of GEP and CWII’s demand is without merit and plans to vigorously defend its position. As of the date of these consolidated financial statements, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2010, the Company issued 301,250 shares of its common stock in connection with the conversions of $2,410,000 of convertible debt. In connection with the conversion, the Company recorded $1,822,111 of interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures. In connection with one of the conversions, the Company issued 577 shares of its common stock for the final interest payment. The Company valued the 577 shares at the fair market value on the date of issuance of $11.4 per share and recorded $ 6,429 interest expense in total. Each of the recipients of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

In March 2010, the Company issued 1,143 shares of common stock to a Company’s current director, Mr. John Wang as part of his compensation for services and 2,286 shares of common stock to a Company’s officer, Ms. Elsa Sung to pay off part of her accrued compensation. The Company valued these shares at the fair market value on the date of grant of $8.75 per share, or $30,000 in total, based on the trading price of common stock. For the nine months ended March 31, 2010, the Company recorded stock based compensation expense of $10,000 and reduced $20,000 of other payable-related parties accordingly. The recipient of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

Item 3. Defaults Upon Senior Securities

As a result of the delay in its ability to transfer cash out of PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company became delinquent on the payment of interest under the 6% Convertible Subordinated Debenture of the Company dated November 6, 2007 (the “2007 Notes”) and the 6% Convertible Notes of the Company dated May 30, 2008 (collectively, the “2008 Notes”) in December 2009.

On February 15, 2010, the Company and Pope Investments LLC (“Pope”) entered into a Letter Agreement (the “Letter Agreement”), whereby Pope agreed (i) to waive certain provisions set forth in the Securities Purchase Agreement, by and between the Company and Pope Asset Management LLC, dated as of November 6, 2007 (the “2007 Securities Purchase Agreement”) with respect to the 2007 Notes, and (ii) to waive certain provisions set forth in the Securities Purchase Agreement, by and between the Company and the investors who are parties thereto (collectively, the “Investors”), dated as of May 30, 2008 (the “2008 Securities Purchase Agreement”) with respect to the “2008 Notes. Pope is the holder of $4,000,000 principal amount of the 2007 Notes and the holder of $15,000,000 aggregate principal amount of 2008 Notes.

Pursuant to the Letter Agreement, Pope (i) agreed to waive until February 25, 2010 the Events of Default (as defined in the 2007 Notes and 2008 Notes) that have occurred as a result of the Company’s failure to timely make interest payments on the 2007 Notes and 2008 Notes that were due and payable on November 30, 2009, and agreed not to provide written notice to the Company with respect to the occurrence of either of such Events of Default provided that the Company has made such interest payment to the holders of the 2007 Notes and the holders of the 2008 Notes on or prior to February 25, 2010. If the interest payments are not made by February 25, 2010, all rights and remedies of the holders of the 2007 Notes and the holders of the 2008 Notes , as set forth  in the 2007 Securities Purchase Agreement , the 2008 Securities Purchase Agreements, the 2007 Notes and the 2008 Notes, respectively, shall remain in full force and effect as if the Letter Agreement had not been executed.  The Company was unable to make the required interest payments by February 25, 2010 due to continued difficulties encountered in obtaining approvals for converting RMB into USD and transfering cash out of P.R.C., and, to date, remains unable to make these payments. The Company has continued dialogue with the holders of the 2007 Notes and the 2008 Notes. To date, no acceleration notice has been received by the Company from the holders of the 2007 Notes or the 2008 Notes. Accrued interest and related interest penalties with respect to the 2007 Notes and the 2008 Notes as of March 31, 2010 amounted to $3,958,836.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1
Contract for Transfer of State-Owned Construction Land Use Right by and between Laiyang Jiangbo Pharmaceuticals, Co., Ltd. and the Land and Resources Bureau of Laiyang City, dated October 27, 2009. (1)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1) Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on March 18, 2010 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JIANGBO PHARMACEUTICALS, INC.
Date: May 17, 2010	By:	/s/ Cao Wubo
Cao Wubo Chief Executive Officer and President