Form 10-K
period 2010-06-30
Jiangbo Pharmaceuticals, Inc.
filed 2010-09-28
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-86347

JIANGBO PHARMACEUTICALS, INC.
(Name of small business issuer in its charter)

Florida	65-1130026
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 Haihe Road, Laiyang Economic Development Zone,
Laiyang City, Yantai, Shandong Province, People’s Republic of China 265200
(Address of principle executive offices)

(0086) 535-7282997
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Name of each exchange on which registered: NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting companies in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on December 31, 2009 as reported on the OTC Bulletin Board was approximately $69.3 million (6,298,038 shares at $11). Approximately 4,872,000 shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock on September 24, 2010 was 12,639,302.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as relate to our doing business within the People's Republic of China. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Description of Business—Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

As a result of the Corporate Name Change, our stock symbol changed to "JGBO" with the opening of trading on May 12, 2009 on the OTCBB. Our common stock commenced trading on The Nasdaq Global Market under the symbol “JGBO” on June 8, 2010.

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

LAIYANG JIANGBO PHARMACEUTICAL CO., LTD.

As discussed above, our operations are conducted through Laiyang Jiangbo Pharmaceutical Co., Ltd. (“Laiyang Jiangbo”) a limited liability company headquartered in the PRC and organized under the laws of PRC (“ Laiyang Jiangbo”). Laiyang Jiangbo was organized on August 18, 2003, and its fiscal year end is June 30.

PRINCIPAL PRODUCTS OR SERVICES

Laiyang Jiangbo is engaged in research, development, production, marketing and sales of pharmaceutical products. It is located in East China in an Economic Development Zone in Laiyang City, Shandong province, and is one of the major pharmaceutical companies in China producing tablets, capsules, granules, syrup , mixture, pillselectuary and oral solution for both Western medical drugs and Chinese herbal-based medical drugs. Approximately 33.3% of its current products are Chinese herbal-based drugs and 66.7% are Western medical drugs.  Laiyang Jiangbo has several certificates of Good Manufacturing Practices for Pharmaceutical Products (“GMP”) issued by the Shandong State Drug Administration (“SDA”) and currently produces thirteen types of drugs.

            Laiyang Jiangbo’s top four products in fiscal year 2010 include Clarithromycin sustained-release tablets, Itopride Hydrochloride granules, Baobaole Chewable tablets and Radix Isatidis Disperable tablets and they accounted for approximately 99.6% of the Company’s total revenue in fiscal year 2010.

Drug Development and Production

Development and production of pharmaceutical products is Laiyang Jiangbo’s largest and most profitable business. Its principal pharmaceutical products include:

Western Pharmaceutical Products

Clarithromycin sustained-release tablets

Clarithromycin sustained-release tablets, Chinese Drug Approval Number H20052746, is semi-synthetic antibiotics for curing Clarithromycin sensitive microorganism infections. Laiyang Jiangbo is one of only two domestic Chinese pharmaceutical companies that has the technology to manufacture and actively produce and sell this drug. The Company’s sales of this drug were approximately RMB271.5 million (US $39.98 million) with gross margin over 67.7% in fiscal year 2010, with approximately 45% of the market share in China for this type of drug.

Clarithromycin is the second generation of macrolide antibiotic and replaces the older generation of Erythromycin. Clarithromycin first entered the pharmaceutical market in Ireland in 1989, and as of 2007, it is one of thirty medicines which generate the greatest sales revenue all over the world. Chemically, Clarithromycin has a wider antimicrobial spectrum and longer duration of acid resistance. Its activity is 2 to 4 times better than Erythromycin, but the toxicity is 2-12 times lower. The product was in its growth period in 2007 and 2008 and entered into its maturity in later part of fiscal year 2008. The Company anticipates the product will stay in the maturity period through fiscal year 2011 and gradually enters into its declining period starting in later part of fiscal year 2011. During the growth period, the product had an over 35% annual sales growth. The Company expects the annual sales for this product to remain materially consistent with minimal growth in its maturity. Once Clarithromycin reaches its declining period, the sale of this product may experience up to 10-12% decline on an annual basis. Factors such as extended Chinese SFDA approval time might extend this product’s life in its maturity as it will be less likely for other similar products and new competitors to enter into the market. If Clarithromycin is distributed in more Chinese provincial or national drug reimbursement lists, it is likely that the market share for this product will increase. In the event that the Chinese government imposes pricing control on this product, the profit margin on this product may decrease and as a result, the net profit generated from this product may decline accordingly.

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

Itopride Hydrochloride granules

Itopride Hydrochloride granules, Chinese Drug Approval Number H20050932, is a stomach and intestinal drug for curing digestive system-related diseases. The Company’s sales for this drug reached RMB 170.3 million (US $25.0 million) with gross margin over 82.3% in the fiscal year 2010, and the Company has approximately 8-10% of the market share in China for this type of drug. This product is widely regarded for its pharmacological properties, i.e., rapid absorption, positive clinical effects, and few side effects. Based on clinical observation, it has been shown that Itopride Hydrochloride granules can improve 95.1% of gastrointestinal indigestion symptoms.

Itopride Hydrochloride granules are the fourth generation of gastrointestinal double dynamic medicines, which are used for curing most symptoms due to functional indigestion. The older generations are Metoclopramide Paspertin, Domperidone and Cisapride.

Itopride Hydrochloride granules are SDA-approved and entered the PRC pharmaceutical market in June 2005. Since 2005, Laiyang Jiangbo has seized the opportunity presented by this product by rapidly establishing a domestic sales network and developing the market for this product. The product was in its growth period in 2006 and 2007 and entered into its maturity in 2008. The Company anticipates the product will stay in the maturity period through 2010 and gradually enters into its declining period starting in fiscal year 2011. During the growth period, the product had average 10 to 15% annual sales growth. Once the product enters into its maturity, the Company expects the sales for this product will remain flat with minimal growth. As the product enters into its declining period, the product sales may experience up to 20% decline on an annual basis.  Factors such as extended Chinese SFDA approval time might extend this product’s life in its maturity as it will be less likely for new competitors to enter into the market. If Itopride Hydrochloride is distributed in more Chinese provincial or national drug reimbursement lists, it is likely that the market share for this product will increase. In the event that the Chinese government imposes pricing control on this product, the profit margin on this product may decrease and as a result, the net profit generated from this product may decline accordingly.

The Company currently faces the competition from two other famous stomach medicines, namely Dompendone Tablets and Vitamin U Belladonna and Aluminum Capsules II. The Company plans to continue utilizing its nationwide sales network in China to strength its sales effort for this product and the goal is to maintain the current market share and profit margin for this product.

Ciprofloxacin Hydrochloride tablets

Ciprofloxacin Hydrochloride tablets, Chinese Drug Approval Number H37022737, is an antibiotic drug used to cure infection caused by bacteria. Although the Company generated more than 50% of its revenue from this product in the fiscal year 2004, as other companies entered into the production market, the Company began experiencing a significant decrease in sales and profits from this product in the fiscal year 2007. The drug accounted for less than 1% of the Company’s revenue in the fiscal year 2010. The drug is included in the recently announced China’s Essential Drug List. As both the sales volume and profit are thin for this product, the Company is not actively promoting this product and only continues to produce Ciprofloxacin Hydrochloride tablets to support the Company’s product variety and brand name.

Paracetamol tablets

Paracetamol tablets, Chinese Drug Approval Number H37022733, is a nonprescription anti-inflammatory  and analgesic drug, mainly used for relief of fever, headache, and joint pain. The Company’s sale for this drug was less than 1% of the total revenue in the fiscal year 2010. Paracetamol tablets are one of PRC’s national A-level Medicare medicines. This product was commercially launched in the Chinese market in July 2004. The drug is included in the recently announced China’s Essential Drug List. As the sales volume and profit both significantly decreased in recent years, the Company will only produce this product under customers’ special requests.

Felodipine Sustained Release Tablets

Felodipine Sustain Release Tablets, Chinese Drug Approval Number YBH01622010, is a prescription Dihydropyridine calcium channel antagonist and used to treat hypertension and patient with angina. It provides extended release of Felodipine.  There are six manufactures in China currently approved to manufacture the drug. The Company recently received FDA approval on this product in August 2010 and started manufacturing the product in September 2010.

The Company anticipates generating $8 million to $12 million USD in revenue from this product in the first twelve months of launching and continuing annual growth rate at 10-15% through fiscal year 2013. The drug is expected to enter into its maturity in fiscal year 2014 and approaching its declining period by late fiscal year 2015. The Company plans to selectively work with large scale independent distributors to promote and market this drug throughout China and strengthen the product and brand-name recognition among local hospitals and doctors.

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

The Company’s sales for Baobaole Chewable tablets was approximately RMB 127.4 million (US$18.7 million) with gross margin over 80.9% in the fiscal year 2010. The product quickly went through its growth period in fiscal year 2008 and 2009 and entered into its declining period in the fiscal year 2010. The Company expects the sales for this product may experience up to 12-15% decline on an annual basis and the profit margin may decrease up to 10% during its declining period. Factors such as extended Chinese SFDA approval time might extend this product’s life in its maturity as it will be less likely for new competitors to enter into the market.

The Company intends to strengthen its sales effort for this product and focus on reducing the product’s declining sales.

Radix Isatidis Disperable Tablet

Radix Isatidis Disperable Tablets, Chinese Drug Approval Number Z20080142, nonprescription Traditional Chinese Medicine, is used to cure virus influenza and sour throat. It clears away heat, detoxifies and promote pharynx. Laiyang Jiangbo is the only company that owns the product’s manufacturing technology in China. The research study indicates Radix Isatidisthe’s ingredients included Indole, hapoxanthineuraci, quina-alkaloids, amino acid, etc., have anti-inflammation and anti-virus effects.  The Company’s sales for this drug was approximately RMB 92.0 million (US$13.5 million) with gross margin over 73.6% in 2010.

Compared with similar existing Radix Isatidis products, Radix Isatidis Disperable Tablet utilizes the new disperable tablet formula, which is convenient to take and fast to dissolve. It is also easy to absorb and has high stability. The product was first commercially launched in October 2008 and the market demand for this product has continued to grow since. The product has quickly entered into its maturity in fiscal year 2010 and the Company anticipates the product sales will maintain at its current level with approximately 2-5% decline through the fiscal year 2013. The Company plans to continue promoting this drug through advertising and various promotional activities and believes that these activities will strengthen the product and brand-name recognition, a major driver of the historical popularity of the drug.

Laiyang Pear Cough Syrup

Laiyang Pear Cough Syrup helps relieve coughs arising from colds and other illnesses. Market feedback has shown that children like its fresh pear taste. The Company plans to promote Laiyang Pear Couch Syrup through direct-to-consumer advertising, including television commercial campaigns. We believe that these advertisements will strengthen our brand loyalty, a major driver of the historical popularity of the drug. The Company obtained this product through the acquisition of Shandong Hongrui Pharmaceutical Factory (“Hongrui”) completed in February 2009. Due to the full revamped construction work on Hongrui started in December 2009, the Company had minimal sales generated from this product in fiscal year 2010. As the Company expects to have Hongrui restart its production in October 2010 and the product will start generating revenue accordingly. Laiyang Pear Cough Syrup is a generic drug and faces strong market competition, the Company anticipates the annual revenue from this product to be insignificant to the total revenue.

Kang Gu Sui Yan Pian

Kang Gu Sui Yan Pian (osteomyelitis treatment tablets) is used to treat bone and bone marrow inflammations.  It is a 100% herb-based traditional Chinese medicine. Most osteomyelitis patients currently use chemical drugs such as antibiotics for treatment which may develop drug resistance if the chemical drugs are taken over a long period of time. Chronic patients are also likely to need surgery which is a less preferable treatment for patients in China. Laiyang Jiangbos’ osteomyelitis tablets offer an alternative mild treatment and was clinically tested to be effective in treating long term osteomyelitis problems. Laiyang Jiangbo is the exclusive manufacturer of this product in China. The Company obtained this product through the acquisition of Shandong Hongrui Pharmaceutical Factory (“Hongrui”) completed in February 2009. Due to the full revamped construction work on Hongrui started in December 2009, the Company had minimal sales generated from this product in fiscal year 2010. The Company expects to have Hongrui restart its production in October 2010 and the product is expected to start generating revenue accordingly.

Gan Mao Zhi Ke Ke Li

Gan Mao Zhi Ke Ke Li, an antipyretic and antitussive granule that helps to relieve cold and flu symptoms such as fever, headache, rhinocleisis, cough, throat pain and phlegm. It is used in a large number of China's hospitals and clinics and is popular with consumers. The drug is included in the recently announced China’s Essential Drug List and more hospitals and clinics are expect to carry this product, making it even more widely available to consumers and more consumers to be reimbursed for the cost of purchasing this product. The Company obtained this product through the acquisition of Shandong Hongrui Pharmaceutical Factory (“Hongrui”) completed in February 2009. Due to the full revamped construction work on Hongrui started in December 2009, the Company had minimal sales generated from this product in fiscal year 2010. The Company expects to have Hongrui restart its production in October 2010 and the product is expected to start generating revenue accordingly. Gan Mao Zhi Ke Ke Li is a generic drug and faces strong market competition, the Company anticipates the annual revenue generate from this product to be insignificant to the total revenue.

Yi Mu Cao Gao

Yi Mu Cao Gao , is used to treat dysmenorrhoea, oligminorrhea and postpartum abdominal pain. The drug is included in the recently announced China’s Essential Drug List and more hospitals and clinics are expect to carry this product, making it even more widely available to consumers and more consumers to be reimbursed for the cost of purchasing this product. The Company obtained this product through the acquisition of Shandong Hongrui Pharmaceutical Factory (“Hongrui”) completed in February 2009. Due to the full revamped construction work on Hongrui started in December 2009, the Company had minimal sales generated from this product in fiscal year 2010. The Company expects to have Hongrui restart its production in October 2010 and the product is expected to start generating revenue accordingly. Yi Mu Cao Gao is a generic drug and faces strong market competition, the Company anticipates the annual revenue generate from this product to be insignificant to the total revenue.

Ban Lan Gen Ke Li

Ban Lan Gen Ke Li is an herbal-based traditional Chinese medicine used to cure viral influenza. The drug is included in the recently announced China’s Essential Drug List and more hospitals and clinics are expect to carry this product, making it even more widely available to consumers and more consumers to be reimbursed for the cost of purchasing this product. The Company obtained this product through the acquisition of Shandong Hongrui Pharmaceutical Factory (“Hongrui”) completed in February 2009. Due to the full revamped construction work on Hongrui started in December 2009, the Company had minimal sales generated from this product in fiscal year 2010. The Company expects to have Hongrui restart its production in October 2010 and the product is expected to start generating revenue accordingly. Ban Lan Gen Ke Li is a generic drug and faces strong market competition, the Company anticipates the annual revenue generate from this product to be insignificant to the total revenue.

Gan Mao Zhi Ke Tang Jiang

Gan Mao Zhi Ke Tang Jiang is a syrup that helps relieve cold and flu symptoms such as fever, headache, rhinocleisis, cough, throat pain and phlegm. The drug is included in the recently announced China’s Essential Drug List and more hospitals and clinics are expect to carry this product, making it even more widely available to consumers and more consumers to be reimbursed for the cost of purchasing this product. The Company obtained this product through the acquisition of Shandong Hongrui Pharmaceutical Factory (“Hongrui”) completed in February 2009. Due to the full revamped construction work on Hongrui started in December 2009, the Company had minimal sales generated from this product in fiscal year 2010. The Company expects to have Hongrui restart its production in October 2010 and the product is expected to start generating revenue accordingly. Gan Mao Zhi Ke Tang Jiang is a generic drug and faces strong market competition. The Company anticipates the annual revenue generate from this product to be insignificant to the total revenue.

New Compound Foliumisatidis Tablets

New Compound Foliumisatidis Tablet addresses influenza symptoms and includes both western chemical ingredients and traditional Chinese herbs. This is a well known generic drug for Chinese family. The Company obtained this product through the acquisition of Shandong Hongrui Pharmaceutical Factory (“Hongrui”) completed in February 2009. Due to the full revamped construction work on Hongrui started in December 2009, the Company had minimal sales generated from this product in fiscal year 2010. As the market competition for this product has became severe and the gross margin has been reduced in the past few years, the Company has decided to postpone the production on this product until the market condition changes.

Other than the commercialized products mentioned above, we have a portfolio of 15 approved over-the-counter Chinese herb based pharmaceutical products that have not been commercially launched.

RESEARCH AND DEVELOPMENT

For the fiscal year ended June 30, 2010, Laiyang Jiangbo spent approximately US$4.4 million or approximately 4.5% of its fiscal year 2010 revenue on research and development of products. For the fiscal year ended June 30, 2009, Laiyang Jiangbo spent approximately US$4.4 million or approximately 3.7% of its fiscal year 2009 revenue on research and development of various pharmaceutical products.

Laiyang Jiangbo places emphasis on product research and development and maintains strategic relationships with several research institutions in PRC developing new drugs, such as Pharmaceutical Institute of Shandong University and the Institute of Microbiology (Chinese Academy of Sciences). The Company currently has two Cooperative Research and Development Agreements (the “CRDAs”) with the two research institutions and the following is a summary of the material terms of each of the two CRDAs:

Pharmaceutical Institute of Shandong University (the “University”) Cooperative Research and Development Agreement

Laiyang Jiangbo entered into a three year CRDA with the University in September 2007. The agreement provides that Laiyang Jiangbo will pay  RMB 24,000,000 (approximately US$3.5 million) plus various expenses incurred by the University for servicing Laiyang Jiangbo to the University annually and provide internship opportunities for students of the University and in exchange the University agreed (i)  to provide technical services, establish projects to develop new products with Laiyang Jiangbo, (ii) to train technical personnel for Laiyang Jiangbo, and (iii) actively apply for related scientific and technological funding with Laiyang Jiangbo. Laiyang Jiangbo will have the primary ownership of the designated research and development project results.

Institute of Microbiology (Chinese Academy of Sciences) (the “Institute”) Cooperative Research and Development Agreement

Laiyang Jiangbo entered into a five year CRDA with the Institute in November 2007.  The agreement provides that Laiyang Jiangbo will pay  RMB 6,000,000 (approximately US$879,000) to the Institute annually and bear enterprise related responsibilities during the  application process of various projects and  in exchange the Institute agreed (i)  to give Laiyang Jiangbo the priority to obtain the transferable technological achievement (ii) to train related technical staff for Laiyang Jiangbo (iii) to provide technical support and  solve problems encountered in Laiyang Jiangbo’s production process within the scientific research scope.

Laiyang Jiangbo also has strategic relationships with various other reputable research and development institutes in PRC developing new drugs.  However, except for the two CRDAs mentioned above, Laiyang Jiangbo has not entered into formal agreements with other research institutions. The strategic relationships with various non-contracted research institutions are primarily built and maintained by frequent visits and correspondences with the research institutions to share knowledge and expertise on topics such as technology, industrial standards and regulations and market feasibility. These relationships help to ensure that Laiyang Jiangbo maintains a continuing pipeline of high quality drugs into the future.

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

Laiyang Jiangbo conducts promotional marketing activities to publicize and enhance its image as well as to reinforce the recognition of its brand name including:

1.	publishing advertisements and articles in national as well as specialized and provincial newspapers, magazines, and in other media, including the Internet;

2.	participating in national meetings, seminars, symposiums, exhibitions for pharmaceutical and other related industries;

3.	organizing cooperative promotional activities with distributors; and

4.	sending direct mail to major physician offices and laboratories and academic conferences.

CUSTOMERS

Currently, Laiyang Jiangbo has over 1,200 terminal clients through distributors. Terminal clients are hospitals and medical institutions which purchase large supplies of pharmaceutical drugs as well as over the counter retail pharmacies.

 For the years ended June 30, 2010 and 2009, top two customers accounted for approximately 20.4% and 13.3% of the Company's sales, respectively. These two customers represented 19.2% and 16.2% of the Company’s total accounts receivable as of June 30, 2010 and 2009, respectively.

COMPETITION

As a pharmaceutical manufacturing and distribution company in PRC, we believe that we are well positioned to compete in the fast-developing Chinese pharmaceutical market with our strong brand, diverse product portfolio, established sales and marketing network and favorable cost structure. With approximately one-fifth of the world’s population and a fast-growing gross domestic product, China presents significant potential for the pharmaceutical industry. According to the Freedonia Group, the total pharmaceutical expenditure in China has been grown at 13.6% annually between 2005 and 2010. Such growth rate is significantly higher as compared to the rest of the world, where growth of the pharmaceutical industry is projected to be at a compound annual growth rate of 5.0% to 8.0% between 2004 and 2009 according to IMS Health. According to IMS forecasts, China will become the seventh largest pharmaceutical market in the world in 2009 and the second largest in 2020, with a market capacity of US$220 billion.

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

Our major competitors in China on individual product basis are Jiangsu Hengrui Pharmaceuticals (Clarithromycin sustained release tablets), Xi'an Yangsen (Itopride Hydrochloride Granules) and Jiangzhong Pharmaceuticals (Baobaole Chewable tablets), respectively. We are able to compete with Jiangsu Hengrui Pharmaceuticals because of our extensive sales network as well as flexible and favorable incentive policy. Compared with Motihium of Xi'an Yangsen, a gastro dynamic only drug, our Itopride Hydrochloride Granules has better efficacy due to its gastro-intestinal dynamic characteristic, higher security and less side effects. Referring to Children Jiangwei Xiaoshi Tablets of Jiangzhong Pharmaceutcials, our Baobaole Chewable tablet is able to significantly stimulate appetite and fundamentally nurse children's gastro-intestinal system. Also, it is very convenient for children to take. As such, we believe we have competitive advantages for those products.

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

GOVERNMENT REGULATION

General Regulations related to the pharmaceutical industry in the PRC

The Drug Administration Law of the PRC governs Laiyang Jiangbo and its products. The State Food & Drug Administration of the PRC regulates and implements PRC drug laws. As a developer, producer and distributor of medicinal products, we are subject to regulation and oversight by the SFDA and its provincial and local branches. The Law of the PRC on the Administration of Pharmaceuticals provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products. Its implementing regulations set forth detailed rules with respect to the administration of pharmaceuticals in China.  The quality and production control standards must be in compliance with PRC’s GMP requirements .  We are also subject to other PRC laws and regulations that are applicable to business operators, manufacturers and distributors in general.

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

Pharmaceutical Distribution. A distributor of pharmaceutical products in China must obtain a pharmaceutical operating permit from the relevant provincial or local SFDA branches. After the operating permit is obtained, the distributor must follow the Good Supply Practice (“GSP”) requirements to establish a complete quality assurance system included product management, personnel, equipments, purchasing, storage and sales processes. Distributors will have to apply for accreditation to the provincial FDA. The provincial FDA will engage experts to conduct on-side inspection in accordance with the standards of pharmaceutical quality management specifications. The GSP certification will be granted to the distributor after it passes the inspections and the GSP certificate is valid for 5 years. Pharmaceutical distributors must obtain Drug dealers must obtain operating permits and GSP certificate of drugs prior to starting the distribution. Otherwise, it is a violation of the Drug Administration Law and the distributor will be prosecuted accordingly.

Restrictions on Foreign Ownership of Pharmaceutical Wholesale and Retail Businesses in China. Chinese regulations on foreign investment currently permit foreign companies to establish or invest in wholly foreign-owned companies or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China.

Good Supply Practice Standards. The SFDA applies GSP standards, to all pharmaceutical wholesale and retail distributors to ensure the quality of distribution in China. The currently applicable GSP standards require pharmaceutical distributors to implement controls on the distribution of medicine, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. A certificate for GSP standards, or GSP certificate, is valid for five years.

Price Controls. The retail prices of prescription and over-the-counter medicines sold in China, primarily those included in the national and provincial medical insurance catalogs and those pharmaceutical products whose production or distribution are deemed to constitute monopolies, are subject to price controls in the form of fixed prices or price ceilings administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, and provincial price control authorities. The controls over the retail price of a medicine effectively set the limits for the wholesale price of that medicine. From time to time, the NDRC publishes and updates a national list of medicines that are subject to price control. Fixed prices and price ceilings on medicines are determined based on profit margins that the NDRC deems reasonable, the type and quality of the medicine, its production costs, the prices of substitute medicines and the extent of the manufacturer’s compliance with the applicable GMP standards. The NDRC directly regulates the price of some of the medicines on the list, and delegates the power to provincial price control authorities to regulate the remainder on the list. For those medicines under the authority of provincial price control authorities, each provincial price control authority regulates medicines manufactured by manufacturers registered in that province. Provincial price control authorities have the discretion to authorize price adjustments based on the local conditions and the level of local economic development. Only the manufacturer of a medicine may apply for an increase in the retail price of the medicine and it must apply either to the NDRC, if the price of the medicine is nationally regulated, or to the provincial price control authorities in the province where it is registered, if the price of the medicine is provincially regulated. For a provincially regulated medicine, when provincial price control authorities approve an application, they will file the new approved price with the NDRC for confirmation and thereafter the newly approved price will become binding and enforceable across China.

Tendering Requirement for Hospital Purchases of Medicines. Provincial and municipal government agencies such as provincial or municipal health departments also operate a mandatory tendering process for purchases by state-owned hospitals of a medicine included in provincial medicine catalogs. These government agencies organize a tendering process once every year in their province or city and typically invite manufacturers of provincial catalog medicines that are on the hospitals’ formularies and are in demand by these hospitals to participate in the tendering process. A government-approved committee consisting of physicians, experts and officials is delegated by these government agencies the power to review bids and select one or more medicines for the treatment of a particular medical condition. The selection is based on a number of factors, including bid price, quality and manufacturer’s reputation and service. The bidding price of a winning medicine will become the price required for purchases of that medicine by all state-owned hospitals in that province or city. The tendering requirement was first introduced in 2001 and has since been implemented across China. We understand that the level of present implementation of the tendering requirement varies among different provinces in China. We have dedicated staff responsible for the tendering work across the country.

Reimbursement under the National Medical Insurance Program. As of the end of 2009, approximately 401.7 million people were enrolled into the National Medical Insurance Program. The Ministry of Labor and Social Security, together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the National Medical Insurance Program, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A National Medical Insurance Program participant can be reimbursed for the full cost of a Tier 1 medicine and 80 to 90% of the cost of a Tier 2 medicine. Although it is designated as a national program, the implementation of the National Medical Insurance Program is delegated to various provincial governments, each of which has established its own medicine catalog. A provincial government must include all Tier 1 medicines listed in the national medicine catalog in its provincial medicine catalog, but may use its discretion based on its own selection criteria to add other medicines to, or exclude Tier 2 medicines listed in the national medicine catalog from, its provincial medicine catalog, so long as the combined numbers of the medicines added and excluded do not exceed 15% of the number of the Tier 2 medicines listed in the national catalog. In addition, provincial governments may use their discretion to upgrade a nationally classified Tier 2 medicine to Tier 1 in their provincial medicine catalogs, but may not downgrade a nationally classified Tier 1 medicine to Tier 2. The total amount of reimbursement for the cost of prescription and over-the-counter medicines, in addition to other medical expenses, for an individual program participant in a calendar year is capped at the amount in that participant’s individual account. The amount in a participant’s account varies, depending upon the amount of contributions from the participant and his or her employer. Generally, program participants who are from relatively wealthier eastern parts of China and relatively wealthier metropolitan centers have greater amounts in their individual accounts than those from less developed provinces.

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

After SAFE’s approval, Cao Wubo, Xun Guihong and Zhang Yihua became the majority owners of Karmoya International Ltd. on September 20, 2007.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Laiyang Jiangbo complies with the Environmental Protection Law of China as well as the applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. The cost for PRC environmental regulation compliance in u/ the past three fiscal years has been immaterial and mainly for the wastewater and industrial exhaust treatment in connection with its production facilities. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it will occur in the future, but no assurance can be given in this regard.

EMPLOYEES

Laiyang Jiangbo currently has 1,494 employees, including 82 administrative staff, 412 production crew, 440 full-time salespersons and 560 part-time salespersons. Majority of our administrative staff and production crew are represented by Laiyang City Jiangbo Pharmaceuticals Union, which is governed by the City of Laiyang. Laiyang Jiangbo has not experienced a work stoppage since inception and does not anticipate any work stoppage in the foreseeable future. Management believes that its relations with its employees and the union are good.

CORPORATE INFORMATION

Laiyang Jiangbo’s principal executive offices are located at 25 Haihe Road, Laiyang Economic Development Zone, Laiyang City, Yantai, Shandong Province, PRC 265200.

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

 .  terminates or suspends its agreement with us;

 .  causes delays;

 .  fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials;

 .  fails to adequately perform clinical trials;

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

Most of our drug products have been approved by the PRC's Food and Drug Administration (“SFDA”) but have not received patent protection. For instance, Clarithromycin sustained-release tablets, one of our most profitable products, are produced by other companies in China. If any other company were to obtain patent protection for Clarithromycin sustained-release tablets in China, or for any of our other drug products, it would have a material adverse effect on our revenue.

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

Our revenue is highly concentrated on four of our products.

Our top four products, which include Clarithromycin sustained-release tablets, Itopride Hydrochloride granules, Baobaole Chewable tablets and Radix Isatidis Disperable tablets generated approximately 99.6% of our total revenues in 2010 and 98% of our total revenues in 2009. We expect that these four products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

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

Mr. Cao Wubo, our Chairman, is also the Chairman of the Board of Directors and General Manager of Laiyang Jiangbo. Conflicts of interests between his duties to our company and Laiyang Jiangbo may arise. As Mr. Cao is a director and executive officer of our company, he has a duty of loyalty and care to us under Florida law when there are any potential conflicts of interests between our company and Laiyang Jiangbo. We cannot assure you, however, that when conflicts of interest arise, Mr. Cao will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Mr. Cao could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Mr. Cao, we would have to rely on legal proceedings, which could result in the disruption of our business.

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

We are a holding company incorporated in the State of Florida and do not have any assets or conduct any business operations other than our investments in our affiliated entity in China, Laiyang Jiangbo. As a result of our holding company structure, we rely entirely on payments from Laiyang Jiangbo under our contractual arrangements. The operating agreement signed between our 100% own subsidiary, Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd (“GJBT”) and Laiyang Jiangbo provides that Laiyang Jiangbo agrees to accept advices regarding corporate policy advise by GJBT in connection with Laiyang Jiangbo’s daily operations and financial management. Thus, Laiyang Jiangbo is obligated to accept our request to repatriate funds from Laiyang Jiangbo. However, as the PRC government  imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

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

Risks Related to Our Convertible Debentures and Convertible Notes

We are currently delinquent in the payment of interest under our 6% Convertible Debentures and our 6% Convertible Notes.

As a result of the delay in our ability to transfer cash out of the PRC, we became delinquent in the payment of interest on our 6% Convertible Subordinated Debentures dated November 6, 2007 (the “2007 Notes”) and our 6% Convertible Notes dated May 30, 2008 (the “2008 Notes”) in December 2009. We have been engaged in continuing discussions with the holder of the 2007 Notes and the holders of the 2008 Notes with respect to this payment delinquency. In addition, we have made and are continuing to make efforts to seek an adequate remedy to these payment delinquencies. However, to date, we have remained unable to make these payments. As of September 27. 2010, a total of $0.9 million in delinquent accrued interest and related penalties was owed to the holder of the 2007 Notes and a total of $4.1 million in delinquent accrued interest and related penalties was owed to the holders of the 2008 Notes. To date, no acceleration notice has been received by the Company from the holder of the 2007 Notes or the required holders of the 2008 Notes. However, there can be no assurance that the holder of the 2007 Notes and/or the required holders of the 2008 Notes will not deliver an acceleration notice to the Company in the future. As of September 27, 2010, $4 million aggregate principal amount of the 2007 Notes and $14.4 million aggregate principal amount of the 2008 Notes remained outstanding. In the event that the holder of the 2007 Notes and/or the required holders of the 2008 Notes deliver an acceleration notice with respect to the 2007 Notes and/or the 2008 Notes, such Notes will become immediately due and payable and there will be a cross-default with respect to the other series of Notes. In the event that we are unable to repay the 2007 Notes and/or the 2008 Notes, upon such an acceleration, we may be forced to seek protection under the United States Bankruptcy Code.

We are required to repay the 2007 Notes on or prior to November 7, 2010 and the 2008 Notes on or prior to May 30, 2011.

On November 7, 2010, we will be required to repay the then outstanding aggregate principal amount of the 2007 Notes, together with all accrued interest and penalties.  On May 30, 2011, we will be required to repay the then outstanding aggregate principal amount of the 2008 Notes, together with all accrued interest and penalties.  While we believe that we will be able to timely and successfully repay or refinance the 2007 Notes and the 2008 Notes, there can be no assurance that we will be able to do so.  In the event that we are unable to repay the 2007 Notes, when due, the required holders of the 2008 Notes may deliver an acceleration notice to the Company with respect to the 2008 Notes.  In the event that we are unable to timely repay the 2007 Notes and/or the 2008 Notes, we may be forced to seek protection under the United States Bankruptcy Code.

Risks Related to an Investment in Our  Common Stock

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

Our common shares have historically been sporadically or "thinly-traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

 Our principal shareholders and their affiliated entities own approximately 39% of our outstanding common shares, representing approximately 39% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of our company.

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

In conjunction with the issuance of the 2008 Notes, we issued Class A warrants to purchase, collectively, up to 1,875,000 shares of our common stock, subject to adjustment at an exercise price of $10 per share (the “2008 Warrants”). In conjunction with the issuance of the 2007 Notes, we issued, warrants to purchase, collectively, up to 400,000 shares of our common stock at an exercise price of $8 per share (the “2007 Warrants”). Any issuances of shares upon any exercise of these warrants will cause dilution in the interests of our shareholders. As of September 27, 2010, no shares of common stock had been issued in connection with the exercise of the 2008 Warrants and the exercise of the 2007 Warrants.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are  subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting. In addition, for issuers that are not “smaller reporting companies”, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting.  As of June 30, 2010, we were a smaller reporting company.  However, our status may change in the future.  In any case, our management may conclude that our internal controls over our financial reporting are not effective. Moreover, in the event that our status changes from that of a smaller reporting company and we are required to provide an auditor attestation report, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and other new rules subsequently implemented by SEC have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 25 Haihe Road, Laiyang Economic Development Zone,  Laiyang City, Yantai, Shandong Province, PRC 265200. We have developed two manufacturing complexes with approximately 24,000 square meters of production facilities, office, and garage space. Our total building area is approximately 15,000 square meters, our production workshop area is more than 6,000 square meters and our warehouses area is approximately 3,000 square meters. Those properties are built on two  lots totaling 78,706 square meters owned by us. Additionally, we also own 50 years of land use right for two lots located in Laiyang City through Laiyang Jiangbo with a total area of 652,544 square meters.

In October  2009, we acquired a land used right with additional 385,880 square meters from Laiyang Bureau of Land and Resources. The property is located in Laiyang Economic Development Zone, Laiyang City, Yantai, Shandong Province in China.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal matters arising in the ordinary course of business. After taking into consideration the Company’s legal counsel’s evaluation of such matters, the Company’s management is of the opinion that the outcome of these matters will not have a significant effect on the Company’s consolidated financial position as of June 30, 2010.

The following summarizes the Company’s pending legal proceedings as of June 30, 2010:

China West II, LLC and Genesis Technology Group, Inc., n/k/a Jiangbo Pharmaceuticals, Inc. (Arbitration)

In April 2010, China West II, LLC (“CW II”) filed a Demand For Arbitration with the American Arbitration Association the case of  CW II and Genesis Technology Group, Inc. n/k/a Jiangbo Pharmaceuticals, Inc. In that matter, CW II seeks repayment and interest of a $142,500 promissory note dated August 3, 2007 made by Genesis Equity Partners II LLC (“GEP”), a subsidiary of the Company prior to the October 2007 reverse merger, and guaranteed by the Company. The Company believes the promissory note has been paid in full by members of GEP and CWII’s demand is without merit and plans to vigorously defend its position. As of the date of these consolidated financial statements, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit.

PART II

Item 4. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “ JGBO” since June 8, 2010. The following table sets forth the price representing the range of high and low closing sale prices for our common stock as reported during the fiscal years ended June 30, 2009 and 2010.

	LOW	HIGH
2010
Quarter ended September 30, 2010*	$7.40	$10.98
Quarter ended June 30, 2010	$7.00	$11.10
Quarter ended March 31, 2010	$7.75	$14.09
Quarter ended December 31, 2009	$9.62	$14.14
Quarter ended September 30, 2009	$9.50	$14.25
2009
Quarter ended June 30, 2010	$3.75	$13.75
Quarter ended March 31, 2010	$8.5	$14.14
Quarter ended December 31, 2009	$10.01	$12.8
Quarter ended September 30, 2009	$9.8	$12.25

* Through September 24, 2010.

As of September 24, 2010, the closing sales price for shares of our common stock was $8.35 per share on the Nasdaq Global Market.

Holders

As of September 24, 2010, there were 955 registered shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent.  Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies. Our transfer agent is Computershare Trust Company, 350 Indiana Street, Suite #800, Golden, Colorado 80401, and its telephone number is (303) 262-0600.

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

In July 2009, the Company issued 1,009 shares of common stock to a director of the Company as part of his compensation for services. The Company valued these shares at the fair market value on the date of grant of $9.91 per share, or $10,000 in total, based on the trading price of common stock. For the year ended June 30, 2010, the Company recorded stock based compensation of $10,000 accordingly.

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

In April 2010, the Company issued 43,750 shares of its common stock in connection with the conversion of $350,000 of convertible debt.

In June 2010, the Company issued 125,000 shares of its common stock in connection with the conversion of $1,000,000 of convertible debt.

In June 2010, the Company issued 25,000 shares of common stock to a Company’s Chairman and then Chief Executive Officer as his compensation for annual bonus.

In June 2010, the Company’s Board approved to issue 33,250 shares of common stock to several of the Company’s directors and officers as their compensation for services and bonus pending on shareholders’ vote to approve an S-8 plan for employee incentive stock option plan.

Issuer Purchases of Equity Securities.

None.

ITEM 5. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of our consolidated financial condition and results of operations for the years ended June 30, 2010, 2009 and 2008, should be read in conjunction with our audited consolidated financial statements, including footnotes, and other information presented elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Item 1A. Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. When used in this section, "fiscal 2010" means our fiscal year ended June 30, 2010 and "fiscal 2009" means our fiscal year ended June 30, 2009.

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

FINANCIAL PERFORMANCE HIGHLIGHTS:

Net Revenues

	2010	2009	2008
Net Revenues (in '000)	$97,444	$117,388	$99,547
% change year over year	(17.0)%	17.9%	30.7%

Net revenues for fiscal 2010 of $97.4 million reflected a decrease of 17.0% over fiscal 2009 net revenues of $117.4 million. Our net revenues experienced 17.9% growth from fiscal 2008, $ 99.5 million, to fiscal 2009, $ 117.4 million.

Gross margin

	2010	2009	2008
Cost of Goods Sold (in '000)	$26,097	$27,909	$22,507
Gross Margin	73.2%	76.2%	77.4%

Gross margin decreased to 73.2% in 2010 compared with 76.2% in 2009 and 77.4% in 2008. This was primarily due to we reduced the per unit sales price as part of the effort to restructure our distribution and sales system in January 2009.

SG&A

	2010	2009	2008
SG&A (in ‘000)	$18,732	$35,316	$41,593
Percentage of Sales	19.2%	30.1%	41.8%

SG&A as a percentage of sales decreased to 19.2% in 2010 from 30.1% in 2009 and 41.8% in 2008, as a result of the restructuring our distribution and sales system to sell our products primarily through 26 large independent regional distributors and significantly reducing the commission paid to our sales representatives on those products.

Net income

	2010	2009	2008
Net income (in '000)	$29,850	$28,880	$22,451
net margin	30.6%	24.6%	22.6%

Net margin increased to 30.6% in 2010 from 24.6% in 2009 and 22.6% in 2008, primarily due to lower SG&A as a percentage of sales and gain in change in fair value of derivative liabilities and partially offset by significant increase in interest expense and amortization on debt discount in 2009.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of total net sales ($ in thousands):

	Year Ended June 30,	% of	Year Ended June 30,	% of	Year Ended June 30,	% of
	2010	Revenue	2009	Revenue	2008	Revenue
REVENUES	97,444	100.00%	117,144	99.79%	93,982	94.41%

REVENUES - RELATED PARTY	-	-%	244	0.21%	5,564	5.59%

COST OF REVENUES	26,097	26.8%	27,855	23.73%	21,073	21.17%

COST OF REVENUES-RELATED PARTIES	-	-%	54	0.05%	1,434	1.44%

GROSS PROFIT	71,347	73.2%	89,479	76.22%	77,040	77.39%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,732	19.2%	35,315	30.08%	41,593	41.78%

RESEARCH AND DEVELOPMENT	4,400	4.5%	4,395	3.74%	3,236	3.25%

INCOME FROM OPERATIONS	48,215	49.5%	49,769	42.40%	32,211	32.36%

OTHER EXPENSES(INCOME)	5,468	5.6%	8,108	6.91%	2,789	2.80%

INCOME BEFORE PROVISION FOR INCOME TAXES	42,747	43.9%	41,660	35.49%	29,422	29.56%

PROVISION FOR INCOME TAXES	12,896	13.2%	12,780	10.89%	6,971	7.00%

NET INCOME	29,850	30.6%	28,880	24.60%	22,451	22.56%

OTHER COMPREHENSIVE INCOME (LOSS)	1,093	(1.1)%	(1,177)	(1.00)%	6,554	6.58%

COMPREHENSIVE INCOME	$30,944	31.8%	$27,703	23.60%	$29,005	29.14%

Comparison of Years Ended June 30, 2010 and 2009

REVENUES. Revenues by product categories were as follows: ($ in thousands)

	Year Ended June 30,		Increase/	Increase/
Product	2010	2009	(Decrease)	(Decrease)
Western pharmaceutical medicines	$65,005	$75,814	$(10,809)	(14.3)%
Chinese traditional medicines	32,439	41,574	(9,135)	(22.0)%
TOTAL	$97,444	$117,388	$(19,944)	(17.0)%

During the year ended June 30, 2010, we had revenues from sales of $97.4 million as compared to revenues from sales of $117.4 million for the year ended June 30, 2009, a decrease of $19.9 million or approximately 17.0%. During the year ended June 30, 2010, we did not have any revenues from sales to related parties as compared to revenues from sales to related parties of $0.2 million for the year ended June 30, 2009. The decrease in total revenue was primarily attributable to our distribution and sales system restructure in January 2009.  As part of the effort to restructure our distribution and sales system to sell our products primarily through 28 large distributors starting in January 2009, we reduced the per unit sales price by an average of 25.6% for Clarithromycin Sustained-release tablets, Itopride Hydrochloride granules and Baobaole chewable tables. At the same, we reduced the commission paid to our sales representatives on those products to approximately 5%. Additionally, the units sold for Itopride Hydrochloride granules and Baobaole chewable tables also decreased by 15.2% and 28.6%, respectively. The decrease was partially offset by the increases in units sold of Clarithromycin Sustained release tablets by approximately 14.1% and Chinese traditional medicine Radix Isatidis Disperable Tablets by approximately 62.2% ( commercially launched in October 2008).

Although several of our major products have entered into their maturity, we believe we will be able to continue to maintain our sales at its current level. In September 2010, we have commercially launched our newly approved product Felodipine Sustained Release Tablets and we expect the product to be quickly accepted by the market. Additionally, we expect to have our Hongrui facility renovation work fully completed and GMP certified by October 2010 and relaunched several of the traditional Chinese medicines acquired from Hongrui. The recent Healthcare Reform program announced by the Chinese government will also have a real and significant impact on all healthcare related industries in China, including the pharmaceutical industry.

 COST OF REVENUES. Cost of revenues by product categories were as follows: ($ in thousands)

	Year Ended June 30,		Increase/	Increase/
Product	2010	2009	(Decrease)	(Decrease)
Western pharmaceutical medicines	$18,416	$19,426	$(1,010)	(5.2)%
Chinese traditional medicines	7,681	8,483	(802)	(9.5)%
TOTAL	$26,097	$27,909	$(1,812)	(6.5)%

Our cost of revenues for the year ended June 30, 2010 was 26.1 million. For the year ended June 30, 2009, cost of sales and cost of sales to related parties amounted to $27.9 million and $0.1 million, respectively. Total cost of sales for 2010 decreased $1.8 million or 6.5%, from $27.9 million for the year ended June 30, 2009 to $26.1 million for the year ended June 30, 2010. Cost of sales as a percentage of net revenue for the year ended June 30, 2010 is approximately 26.8%, compared to the year ended June 30, 2009 at approximately 23.8%. The decrease in cost of sales as a percentage of net revenue in fiscal 2010 was primarily attributable to the reduction in the per unit sales price due to our distribution and sales system restructuring effort in January 2010 and decrease in sales volume generated from higher margin products Itopride Hydrochloride granules and Baobaole chewable tablets mentioned above.

GROSS PROFIT. Gross profit was $71.3 million for the year ended June 30, 2010 as compared to $89.5 million for the year ended June 30, 2009, representing gross margins of approximately 73.2% and 76.2%, respectively. The decrease in the gross profit in fiscal 2010 was primarily due to the lower unit price charged as a result of sales net work restructure and decrease in sales volume generated from higher margin products Itopride Hydrochloride granules and Baobaole chewable tablets mentioned above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $18.8 million for the year ended June 30, 2010, as compared to $35.3 million for the year ended June 30, 2009, a decrease of approximately 46.8% as summarized below ($ in thousands):

	Years Ended June 30,
	2010	2009
Shipping and handling	$575	$576
Advertisement, marketing and promotion spending	5,566	7,573
Travel and entertainment- sales related	571	1,571
Depreciation and amortization	1,911	1,068
Salaries, commissions, wages and related benefits	8,171	22,229
Travel and entertainment- non sales related	178	274
Other	1,760	2,024
Total	$18,732	$35,315

The changes in these expenses during the year ended June 30, 2010, as compared to the corresponding period in 2009 included the following:

•	Shipping and handling expenses remained materially consistent in the year ended June 30, 2010 as compared to the corresponding period of fiscal 2009.

•
A decrease of $2.0 million or approximately 26.5% in advertising, marketing and promotional spending for the year ended June 30, 2010 was primarily due to less marketing and promotional spending and better managed advertising and promotional costs in fiscal year 2010.

•
Travel and entertainment -sales related expenses decreased by $1.0 million or approximately 63.7% for the year ended June 30, 2010 as compared to the corresponding period in fiscal 2009; as a result of the distribution system restricting, we rely more on the distributors to work with us to promote our products and the traveling and entertainment activities incurred by our sales representatives decreased accordingly.

•
Depreciation and amortization increased by $0.8 million or 78.9% for the year ended June 30, 2010 as compared to the corresponding period of fiscal 2009, primarily due to intangible assets acquired through Hongrui acquisition in February 2009 started being amortized since then.

•
Salaries, wages, commissions and related benefits decreased by $14.1 million or 63.2% for the year ended June 30, 2010 as compared to the corresponding period of fiscal 2009. The decrease was primarily because the significant decrease in commission paid to our sales representatives beginning in third quarter of 2009. In connection with the distribution and sales system restructuring, we reduced the commissions paid to our sales representatives to approximately 5% for the sale of our three major products; we reduced the commission paid to our sales representatives on these top three selling products by 80-83%.

•
The travel and entertainment -non sales related expenses for the year ended June 30, 2010 decreased by $0.1 million or 35.0% for the year ended June 30, 2010  as compared to the corresponding period of fiscal 2009 primarily de to better expense spending controls in fiscal 2010.

•
Other selling, general and administrative expenses, which includes professional fees, utilities, office supplies and expenses decreased by $0.3 million or 13.0% for the year ended June 30, 2010 as compared to the corresponding period in fiscal 2009 primarily due to less legal fees spending.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist fees paid to third parties for research and development related activities conducted for the Company and cost of material used and salaries paid for the development of the Company’s products, totaled $4.4 million for the year ended June 30, 2010, consistent with the $4.4 million for the year ended June 30, 2009.

OTHER EXPENSES. Our other expenses consisted of financial expense, change in fair value of derivative liabilities, gain/loss on trading securities, loss from discontinued operations, other non-operating expenses. We had net other expense of $5.5 million for the year ended June 30, 2010 as compared to net other expense of $8.1 million for the year ended June 30, 2009, a decrease of 2.6 million or 32.6%. The decrease in net other expenses was primarily attributable to the gain in change of fair value of derivative liabilities of $14.6 million and partially offset by the interest expense, interest penalty, debt discount amortization expense and financing cost amortization related to our financing in November 2007 and May 200 of $19.8 million.

NET INCOME. Our net income for the year ended June 30, 2010 was $29.8 million as compared to $28.9 million for the year ended June 30, 2009, an increase of $0.9 million or 3.4%. The increase in net income is primarily attributable to decrease in other expenses in fiscal year 2010.

Comparison of Years Ended June 30, 2009 and 2008

REVENUES. Revenues by product categories were as follows ($ in thousands):

	Year Ended June 30,		Increase/	Increase/
Product	2009	2008	(Decrease)	(Decrease)
Western pharmaceutical medicines	$75,814	$86,401	$(10,587)	(12.24)%
Chinese traditional medicines	41,574	13,145	28,429	216.27%
Total	$117,388	$99,546	$17,842	17.92%

Our revenues include revenues from sales and revenues from sales to related party of $117.1million and $0.2 million, respectively, for the year ended June 30, 2009. During the year ended June 30, 2009, we had revenues from sales of $117.1 million as compared to revenues from sales of $94.0 million for the year ended June 30, 2008, an increase of $23.2 million or approximately 24.64%. During the year ended June 30, 2009, we had revenues from sales to related parties of $0.2 million as compared to revenues from sales to related parties of $5.6 million for the year ended June 30, 2008, a decrease of approximately 95.61%. The overall increase in total revenue was primarily attributable to the increase of sales volume of our Chinese traditional medicine Baobaole chewable tablets and the new product Radix Isatidis Disperable Tablets that was commercially launched in October 2008, partially offset by the decrease in the revenue generated from Clarithromycin Sustained-release tablets and Itopride Hydrochloride granules. In January 2009, as part of the effort to restructure our distribution and sales system to sell our products primarily through 28 large distributors and reduced, we reduced the per unit sales price by an average of 25.6% for for Clarithromycin Sustained-release tablets, Itopride Hydrochloride granules and Baobaole chewable tables. At the same, we reduced the commission paid to our sales representatives on those products to approximately 5%. The quantities sold for Clarithromycin Sustained-release tablets and Itopride Hydrochloride granules, our two largest products in 2009 were materially consistent with 2008 while the total revenue generated from the two products decreased by $12.5 million, or 14.35% The revenue generated from Baobaole chewable tables increased approximately $16.2 million or 116.48% in 2009 compared with 2008. While we expect our sales from the Chinese traditional medicines continue to grow, our sales from the western pharmaceutical medicines will have minimal growth as both Clarithromycin Sustained-release tablets and Itopride Hydrochloride granules have entered into their maturity.

COST OF REVENUES. Our cost of revenues includes cost of sales and cost of sales to related party of $27.9 million and $0.1 million, respectively, for the year ended June 30, 2009. For the year ended June 30, 2008, cost of sales and cost of sales to related parties amounted to $21.1 million and $1.4 million, respectively. Total cost of sales for 2009 increased $5.4 million or 24.01%, from $22.5 million for the year ended June 30, 2008 to $27.9 million for the year ended June 30, 2009. Cost of sales as a percentage of net revenue for the year ended June 30, 2009 is approximately 23.78%, compared to the year ended June 30, 2008 at approximately 22.61%. The increase in cost of sales as a percentage of net revenue in fiscal 2009 was was primarily attributable to the reduction in the per unit sales price due to our distribution and sales system restructuring effort in January 2009 mentioned above. The increase in cost of sales as a percentage of net revenue in 2009 was partially offset by more sales being generated from products with higher- profit- margins, such as Baobaole chewable tablets and Radix Isatidis Dispersible Tablets and our ability to properly manage raw material purchase prices.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $35.3 million for the year ended June 30, 2009, as compared to $41.6 million for the year ended June 30, 2008, a decrease of approximately 15.10% as summarized below ($ in thousands):

	Years Ended June 30,
	2009	2008
Shipping and handling	$576	$365
Advertisement, marketing and promotion spending	7,573	13,695
Travel and entertainment- sales related	1,571	982
Depreciation and amortization	1,068	458
Salaries, commissions, wages and related benefits	22,229	24,614
Travel and entertainment- non sales related	274	325
Other	2,024	1,154
Total	$35,315	$41,593

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

NET INCOME. Our net income for the year ended June 30, 2009 was $28.9 million as compared to $22.5 million for the year ended June 30, 2008, an increase of $6.4 million or 28.63%. The increase in net income is primarily attributable to increase in sales volume and significant decrease in selling expenses and offset by increase in other expenses as well as income tax expense as the Company did not receive any tax exemption from the government in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. We did not have significant financing activities in fiscal year 2010 and 2009. In fiscal year 2008, our primary financing activities included the following:

•
In November 2007, we raised $5,000,000 in gross proceeds through the sale of convertible notes (the “2007 Notes”). We received $4,645,592 in net proceeds after deducting placement agent discounts and commissions and payment of professional and other related expenses. Further detailed discussion regarding this financing is provided in the footnotes to financial statements.

•
In May 2008, we raised $30,000,000 in gross proceeds through the sale of convertible notes (the “2008 Notes”). We received $28,313,500 in net proceeds after deducting placement agent discounts and commissions and payment of professional and other related expenses. Further detailed discussion regarding this financing is provided in the footnotes to financial statements.

As a result of the delay in our ability to transfer cash out of the PRC, we became delinquent in the payment of interest on the 2007 Notes and the 2008 Notes  in December 2009.  We have been engaged in continuing discussions with the holder of the 2007 Notes and the holders of the 2008 Notes with respect to this payment delinquency.  In addition, we have made and are continuing to make efforts to seek an adequate remedy to these payment delinquencies.  However, to date, we have remained unable to make these payments.  As of September 27, 2010, a total of $0.9 million in delinquent accrued interest and related penalties  was owed to the holder of the 2007 Notes and a total of $4.1 million in delinquent accrued interest and related penalties was owed to the holders of the 2008 Notes.  To date, no acceleration notice has been received by the Company from the holder of the 2007 Notes or the required holders of the 2008 Notes.  On November 7, 2010, we will be required to repay the then outstanding aggregate principal amount of the 2007 Notes, together with all accrued interest and penalties.  On May 30, 2011, we will be required to repay the then outstanding aggregate principal amount of the 2008 Notes, together with all accrued interest and penalties.

Cash Flows

2010 Compared to 2009

As of June 30, 2010, the company has cash and cash equivalents of approximately $108.6 million, which represents 53.6% of total assets as compared to approximately $104.4 million in the same period for fiscal 2009, which represented 61.8% of the total assets,  an increase of $4.3 million.

Net cash flow provided by operating activities was $20.3 million in fiscal 2010, compared with $62.9 million in fiscal 2009, a decrease of $42.7 million. The 2010 cash provided by operating activities was primarily due to the followings: 1) decrease in our inventories amount of $1.1 million 2) increase in accrued liabilities of $4.2 million 3) increase in other payables of $1.7 million 4) add-back of depreciation and amortization expenses of $2.4 million 5) add-back of amortization of debt issuance costs and amortization of debt discount of $15.6 million partially offset by the gain in change of fair value of derivative liabilities of $14.6 million, increase in accounts receivable of $14.5 million, decrease of accounts payable of $2.1 million, and decrease in taxes payable of $5.0 million.

Net cash flow used in investing activities was $16.6 million in fiscal 2010 and $8.3 million in fiscal 2009, an $8.3 million increase. The primarily uses of cash flow for investing activities in 2010 was a purchase of a land use right of $17.0 million and partially offset by the proceeds from sales of investments of $0.5 million.

Net cash flow provided by financing activities was $0 in fiscal 2010 and while net cash flow provided by financing activities was $1.4 million in fiscal 2009. The decrease of net cash flow provided by financing activities was mainly due to the increase in change in restricted cash and partially offset by the net proceeds from notes payable.

We reported a net increase in cash for the year ended June 30, 2010 of $4.3 million as compared to a net increase in cash of $56.2 million for the year ended June 30, 2009.

Our working capital position decreased by $11.3 million to $88.5 million at June 30, 2010 from $99.8 million at June 30, 2009. This decrease in working capital is primarily attributable to the reclassification of convertible debt of $12.2 million from long term liabilities to short term liabilities, additional derivative liabilities associated with the convertible debentures of $18.5 million, increase in accrued liabilities of $3.5 million, increase in notes payable of $3.8 million, increase in other payable of $1.7 million and decrease in inventories of $1.1 million  in fiscal year 2010 and partially offset by the increase in accounts receivable of $14.0 million, increase in cash of $4.3 million, increase in restricted cash of $3.8 million, decrease in accounts payable of $2.0 million, decrease in liabilities assumed from reorganization of $1 million and decrease in taxes payable of $5.0 million.

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

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At June 30, 2010, the majority of our liquid assets were held in the Chinese Renminbi (“RMB”) denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital requirements in the U.S. Management has been evaluating and resolving the situation.

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

The following tables summarize our contractual obligations as of June 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Lease commitment	44,190	44,190
Convertible Debenture, Related Interest and Penalty	$30,559,787	$30,559,787	$-	$-	$-
Bank Indebtedness and Related Interest	$2,277,553	$2,277,553	$-	$-	$-
Research and Development Contract Obligations	$3,368,333	$2,116,283	$1,252,050	$-	$-
Total Contractual Obligations:	$36,249,863	$34,997,813	$1,252,050	$-	$-

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

Risk Factors

Interest Rates. Our exposure to market risk for changes in interest rates primarily relates to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2010, we had approximately $108.6 million in cash and cash equivalents. A hypothetical 2% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statements of shareholders’ equity. We recorded net foreign currency gains of $ 1.0 million and $0.3 million for the years ended June 30, 2010 and 2009, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales, denominated in RMB, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

Inflation Risk. In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China (“NBS”) (www.stats.gov.cn), the change in Consumer Price Index (“CPI”) in China was 3.9%, 1.8% and 1.5% in 2004, 2005 and 2006, respectively. However, in 2007, according to NBS, CPI rose significantly at a monthly average rate of 4.8%. Especially during the months of August through December, CPI was up average 6.5% from the same month a year earlier. In July 2010, China’s CPI again rose up 3.3$ from a year earlier. Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

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

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in this Form 10-K. This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates in 2010, 2009 and 2008 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and accruals for taxes due.

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

Revenue recognition

Revenue from product sales is generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Under this accounting standard, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Laiyang Jiangbo is considered a variable interest entity (“VIE”), and we are the primary beneficiary. On October 1, 2008, we entered into agreements with Laiyang Jiangbo to which we shall receive 100% of Laiyang Jiangbo’s net income. In accordance with these agreements, Laiyang Jiangbo shall pay consulting fees equal to 100% of its net income to our wholly-owned foreign subsidiary, GJBT, and GJBT shall supply the technology and administrative services needed to service Laiyang Jiangbo.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have a significant impact on its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements" beginning on page F-1 below for our financial statements included in this annual report on Form 10-K.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We were notified that, effective January 1, 2010, certain partners of Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”) and Frost, PLLC (“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost, each of MSWFT and Frost contributed substantially all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement letter with us and becoming our new independent accounting firm. Frazer Frost is currently registered with the Public Company Accounting and Oversight Board (PCAOB).

The audit reports of MSWFT on the financial statements of the Company as of and for the years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 8A(T). CONTROLS AND PROCEDURES

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

As of June 30, 2010, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the significant deficiencies described below in "Management’s Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting

Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, management identified significant deficiencies and determined that our internal controls over financial reporting were not effective as of that date. The significant deficiencies related to the following:

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

During majority of fiscal year ended June 30, 2010, our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries and was not required to meet or apply U.S. GAAP requirements.  As a result, our current accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.

3.  Insufficient segregation of duties in the financial reporting process– As a result of lack of accounting staff with adequate US GAAP expertise, the Company was unable to meet the segregation of duties requirements in the US GAAP reporting process to ensure proper review and approval functions.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1.
We have started training our internal accounting staff on US GAAP and financial reporting requirements. Additionally, we are also taking steps to hire additional senior US GAAP financial reporting personnel to ensure we have adequate resources to meet the requirements of segregation of duties.

2.
We have involved both internal accounting and operations personnel and a reputable outside independent consultants with US GAAP technical accounting expertise in the evaluation process and providing remediation plans for our internal controls a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction. As of June 30, 2010, the internal control consultants have completed initial evaluation and provide remediation plans to our senior management. We are currently in the process of modifying and implementing new policies and procedures within the financial reporting process.

3.
We have continued to evaluate the internal audit function in relation to the Company’s financial resources and requirements. During the year ended June 30, 2010, we have established an internal audit department and the department has started evaluating the Company’s current internal control over financial reporting process.  To the extent possible, we will provide necessary trainings to our internal audit staff and implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to insure that the foregoing do not become material weaknesses. We plan to fully implement the above remediation plan by December 31, 2010.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

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

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Current Management

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees:

Name	Age	Position	Held Office Since
Jin Linxian (1)	44	Chief Executive Officer	July 2010
Elsa Sung	36	Chief Financial Officer	October 2007
Dong Lining	50	Vice President, Director of Technology	October 2007
Yang Weidong	39	Vice President, Director of Sales	October 2007
Cao Wubo (2)	45	Chairman of the Board	October 2007
Feng Xiaowei (3)(4)(5)	43	Director	October 2007
Huang Lei (5)	27	Director	October 2007
Ge Jian (4)(5)	39	Director	October 2007
Michael Marks (3)	39	Director	July 2008
John (Yang) Wang (3)(4)	40	Director	September 2008

(1) Mr. Jin was appointed as the Company’s Chief Executive Officer, effective July 1, 2010, to fill the vacancy caused as a result of resignation of Mr. Cao as the Company Chief Executive Officer.
(2) Mr. Cao resigned from his position as the Chief Executive Officer of the Company on June 29, 2010. Mr. Cao still continues his role as the Chairman of the Board of Directors of the Company.
(3) Serves as a member of the Audit Committee.
(4) Serves as a member of the Compensation Committee.
(5) Serves as a member of the Nominating and Corporate Governance Committee.

Jin Linxian has served as our Chief Executive Officer since July 1, 2010. He served as deputy general manager of Production Technology of Laiyang Jiangbo since April 2008. Prior to joining in Jiangbo, Mr. Jin was a Deputy General Manager of Shandong Quancheng Pharmaceutical Co., Ltd, from July 2006 to July 2008, and was responsible for production and operations management, assessment and establishment of quality assurance system, and also production registration and on-site audit coordination and management for domestic and foreign clients. From January 2004 to June 2006, Mr. Jin was a Deputy General Manager in Jinan Yongning Pharmaceutical Co., Ltd., a state-owned, wholly acquired by one of the national largest private enterprise, Linuo Group. Prior to joining Jinan Yongning, he was a Deputy General Manager at Zibo Hualong Pharmaceutical Co., Ltd, from 2000 to 2004. Between July 1990 to September 2000, Mr. Jin was the head of Quality Inspection department, Production Manager, Marketing Manager and Plant Manager Assistant at Shandong Zaozhuang First Pharmaceutical Factory. Mr. Jin holds a bachelor degree with a marjor in Chemical Pharmaceutical from East China University of Science and Technology.

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

Cao Wubo has served as our chairman of the board since October 2007. From October 2007 to June 2010, Mr. Cao also served as our chief executive officer. He has served as the chairman and general manager of Laiyang Jiangbo since 2003. From 1981 to 1988, Mr. Cao completed his military service in the Chinese Army, during which he was sales section director in Laiyang Yongkang Pharmaceutical Factory. From 1988 to 1998, he continued working in Laiyang Yongkang Pharmaceutical Factory as Marketing Manager. From 1998 to 2003, he was general manager of Laiyang Jiangbo Pharmacy Co. Ltd. and Laiyang Jiangbo Chinese and Western Pharmacy Co. Ltd. He is the founder of Laiyang Jiangbo Pharmacy Co. Ltd., Laiyang Jiangbo Chinese and Western Pharmacy Co. Ltd., and Laiyang Jiangbo Pharmaceutical Co. Ltd.

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

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses.  We seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion.  We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees.  We believe that all of our directors meet the foregoing qualifications.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during fiscal year June 30, 2010, Mr. Wubo Cao, Ms. Elsa Sung, Mr. Michael Marks, and Mr. John Wang did not timely file a Form 4 and Mr. Linxian Jin did not timely file a Form 3.

Codes of Ethics and Business Conduct.

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

A copy of the Code of Ethics and Business Conduct is included as Exhibit 14 to our 2007 annual report on Form 10-KSB filed with the SEC.

Meetings and Committees of the Board of Directors

The Board of Directors held four board meetings during the fiscal year 2010. In addition to meetings of the full Board, directors attended meetings of Board committees on which they served. The Board’s standing committees are the Audit and Compensation Committees.

Committees of the Board of Directors

The Board of Directors has formed an Audit Committee, Compensation Committee and Nominating and Governance Committee.

Audit Committee.

The Audit Committee is comprised of Messrs. John (Yang) Wang, Feng Xiaowei and Michael Marks. Mr. Marks is the Chairman of the Audit Committee.  The Board of Directors has determined that each of the members of the Audit Committee is independent as defined in Rule 5605 of the Nasdaq Marketplace Rules, and that Mr. Marks qualifies as an ‘‘audit committee financial expert,’’ as that term is defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee adopted a written charter on July 18, 2008. The charter is available on our website, www.jiangbopharma.com.

The committee assists the Board of Directors in fulfilling its oversight responsibilities relating to:

• our auditing, accounting and reporting practices;
• the adequacy of our systems of internal controls; and
• the quality and integrity of publicly reported financial disclosures.

In this role, the Audit Committee appoints the independent auditors and reviews and approves the scope of the audit, the financial statements and the independent auditors’ fees. The Audit Committee met four time since during the fiscal year 2010 and the Chairman met with management and the external auditors prior to the release of our financial results.

The Audit Committee exercises the powers of the Board of Directors in connection with our accounting and financial reporting practices, and provides a channel of communication between the Board of Directors and independent registered public accountants.

Compensation Committee.

The Compensation Committee is comprised of Messrs. John (Yang) Wang, Ge Jian and Feng Xiawei, each of whom is independent as defined in Rule 5605 of the Nasdaq Marketplace Rules. Mr. Feng Xiaowei is the Chairman of the Compensation Committee. The board of directors adopted a written charter of the Compensation Committee on July 18, 2008. The charter is available on our website, www.www.jiangbopharma.com. The charter sets forth responsibilities, authority and specific duties of the Compensation Committee.

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
• administering our stock incentive plan; and
• reviewing and making recommendations to our board with respect to incentive compensation and equity plans.

No member of our Compensation Committee has at any time been an officer or employee of ours or our subsidiaries. No interlocking relationship exists between our Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

The Compensation Committee held one meeting in fiscal year 2010.

Nominating and Corporate Governance Committee.

The Nominating and Governance Committee is comprised of Mr. Ge Jian, Ms. Huang Lei and Mr. Feng Xiaowei each of whom is independent as defined in Rule 5605 of the Nasdaq Marketplace Rules. Mr. Feng Xiaowei is the Chairman of the Nominating and Governance Committee. The board of directors adopted a charter for the Nominating and Governance Committee on February 27, 2010. The charter is available on our website, www.www.jiangbopharma.com.

The purpose of our Nominating and Corporate Governance Committee is to assist our Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring a process established to assess Board of Directors effectiveness. Specific responsibilities of our Compensation Committee include:

• Making recommendation to the Board of Directors regarding the size and composition of the Board of Directors, establish procedures for the nomination process and screen and recommend candidates for election to the Board of Directors;
• Reviewing with the Board of Directors from time to time the appropriate skills and characteristics required of Board members.;
• Establishing and administering a periodic assessment procedure relating to the performance of the Board of Directors as a whole and its individual members; and
• Making recommendations to the Board of Directors regarding corporate governance matters and practices, including formulating and periodically reviewing corporate governance guidelines to be adopted by the Board of Directors.

The Compensation Committee did not hold  meetings in fiscal year 2010.

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

ITEM 10. EXECUTIVE COMPENSATION

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

Director Compensation

The following table sets forth information concerning the compensation of each person who served as a non-employee director during our fiscal year ended June 30, 2010. The compensation for each of our executive officers who also served as a director during fiscal year ended June 30, 2010 is fully reflected under our “Summary Compensation of Named Executive Officers” disclosure below.

Director Compensation of Non-Employee Directors
for Fiscal Year Ended June 30, 2010

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Feng Xiaowei	$—	98,100	—	—	—	—	$98,100
Huang Lei	$—	—	—	—	—	—	$—
Ge Jian	$—	—	—	—	—	—	$—
Michael Marks	$35,000	10,000	—	—	—	—	$45,000
John (Yang) Wang	$22,500	10,000	—	—	—	—	$32,500

The non-executive directors would also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board of Directors and committees on which they would serve.

 Executive Compensation

The following is a summary of the compensation we paid for each of the three years ended June 30, 2010, 2009 and 2008, respectively (unless otherwise provided) (i) to the persons who acted as our principal executive officers during the three years, (ii) to the person who acted as our principal financial officer or acted in a similar capacity during the three years and (iii) our other executive officers received compensation in excess of $100,000 in these three year. We refer to these individuals in this 10-K as “named executive officers.”

Summary Compensation of Named Executive Officers

The following table reflects all compensation awarded to, earned by or paid to our named executive officers for our fiscal years ended June 30:

Name and Principal Position	Fiscal Year Ended		Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cao Wubo,	2010		$-	—	368,500	—	—	—	—	$368,500
Chairman of the	2009		$156,000	—	—	—	—	—	—	$156,000
Board, formal Chief	2008		$117,000	—	—	—	—	—	—	$117,000
Executive Officer, and
President

Jin Linxiang,	2010	(1)	$8,800	—	—	—	—	—	—	$8,800
Chief Executive Officer	2009	(1)	$8,790	—	—	—	—		—	$8,790

	2008	(1)	$6,276							$6,275

Elsa Sung,	2010		$120,000	—	65,000	—	—	—	—	$185,000
Chief Financial Officer	2009		$120,000	—	—	—	—	—	—	$120,000
	2008	(2)	$67,500	—	27,000	10,847	—	26,296	—	$131,642

(1) Mr. Jin was newly appointed as our Chief Executive Officer on July 1, 2010. Prior to June 30, 2010, Mr. Jin was employed as deputy general manager of Production Technology of Laiyang Jiangbo.

 (2) Ms. Sung’s compensation for fiscal 2008 included $94,500 salary payable under the terms of her employment agreement, of which $67,500 was paid by cash, issuance of 3375 shares of our restricted common stock valued at of $27,000 in June 2008 and options to purchase 2,000 shares of our common stock at an exercise price of $12 per share representing other annual compensation which were valued at $10,847 pursuant to the terms of her employment agreement. Options to purchase 5,500 shares of our common stock at an average exercise price of $20.09 per share representing nonqualified deferred compensation earnings other annual compensation which were valued at $26,250 pursuant to the terms of her employment agreement. During our fiscal year ended June 30, 2008, we granted Ms. Sung options for 2,000 shares exercisable at a price of $12 per share, 1,750 shares exercisable at a price of $16 per share, 1,875 shares exercisable at a price of $20 per share and 1,875 shares exercisable at $24 per share with vesting period, 500 shares exercisable at a price of $0.105 per share, which was the lowest closing price of our common stock on the OTC Bulletin Board in the 5 trading days immediately preceding the grant date. These options were granted to Ms. Sung in June, 2008. The options expire on June 10, 2013. The value of the option award was calculated using the Black-Scholes option pricing model based on the following assumptions: weighted average life of 5 years; risk-free interest rate of 3.57%; volatility rate of 95%; and weighted average fair market value of $0.1238 per share at date of grant. The aggregate number of stock awards and option awards issued to Ms. Sung and outstanding as of June 30, 2008 is 3,375 and 7,500, respectively.

Outstanding Equity Awards

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of June 30, 2010 for the named executive officers below:

Outstanding Equity Awards at Fiscal Year Ended
June 30, 2010

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Elsa Sung	2,000		–	$12	6/10/2013	–	–	–	–
	1,750			$16	6/10/2013
	1,875			$20	6/10/2013
	1,875			$24	6/10/2013

Gary Wolfson (1)	61,036	–	–	$4.2	12/31/2010	–	–	–	–

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 23, 2010, certain information concerning the beneficial ownership of our Common Stock by (i) each shareholder known by us to own beneficially five percent or more of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Laiyang Jiangbo Pharmaceuticals Enterprises, Inc., Middle Section, Longmao Street, Area A, Laiyang Waixiangxing Industrial Park, Laiyang City, Yantai, Shandong Province, PRC 265200. The percentage of class beneficially owned set forth below is based on 12,639,302 shares of common stock outstanding on September 23, 2010. The issued and outstanding shares do not include 2,415,900 shares of our common stock issuable upon the exercise of our outstanding warrants and options and 3,235,000 shares of our common stock issuable upon conversion of our standing convertible debts.

Name and Address of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned (1) (2)		Percentage Of Class
Cao Wubo, Chairman of the Board†	4,898,942	(3)	38.76%
Jin Linxian, Chief Executive Officer	–		–
Elsa Sung, Chief Financial Officer†	6,414		*
Dong Lining, Vice President, Director of Technology†	–		–
Yang Weidong, Vice President, Director of Sales†	–		–
Xin Jingsheng, Director of Equipment†	–		–
Feng Xiaowei, Director†	10,900		*
Huang Lei, Director†	–		–
Ge Jian, Director†	9,993		*
Michael Marks†	2,259		*
John (Yang) Wang†	2,393		*
Total Held by Directors and Executive Officers (eleven individuals)	4,930,901		39.01%

5% Shareholders
Verda International Limited (4) A-1 Building Dasi Street Laiyan City, Shandong Province, PRC	4,856,592		38.42%
Gold Stand Goal Ltd 10/F Unite 10B East Hope Plaza 1777 Century Avenue Pudong District Shanghai China 200122	643,651		5.09%
Pope Investments LLC(5)(6) 5100 Poplar Avenue, Suite 805 Memphis, Tennessee 38137	1,262,666		9.99%

* Represents less than one percent (1%).

(1)	Based on 12,639,302 outstanding shares of Common Stock as of September 23, 2010.

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

(5)
Includes (i) 500,000 shares of Common Stock issuable to Pope Investments LLC, upon conversion of $4,000,000 aggregate principal amount of the Company’s Debentures and 400,000 shares of Common Stock issuable upon exercise of the November Warrants and (ii) up to an additional 1,500,000 shares of Common Stock of Common Stock issuable to Pope Investments upon conversion of $12,000,000 aggregate principal amount of the Company’s Notes and 1,062,500 shares of Common Stock issuable upon exercise of 1,062,500 Class A Warrants. Pope Asset Management LLC, a Tennessee limited liability company (“Pope Asset”) serves as an investment adviser and/or manager to Pope Investments. Pope Asset is the sole manager for Pope Investments and has sole voting control and investment and disposition power and discretion with respect to all securities held by Pope Investments. Pope Asset may be deemed to beneficially own shares owned or held by, or held for the account or benefit of, Pope Investments. Mr. William P. Wells is the sole manager of Pope Asset. Mr. Wells may be deemed to own shares owned or held by, or held for the account or benefit of, Pope Investments. Pope Asset and Mr. Wells do not directly own any shares of Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans or Individual Compensation Arrangements

The following table sets forth information as of June 30, 2010 regarding securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2002 Stock Option Plan and our 2003 Stock Option, our 2004 Stock Plan as amended and any compensation plans not previously approved by our shareholders as of June 30, 2010.

Equity Compensation as of June 30, 2010

Plan Category	Number of securities to be Issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 2)

	133,400	$4.20	-
Equity Compensation Plans or	2,000	$12.00	-
Individual Compensation	1,750	$16.00	-
Arrangements Not Approved by	1,875	$20.00	-
Security Holders (1)	1,875	$24.00	-

TOTAL	140,900	$4.93	-

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

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Company’s Chief Executive Officer and other majority shareholders. For the years ended June 30, 2010, 2009 and 2008, the Company recorded other income of approximately $323,000, 383,000and $110,000 from leasing the two buildings to this related party. As of June 30, 2010 and 2009, amount due from this related party was approximately $324,000 and $0, respectively. Other receivable – related parties outstanding amount at June 30, 2010 was fully received in September 2010.

Other payables - related parties

The Company leases two warehouses from Shandong Hilead Biotechnology Co., Ltd., a company majority owned by the Company’s Chairman and formal Chief Executive Officer, in fiscal year 2010. For the years ended June 30, 2010, the Company recorded rent expenses related to this lease of approximately $103,000 which are included in the Company’s selling, general and administrative expensess. As of June 30, 2010, amount due to this related party was approximately $49,000.

Other payables-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chairman and formal Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.  Other payables - related parties consisted of the following:

	June 30, 2010	June 30, 2009
Payable to Wubo Cao, Chairman of the Board and formal Chief Executive Officer	$154,866	$184,435

Payable to Shandong Hilead Biotechnology Co., Ltd., majority owned by Wubo, Cao, Chairman of the Board and formal Chief Executive Officer	48,609	-

Payable to Haibo Xu, formal Chief Operating Officer and Director	33,688	33,688

Payable to Elsa Sung, Chief Financial Officer	5,932	18,333

Payable to John Wang, Director	12,500	2,500

Total other payable - related parties	$255,595	$238,956

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

Director Independence

Five of our directors, Messrs. Michael Marks, John (Yang) Wang, Feng Xiaowei, Ge Jian and Ms. Huang Lei, have been determined to be independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

No transactions, relationships or arrangements were considered by the Board of Directors in determining that these directors were independent.

ITEM 13 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current principal accountants, Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP) for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Audit Fees	$265,250	$268,600	$245,000
Audit-Related Fees	25,000	26,000	20,000
Tax Fees	10,000	8,000	-
All Other Fees	-	-	-
Total	300,250	$302,600	$265,000

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

10.17	Letter Agreement Between the Company and Pope Investments LLC dated August 10, 2009. (19)
10.18	Letter Agreement Between the Company and Pope Investments LLC dated February 15, 2010. (20)
10.19
Contract for Transfer of State-Owned Construction Land Use Right by and between Laiyang Jiangbo Pharmaceuticals, Co., Ltd. and the Land and Resources Bureau of Laiyang City, dated October 27, 2009. (21)

14.1	Code of Business Conduct and Ethics (12)
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) *
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)*
32.1	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Consulting Services Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.2	Equity Pledge Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.3	Operating Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.4	Proxy Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.5	Option Agreement between Genesis Jiangbo (Laiyang) Biotech Technologies Co., Ltd., and Laiyang Jiangbo Pharmaceutical Co., Ltd. dated September 21, 2007 (English Translation) (1)
99.6	Audit Committee Charter (13)
99.7	Compensation Committee Charter (13)
99.8	Nominating and Corporate Governance Committee Charter *

*Filed herewith.

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
(15) Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed on April 10, 2009.
(16) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009.
(17) Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2009.
(18) Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 28, 2009.
(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2009.
(20) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on February 19, 2010.
(21)Incorporated by reference to the Company’s current report on Form 8-K filed March 18, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2010.

JIANGBO PHARMACEUTICALS, INC.

/s/ Jin Linxian
Jin Linxian, Chief Executive Officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jin Linxian	Chief Executive Officer	September 28, 2010
Jin Linxian

/s/ Elsa Sung	Chief Financial Officer and Principal Accounting Officer	September 28, 2010
Elsa Sung

/s/ Cao Wubo	Chairman of the Board	September 28, 2010
Cao Wubo

/s/ Feng Xiaowei	Director	September 28, 2010
Feng Xiaowei

/s/ Huang Lei	Director	September 28, 2010
Huang Lei

/s/ Ge Jian	Director	September 28, 2010
Ge Jian

	Director	September 28, 2010
Michael Marks

/s/John (Yang) Wang	Director	September 28, 2010
John (Yang) Wang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Jiangbo Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jiangbo Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of June, 2010 and 2009, and the related consolidated statements of income and other comprehensive  income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2010.  Jiangbo Pharmaceuticals, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jiangbo Pharmaceuticals, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California

September 28, 2010

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$108,616,735	$104,366,117
Restricted cash	11,135,880	7,325,000
Investments	168,858	879,228
Accounts receivable, net of allowance for doubtful accounts of $1,343,421 and $694,370 as of June 30, 2010 and 2009, respectively	33,195,201	19,222,707
Inventories	2,200,614	3,277,194
Other receivables	13,241	167,012
Other receivable - related party	324,060	-
Advances to suppliers	260,688	236,496
Financing costs - current	435,634	680,303
Total current assets	156,350,911	136,154,057

PLANT AND EQUIPMENT, net	13,284,312	13,957,397

OTHER ASSETS:
Long Term Perpayments	110,725	-
Restricted investments	-	1,033,463
Financing costs, net	-	556,365
Intangible assets, net	32,594,326	17,041,181
Total other assets	32,705,051	18,631,009

Total assets	$202,340,274	$168,742,463

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,113,219	$6,146,497
Short term bank loans	2,209,500	2,197,500
Notes payable	11,135,880	7,325,000
Other payables	3,888,034	2,152,063
Refundable security deposits due to distributors	3,829,800	4,102,000
Other payables - related parties	255,595	238,956
Accrued liabilities	4,899,829	1,356,898
Liabilities assumed from reorganization	524,614	1,565,036
Taxes payable	6,259,271	11,248,226
Derivative liabilities	18,497,227	-
Convertible debt, net of discount $13,669,752 as of June 30, 2010	12,210,248	-
Total current liabilities	67,823,217	36,332,176

Convertible debt, net of discount $28,493,089 as of June 30, 2009	-	6,346,911

Total liabilities	67,823,217	42,679,087

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Convertible preferred stock Series A ($0.001 par value; 20,000,000 shares authorized as of June 30, 2010 and 2009, respectively; 0 shares issued and outstanding as of June 30, 2010 and 2009)	-	-
Common stock ($0.001 par value, 22,500,000 shares authorized, 11,701,802 and 10,435,099 shares issued and outstanding as of June 30, 2010 and 2009, respectively)	11,702	10,435
Paid-in-capital	30,846,915	48,397,794
Captial contribution receivable	(11,000)	(11,000)
Retained earnings	92,797,859	67,888,667
Statutory reserves	3,253,878	3,253,878
Accumulated other comprehensive income	7,617,703	6,523,602
Total shareholders' equity	134,517,057	126,063,376
Total liabilities and shareholders' equity	$202,340,274	$168,742,463

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

	2010	2009	2008
			RESTATED
REVENUE:
Sales	$97,443,897	$117,143,950	$93,982,407
Sales - related parties	-	244,026	5,564,098
TOTAL REVENUE, net	97,443,897	117,387,976	99,546,505

Cost of sales	26,097,103	27,854,747	21,072,674
Cost of sales - related parties	-	54,519	1,433,873
COST OF SALES	26,097,103	27,909,266	22,506,547

GROSS PROFIT	71,346,794	89,478,710	77,039,958

RESEARCH AND DEVELOPMENT EXPENSE	4,400,100	4,395,000	3,235,715

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,731,844	35,315,529	41,593,197

INCOME FROM OPERATIONS	48,214,850	49,768,181	32,211,046

OTHER (INCOME) EXPENSE, NET
Change in fair value of derivative liabilities	(14,631,455)	-	-
Non-operating expense (income), net	382,122	804,561	(572,811)
Non-operating income - related party	(322,674)	(382,970)	(110,152)
Interest expense, net	19,796,531	5,904,511	3,092,183
Loss from discontinued operations	243,792	1,781,946	380,027
OTHER EXPENSE, NET	5,468,316	8,108,048	2,789,247

INCOME BEFORE PROVISION FOR INCOME TAXES	42,746,534	41,660,133	29,421,799

PROVISION FOR INCOME TAXES	12,896,179	12,779,869	6,970,739

NET INCOME	29,850,355	28,880,264	22,451,060

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on marketable securities	166,378	(1,514,230)	1,347,852
Foreign currency translation adjustment	927,723	336,927	5,206,612

COMPREHENSIVE INCOME	$30,944,456	$27,702,961	$29,005,524

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	11,104,025	10,061,326	9,164,127
Dilulted	15,135,130	14,484,830	9,900,428

EARNINGS PER SHARE:
Basic	$2.69	$2.87	$2.45
Diluted	$1.36	$0.09	$(1.17)

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financials statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Par Vaule $0.001		Treasury Stock		Additional	Capital	Retained Earnings		Accumulated other
	Number	Common	Number	Treasury	Paid-in	contribution	Statutory	Unrestricted	comprehensive
	of shares	stock	of shares	stock	capital	receivable	reserves	earnings	income	Totals
BALANCE, June 30, 2007	7,494,740	$7,495	10,000	$(2,805)	$18,344,309	$(12,011,000)	$2,157,637	$17,653,584	$1,146,441	$27,295,661

Recapitalization of Company	2,131,603	2,132			3,815,813					3,817,959
Common stock issued for conversion of options	44,031	44			(44)					0
Issuance of common stock @ $4.80 per share	37,500	38			179,963					180,001
Exercise of stock options to common stock @ $4.20 per share	37,500	38			157,463					157,501
Conversion of convertible preferred stock A to common stock	16,595	17			(2)					-
Capital contribution registered					(12,000,000)	12,000,000				-
Sales of treasury stock			(10,000)	2,805	(830)					1,975
Grant of warrants and beneficial conversion feature in connection with convertible debt					35,000,000					35,000,000
Common stock issued for service @ $8.00 per share	5,875	6			46,994					47,000
Stock option compensation					10,847					10,847
Net income								22,451,060		22,451,060
Adjustment to statutory reserve							1,096,241	(1,096,241)		-
Change in fair value on restricted marketable equity securities									1,347,852	1,347,852
Foreign currency translation gain									5,206,612	5,206,612
BALANCE, June 30, 2008	9,767,844	$9,770	-	$-	$45,554,513	$(11,000)	$3,253,878	$39,008,403	$7,700,905	$95,516,469

Shares issued for adjustments for 1:40 reverse split	1,104	-								-
Cancellation of common stock for settlement @ $8 per share	(2,500)	(2)			(19,998)					(20,000)
Common stock issued for service @ $8 per share	2,500	2			19,998					20,000
Common stock issued for service @ $9 per share	2,500	2			22,498					22,500
Common stock issued to Hongrui @ $4.035 per share	643,651	643			2,596,488					2,597,131
Stock-based compensation					64,315					64,315
Conversion of convertible debt to stock	20,000	20			159,980					160,000
Net income								28,880,264		28,880,264
Change in fair value on restricted marketable equity securities									(1,514,230)	(1,514,230)
Foreign currency translation gain									336,927	336,927
BALANCE, June 30, 2009	10,435,099	$10,435	$-	$-	$48,397,794	$(11,000)	$3,253,878	$67,888,667	$6,523,602	$126,063,376

Cumulative effect of reclassification of warrants					(34,971,570)			(4,941,163)		(39,912,733)
	10,435,099	10,435	-	-	13,426,224	(11,000)	3,253,878	62,947,504	6,523,602	86,150,643

Common stock issued for payment for other payable-related party @$8.75 per share	2,286	2			19,998					20,000
Common stocked issued for services @$8.75 per share	1,143	1			9,999					10,000
Common stock issued for services @$9,91 per share	1,009	1			9,999					10,000
Common stock issued for interest payment @ $8 per share	84,015	85			990,968					991,053
Common stock issued for services @$9 per share	17,350	17			156,133					156,150
Common stock issuable for bonuses @ 8.5 per share	25,000	25			212,475					212,500
Common stock issuable for bonuses @ 9 per share	15,900	16			143,084					143,100
Conversion of convertible debt to stock @ $8 per share	1,120,000	1,120			8,958,880					8,960,000
Stock based compensation					135,104					135,104
Reclassification of derivative liabilities to APIC due to conversion of convertible debt					6,784,051					6,784,051
Net Income								29,850,355		29,850,355
Change in fair value on restricted marketable equity securities									166,378	166,378
Foreign currency translation gain									927,723	927,723
BALANCE, June 30, 2010	11,701,802	11,702	-	-	30,846,915	(11,000)	3,253,878	92,797,859	7,617,703	134,517,057

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

	2010		2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$29,850,355		$28,880,264		$22,451,060
Loss from discontinued operations		243,792		1,781,946		380,027
Income from continued operations		30,094,147		30,662,210		22,831,087
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation		823,087		679,507		517,863
Amortization of intangible assets		1,585,141		735,427		184,465
Amortization of debt issuance costs		801,034		680,276		123,964
Amortization of debt discount		14,823,337		4,006,868		2,500,043
Loss from issuance of shares for in lieu of interest		318,936		-		-
Interest payment with shares in lieu of cash		4,457		-		-
Bad debt (recovery) expense		642,499		538,069		(27,641)
Loss on sale of marketable securities		406,346		473,303		-
Unrealized (gain) loss on investments		(150,525)		229,425		696,528
Other non-cash settlement (income) expense		-		(20,000)		-
Change in fair value of derivative liabilities		(14,631,455)		-		-
Stock based compensation		531,750		-		46,994
Amortization of stock option compensation		135,104		106,815		10,847
Gain on forgiveness of debt		-		-		(86,752)
Changes in operating assets and liabilities
Accounts receivable		(14,450,712)		4,651,284		(10,534,270)
Accounts receivable - related parties		-		676,579		(113,465)
Notes receivables		-		-		60,694
Inventories		1,089,795		792,293		1,686,090
Other receivables		154,018		(21,038)		(111,571)
Other receivables - related parties		(322,674)		-		-
Advances to suppliers		(22,856)		1,495,805		(1,259,254)
Other assets		-		-		92,996
Accounts payable		(2,057,625)		3,795,084		55,085
Refundable security deposits due to distributors		(293,340)		4,102,000		-
Other payables		1,716,847		(1,534,740)		2,033,689
Other payables - related parties		16,571		(86,692)		(822,155)
Accrued liabilities		4,221,119		1,182,018		211,362
Liabilities assumed from reorganization		(150,407)		(1,301,337)		(1,172,816)
Taxes payable		(5,028,760)		11,081,110		169,790
Net cash provided by operating activities		20,255,834		62,924,266		17,093,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Hongrui		-		(8,584,900)		-
Proceeds from sale of investments		531,750		407,005		1,034,028
Proceeds from sale of restricted investments		-		-		155,000
Purchase of equipment		(76,993)		(156,702)		(453,718)
Prepayments made for purchase of equipments		(110,251)		-		-
Purchase of intangible assets		(16,979,106)		-		(8,870,631)
Cash proceeds from sale of equipment		-		15,615		-
Cash proceeds from reverse acquisition		-		-		534,950
Net cash used in investing activities		(16,634,600)		(8,318,982)		(7,600,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash		(3,754,752)		538,815		3,292,168
Proceeds from notes payable		14,843,004		13,896,990		-
Principal payments on notes payable		(11,088,252)		(12,439,315)		(3,292,168)
Borrowings on short term bank loans		2,200,050		2,197,500		2,616,110
Principal payments on short term bank loans		(2,200,050)		(2,783,500)		(4,819,150)
Proceeds from sale of common stock		-		-		337,500
Proceeds from sale of treasury stock		-		-		1,975
Payment to escrow account		-		-		(1,996,490)
Payments for dividend		-		-		(10,608,000)
Proceeds from convertible debt		-		-		32,974,500
Payments for debt issuance cost		-		-		(15,408)
Net cash provided by financing activities		-		1,410,490		18,491,037

EFFECTS OF EXCHANGE RATE CHANGE IN CASH		629,384		154,545		2,474,351

NET INCREASE IN CASH		4,250,618		56,170,319		30,458,590

CASH, beginning of the year		104,366,117		48,195,798		17,737,208

CASH, end of the year		$108,616,735		$104,366,117		$48,195,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest		$142,523		$2,255,809		$493,781
Cash paid for taxes		$14,900,838		$6,167,810		$7,001,264

Non-cash investing and financing activities:	$		$		$
Common stock issued to acquire Hongrui		$-		$2,597,132		$-
Common stock issued to offset related party payable		$20,000		-		-
Common stock issued for interest payment		$673,929		-		-
Common stock issued for convertible notes conversion, net of discount		$8,960,000		16,000		-
Derivative liability reclassified to equity upon conversion		$6,784,051		-		-
Transfer of investments to settle liabilities assumed from reorganization		$1,133,807		-		-

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GENESIS PHARMACEUTICALS ENTERPRISES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

Note 1 – Organization and business

Jiangbo Pharmaceuticals, Inc. (the “Company” or “Jiangbo”) was originally incorporated in the state of Florida on August 15, 2001.

Pursuant to a Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the State of Florida which took effect as of April 16, 2009, the Company's name was changed from "Genesis Pharmaceuticals Enterprises, Inc." to "Jiangbo Pharmaceuticals, Inc." (the "Corporate Name Change"). The Corporate Name Change was approved and authorized by the Board of Directors of the Company as well as the holders of a majority of the outstanding shares of the Company’s voting stock by written consent. As a result of the Corporate Name Change, the Company’s stock symbol changed to "JGBO" with the opening of trading on May 12, 2009 on the OTCBB. The Company’s stocks have started trading on Nasdaq Global Market under the symbol “ JGBO” since June 8. 2010.

The Company’s primary operations consist of the business and operations of its direct and indirect subsidiaries and Variable Interest Entity (“VIE”), which produce and sell western pharmaceutical products in China and focuses on developing innovative medicines to address various medical needs for patients worldwide.

Note 2 - Summary of significant accounting policies

Basis of presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the following entities, and all significant intercompany transactions and balance have been eliminated in consolidation:

Consolidated entity name:	Percentage of ownership
Karmoya International Ltd.	100%
Union Well International Limited	100%
Genesis Jiangbo Biotech Technology Co., Ltd.	100%
Laiyang Jiangbo Pharmaceutical Co., Ltd.	Variable Interest Entity

In accordance with the interpretation of US GAPP, Laiyang Jiangbo is considered a variable interest entity, and the Company is the primary beneficiary. VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The Company’s relationships with Laiyang Jiangbo and its shareholders are governed by a series of contractual arrangements between GJBT, the Company’s wholly foreign-owned enterprise in the PRC, and Laiyang Jiangbo, which is the operating company of the Company in the PRC. Under PRC laws, each of GJBT and Laiyang Jiangbo is an independent legal entity and neither of them is exposed to liabilities incurred by the other parties. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. The Financial Accounting Standards Board’s (“FASB”) accounting standards address whether certain types of entities, referred to as VIEs, should be consolidated in a company’s consolidated financial statements. In accordance with the provisions of the accounting standard, the Company has determined that Laiyang Jiangbo Pharmaceuticals Co., Ltd. (“Laiyang Jiangbo”) is a VIE and that the Company is the primary beneficiary, and accordingly, the financial statements of Laiyang Jiangbo are consolidated into the financial statements of the Company.

See report of independent registered public accounting firm.

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

See report of independent registered public accounting firm.

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

The carrying amount and classification of the VIE’s assets and liabilities as of June 30, 2010 are as follows:

Year Ended June 30, 2010
Current assets	$155,613,750
Plant and equipment, net	13,284,312
Other noncurrent assets	32,594,326
Total assets	201,492,388
Current liabilities	67,932,556
Total liabilities	67,932,556
Net assets	133,559,832

Laiyang Jiangbo has payables to the Company and its wholly owned subsidiary JGBT amounted to $34,705,277 which was included in Laiyang Jiangbo’s current liabilities and eliminated in the consolidated financial statements. Creditors of Laiyang Jiangbo have no recourse to the general credit or assets of the Company. Laiyang Jiangbo and JGBT are both direct beneficiary of the proceeds of November 2007 Debentures and May 2008 Notes and jointly and severally guarantee the payments of the Company’s obligations under the November 2007 Debentures and May 2008 Notes (see Note 13).

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

See report of independent registered public accounting firm.

Asset and liability accounts at June 30, 2010, were translated at 6.79 RMB to $1.00 USD as compared to 6.83 RMB to $1.00 USD at June 30, 2009. The average translation rates applied to income statements for the years ended June 30, 2010, 2009, and 2008 were 6.82 RMB, 6.83 RMB and 7.26 RMB to $1.00 USD, respectively.

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

Revenue recognition

Revenue from product sales is generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

See report of independent registered public accounting firm.

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

As such, effective July 1, 2009, the Company reclassified the fair value of the conversion features on the convertible notes and warrants from equity to liability, as if these conversion features on the convertible notes and warrants were treated as a derivative liability since their initial issuance dates. On July 1, 2009, the Company reclassified approximately $35 million from additional paid-in capital and approximately $4.9 million from beginning retained earnings to warrant liabilities, as a cumulative effect adjustment, to recognize the fair value of the conversion features on the convertible notes and warrants. For the year ended June 30, 2010, $8,960,000 of convertible notes were converted into common shares. As of June 30, 2010, the Company has $25,880,000 convertible notes and 2,275,000 warrants related to the convertible debentures outstanding. The fair value of the conversion features on the convertible notes was approximately $8.4 million and the fair value of the warrants was approximately $10.1 million.  The Company recognized $14.6 million gains from the change in fair value of the conversion features on the convertible notes and warrants for the year ended June 30, 2010.

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the conversion features on the convertible notes and warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2010				July 1, 2009
	Annual dividend yield	Expected term (years)	Risk- free interest rate	Expected volatility	Annual dividend yield	Expected term (years)	Risk- free interest rate	Expected volatility
Conversion feature on the $4 million convertible notes	-	0.35	0.22%	57.00%	-	1.35	1.11%	95.80%
Conversion feature on the $21.9 million convertible notes	-	0.92	0.32%	57.00%	-	1.92	1.11%	102.00%
400,000 warrants issued in November 2007	-	0.35	0.22%	57.00%	-	1.35	1.11%	95.80%
1,875,000 warrants issued in May 2008	-	2.92	1.00%	85.00%	-	3.92	2.54%	97.51%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the term of the warrants and one year period is used when the remaining contractual terms of warrants have less than one year. The Company’s management believes this method produces an estimate that is representative of the expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants will likely differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the financial instruments.

The following table sets forth by level within the fair value hierarchy the financial assets and liabilities that were accounted for at fair value on a recurring basis.

See report of independent registered public accounting firm.

	Carrying Value at June 30, 2010	Fair Value Measurements at June 30, 2010, Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Investments	$168,858	$168,858	$-	$-
Conversion options - $ 4.0M Convertible Debt (November 2007)	1,007,722	-	-	1,007,722
Conversion options - $21.9M Convertible Debt (May 2008)	7,358,478	-	-	7,358,478
400,000 warrants issued in November 2007	806,177	-	-	806,177
1,875,000 warrants issued in May 2008	9,324,850	-	-	9,324,850

Total	$18,666,085	$168,858	$-	$18,497,227

 Level 3 Valuation Reconciliations:

Derivative Liabilities
Balance, July 1, 2009	39,912,733
Reclassification to APIC due to conversion of notes	(6,784,051)
Change in fair value for the year ended June 30, 2010	(14,631,455)
Balance, June 30, 2010	18,497,227

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

See report of independent registered public accounting firm.

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

The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At June 30, 2010 and 2009, the Company’s bank balances, including restricted cash balances, exceeded government-insured limits by approximately $119,675,000 and $111,684,000, respectively. The Company has not experienced non-performance by these institutions.

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

As of June 30, 2010 and 2009, the Company had restricted cash of $11,135,880 and $7,325,000, respectively, of which $11,135,880 and $7,325,000, respectively, were maintained as security deposits for bank acceptance related to the Company’s notes payable.

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

See report of independent registered public accounting firm.

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

The following is a summary of the components of the gain/loss on investments and restricted investments for the years ended June 30, 2010 and 2009:

	For the Year Ended
	June 30,
	2010	2009	2008
Realized loss on trading securities	$406,346	$473,303	$44,481
Unrealized (gain) loss on trading securities	(150,525)	229,425	696,528
Unrealized (gain) loss on restricted investments – available-for-sale securities	(166,378)	1,514,230	(1,347,852)

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

The activities in the allowance for doubtful accounts are as follows for the years ended June 30, 2010 and 2009:

	2010	2009
Beginning allowance for doubtful accounts	$694,370	$155,662
Bad debt expense (recovery)	642,499	538,068
Foreign currency translation adjustments	6,552	640
Ending allowance for doubtful accounts	$1,343,421	$694,370

See report of independent registered public accounting firm.

Inventories

Inventories, consisting of raw materials, work-in-process, packing materials and finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the weighted average method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of June 30, 2010 and 2009, the Company determined that no inventory reserves were necessary.

Advances to suppliers

Advances to suppliers represent partial payments or deposits for future inventory purchases. These advances to suppliers are non-interest bearing and unsecured. From time to time, vendors require a certain amount of monies to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis. As of June 30, 2010, and 2009, the Company’s advance to suppliers amounted to approximately $261,000 and $236,000, respectively.

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

Intangible assets

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. The land use rights are amortized on the straight-line method over the terms of the land use rights of 50 years.

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

See report of independent registered public accounting firm.

Impairment of long-lived assets

Long-lived assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying values have become impaired. The Company considers assets to be impaired if the carrying values exceed the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2010, the Company expects these assets to be fully recoverable.

Beneficial conversion feature of convertible notes

In accordance with accounting standards governing the beneficial conversion feature of convertible notes, the Company has determined that the convertible notes contained a beneficial conversion feature because on November 6, 2007, the effective conversion price of the $5,000,000 convertible note was $5.81 when the market value per share was $16.00, and on May 30, 2008, the effective conversion price of the $30,000,000 convertible note was $5.10 when the market value per share was $12.00. Total value of beneficial conversion feature of $2,904,092 for the November 6, 2007 convertible note and $19,111,323 for the May 30, 2008 convertible debt was discounted from the carrying value of the convertible notes. The beneficial conversion feature is amortized using the effective interest method over the term of the note. As of June 30, 2010 and 2009, a total of $8,637,647 and $17,955,637, respectively, remained unamortized for the beneficial conversion feature.

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

Under this accounting standard, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

See report of independent registered public accounting firm.

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

VAT on sales and VAT on purchases amounted to $16,565,462 and $3,542,607, respectively, for the year ended June 30, 2010. VAT on sales and VAT on purchases amounted to $17,037,463 and $2,918,492, respectively, for the year ended June 30, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to $575,357, $575,743 and $365,327 for the years ended June 30, 2010, 2009, and 2008, respectively.

Advertising

Expenses incurred in the advertising of the Company and the Company’s products are charged to operations currently. Advertising expenses amounted to $5,566,458, $2,572,631and $4,653,121 for the years ended June 30, 2010, 2009 and 2008, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties to assist in such efforts. Research and development costs for the years ended June 30, 2009, 2008, and 2007 were approximately $4,400,000, $4,395,000, and $3,236,000, respectively.

Recent accounting pronouncements

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

See report of independent registered public accounting firm.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, or ASU 2010-09. This ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. This ASU was effective immediately upon issuance and was adopted in February 2010. The adoption of this ASU did not have a material impact on the accompanying consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have a significant impact on its consolidated financial statements.

Reclassifications

Non-operating income and expenses were grossed up and in the prior year’s consolidated financial statements these amounts have been netted into Non-operating expense (income) to conform to the current period presentation with no impact on the previously reported net income or cash flows.

See report of independent registered public accounting firm.

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

The Company accounted for this acquisition using the purchase method of accounting in accordance with an accounting standard relates to, “Business Combinations.” The purchase price was determined based on an arm's length negotiation and no finder's fees or commissions were paid in connection with this acquisition.

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

	Year Ended June 30, 2009	Year Ended June 30, 2008
Net Revenues	$124,729,372	$115,573,456
Income from Operations	50,265,379	34,244,471
Net Income	29,234,644	23,848,737
Net Income (loss) Per Shares
Basic	$2.8	$2.43
Diluted	$0.11	$(0.97)
Weighted Average number of shares outstanding
Basic	10,424,592	9,807,778
Diluted	14,848,096	10,544,079

See report of independent registered public accounting firm.

Note 4 - Earnings per share

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

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended June 30, 2010, 2009, and 2008:

Basic earnings per share

	2010	2009	2008
For the years ended June 30, 2010, 2009 and 2008
Net income for basic earnings per share	$29,850,355	$28,880,264	$22,451,060

Weighted average shares used in basic computation	11,104,025	10,061,326	9,164,127

Earnings per share – Basic	$2.69	$2.87	$2.45

Diluted earnings (loss) per share

	2010	2009	2008
			RESTATED
For the years ended June 30, 2010, 2009 and 2008
Net income for basic earnings per share	$29,850,355	$28,880,264	$22,451,060
Add: interest expense	4,887,484	2,124,340	345,833
Add: financing cost amortization	801,034	680,276	123,963
Add: note discount amortization	14,823,337	4,004,868	2,500,043
Subtract: unamortized financing cost at beginning of the period	(1,236,668)	(1,916,944)	(2,040,907)
Subtract: unamortized debt discount at beginning of the period	(28,493,089)	(32,499,957)	(35,000,000)
Net income for diluted earnings per share	20,632,453	1,274,847	(11,620,008)
Weighted average shares used in basic computation	11,104,025	10,061,326	9,164,127
Diluted effect of stock options	267,185	48,504	-
Diluted effect of warrants	-	-	-
Diluted effect of convertible notes	3,763,920	4,375,000	736,301
Weighted average shares used in diluted computation	15,135,130	14,484,830	9,900,428

Earnings (loss) per share:
Basic	$2.69	$2.87	$2.45
Diluted	$1.36	$0.09	$(1.17)

See report of independent registered public accounting firm.

For the year ended June 30, 2010, 7,500 options at an average exercise price of $17.93 were not included in the diluted earnings per share calculation due to the anti-dilutive effect.

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

Note 5 - Discontinued operations

In connection with the reverse merger with Karmoya on October 1, 2007, the Company determined to discontinue its operations of business development and marketing, as it no longer supported its core business strategy. The discontinuance of these operations did not involve any sale of assets of assumption of liabilities by another party. In conjunction with the discontinuance of operations, the Company determined that the assets related to the Company’s business development and marketing operations were subject to the recognition of impairment. However, since the related assets are continuing to be used by the Company’s Karmoya and subsidiaries, the Company determined that there had been no impairment. The remaining liabilities of the discontinued operations are reflected in the consolidated balance sheets under the caption "liabilities assumed from reorganization" which amounted to approximately $525,000and $1,565,000 as of June 30, 2010 and 2009, respectively.

The FASB’s accounting standard, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of a component of entity that has been disposed of or is classified as held for sale shall be reported in discontinued operations. Accordingly, the results of operations of the business development and marketing operation segment are reported as discontinued operations in the accompanying consolidated statements of income for the years ended June 30, 20010, 2009 and 2008. The following is a summary of the components of the loss from discontinued operations for the years ended June 30, 2010, 2009 and 2008:

See report of independent registered public accounting firm.

	2010		2009		2008
Revenues	$		$		$-
Cost of sales			$		-
Gross profit					-
Operating and other non-operating expenses		243,792		1,781,946	380,027
Loss from discontinued operations before other expenses and income taxes		243,792		1,781,946	380,027
Income tax benefit		-		-	-
Loss from discontinued operations		$243,792		$1,781,946	$380,027

Note 6 - Inventories

Inventories consisted of the following as of June 30, 2010 and 2009:

	2010	2009
Raw materials	$822,460	$1,539,612
Work-in-process	326,831	55,992
Packing materials	140,328	483,287
Finished goods	910,995	1,198,303
Total	$2,200,614	$3,277,194

Note 7 - Plant and equipment

Plant and equipment consist of the following at June 30, 2010 and 2009:

	2010	2009
Buildings and building improvements	$12,891,331	$12,798,375
Manufacturing equipment	2,783,090	2,603,114
Office equipment and furniture	222,172	291,061
Vehicle	479,999	477,396
Total	16,376,592	16,169,946
Less: accumulated depreciation	(3,092,280)	(2,212,549)
Total	$13,284,312	$13,957,397

For the years ended June 30, 2010, 2009, and 2008, depreciation expense amounted to $823,087, $679,507, and $517,863, respectively.

Note 8 - Intangible assets

At June 30, 2010 and 2009, intangible assets consist of the following:

See report of independent registered public accounting firm.

	2010	2009
Land use rights	$28,359,388	$11,245,939
Patents	4,964,010	4,937,050
Customer lists and customer relationships	1,129,716	1,123,580
Trade secrets- formulas and manufacture process know-how	1,031,100	1,025,500
Licenses	23,494	23,367
Total	35,507,708	18,355,436
Less: accumulated amortization	(2,913,382)	(1,314,255)
Total	$32,594,326	$17,041,181

The estimated amortization expenses for the next five years and thereafter are:

Years ending June 30:
2011	$2,091,043
2012	1,907,869
2013	1,707,106
2014	1,270,853
2015 and thereafter	25,617,455
Total	$32,594,326

For the years ended June 30, 2010, 2009, and 2008, amortization expense relating to the above intangible assets amounted to $1,585,141, $735,427, and $184,465, respectively.

Note 9 - Debt

Short term bank loans

Short term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. The Company’s short term bank loan consisted of the following:

	June 30, 2010	June 30,2009
Loan from Communication Bank; due December 2010 and 2009; interest rate of 6.37% and 6.37% per annum; monthly interest payment; guaranteed by related party, Jiangbo Chinese-Western Pharmacy.	$2,209,500	$2,197,500
Total	$2,209,500	$2,197,500

Interest expense related to the bank loans amounted to $142,523, $116,649, and $436,818 for the years ended June 30, 2010, 2009, and 2008, respectively.

See report of independent registered public accounting firm.

Notes Payable

Notes payable represent amounts due to a bank which are normally secured and are typically renewed. All notes payable are secured by the Company’s restricted cash. The Company’s notes payables consist of the following:

	June 30, 2010	June 30, 2009
Commercial Bank, 100% of restricted cash deposited.	$11,135,880	$7,325,000

Total	$11,135,880	$7,325,000

Note 10 - Related party transactions

Other receivable - related party

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Company’s Chief Executive Officer and other majority shareholders. For the years ended June 30, 2010, 2009 and 2008, the Company recorded other income of approximately $323,000, 383,000and $110,000 from leasing the two buildings to this related party. As of June 30, 2010 and 2009, amount due from this related party was approximately $324,000 and $0, respectively. The other receivable – related party outstanding amount at June 30, 2010 was fully received in September 2010.

Other payables - related parties

The Company leases two warehouses from Shandong Hilead Biotechnology Co., Ltd., a company majority owned by the Company’s Chairman and former Chief Executive Officer, in fiscal year 2010. For the years ended June 30, 2010, the Company recorded rent expenses related to this lease of approximately $103,000 which are included in the Company’s selling, general and administrative expenses. As of June 30, 2010, amount due to this related party was approximately $49,000.

Other payables-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chairman and former Chief Executive Officer. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.  Other payables - related parties consisted of the following:

	June 30, 2010	June 30, 2009
Payable to Wubo Cao, Chairman of the Board and former Chief Executive Officer	$154,866	$184,435

Payable to Shandong Hilead Biotechnology Co., Ltd., majority owned by Wubo, Cao, Chairman of the Board and formal Chief Executive Officer	48,609	-

Payable to Haibo Xu, formal Chief Operating Officer and Director	33,688	33,688

Payable to Elsa Sung, Chief Financial Officer	5,932	18,333

Payable to John Wang, Director	12,500	2,500

Total other payable - related parties	$255,595	$238,956

See report of independent registered public accounting firm.

Note 11 - Concentration of major customers, suppliers, and products

For the years ended June 30, 2010, 2009 and 2008, sales from top four products accounted for 99.6%, 96.42% and 95.9%, respectively, of the Company’s total sales.

For the years ended June 30, 2010 and 2009, top two customers accounted for approximately 20.4% and 13.3%, respectively, of the Company's sales. These two customers represented 19.2% and 16.2% of the Company’s total accounts receivable as of June 30, 2010 and 2009, respectively.

For the years ended June 30, 2010 and 2009, two suppliers accounted for approximately 57.0% and 49.1%, respectively, of the Company’s purchases. These two suppliers represented 53.0% and 53.0% of the Company’s total accounts payable as of June 30, 2010 and 2009, respectively.

Note 12 - Taxes

Income taxes

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the company had no U.S. taxable income during the years ended June 30, 2010, 2009, and 2008.

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

Liangyang Jiangbo was subject to 25% income tax rate from January 1, 2008, to June 30, 2010. In 2008, the Chinese local government granted Laiyang Jiangbo special tax waivers to exempt and release certain corporate income tax, value added tax, and other miscellaneous tax liabilities; the PRC local government has provided various incentives to local companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. The tax waivers were provided on a non-recurring basis. For the year ended June 30, 2010 and 2009, the Company did not receive any tax exemptions. For the year ended June 30, 2008, the Company received $5,256,634 in tax exemption. Of that amount, $2,114,983 was reflected as reduction of the provision for income taxes; $1,695,671 was reflected as reduction of sales tax and miscellaneous fees; and $1,445,980 was recorded as non-operating income.

See report of independent registered public accounting firm.

Total tax exemptions for the years ended June 30, 2008 is summarized as follows:

June 30, 2008
VAT tax exemption	$1,428,804
Income tax exemption	2,114,983
City construction tax exemption	1,079,063
Others	633,784
Total	$5,256,634

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and are as follows for the fiscal years ended June 30, 2010, 2009 and 2008:

	2010	2009	2008

U.S. statutory rates	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)%	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%	25.0%
China income tax exemptions	-	-%	(5.6)%
Other Items(a)	5.2%	5.7%	4.3%
Total provision for income taxes	30.2%	30.7%	23.7%

(a)  The 5.2%, 5.7% and 4.3% represent the expenses incurred by the Company that are not deductible for PRC income tax purpose for the years ended June 30, 2010, 2009 and 2008 respectively.

Taxes Payable

Taxes payable as of June 30, 2010 and 2009 are as follows:
	2010	2009
Value added tax	$1,372,353	$4,090,492
Income taxes	4,504,188	6,689,199
Other taxes	382,730	468,535
Total	$6,259,271	$11,248,226

Jiangbo incurred net operating losses of approximately $2,729,000 for income tax purposes for the year ended June 30, 2010.  The estimated net operating loss carry forwards for US income taxes amounted to approximately $4,884,000 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2027 through 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for US income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the period ended June 30, 2010 was approximately $899,000 and the accumulated valuation allowance as of June 30, 2010 amounted to approximately $1,661,000. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $116,653,000 as of June 30, 2010, and is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

See report of independent registered public accounting firm.

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

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issuance costs and is being amortized to interest expense over the life of the debenture. During the years ended June 30, 2010 and 2009, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $127,037 and $118,136, respectively. The remaining balance of debt issuance costs of the November 2007 Purchase Agreement at June 30, 2010 and 2009 was $32,118 and $159,155, respectively. The amortization of debt discounts was $2,381,647 and $817,564 for the years ended June 30, 2010 and 2009, respectively, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the debt discount was $1,255,430 and $3,637,077 at June 30, 2010 and 2009, respectively.

The November 2007 Debenture bears interest at the rate of 6% per annum, payable in semi-annual installments on May 31 and November 30 of each year, with the first interest payment due on May 31, 2008. The initial conversion price (“November 2007 Conversion Price”) of the November 2007 Debentures is $10 per share. If the Company issues common stock at a price that is less than the effective November 2007 Conversion Price, or common stock equivalents with an exercise or conversion price less than the then effective November 2007 Conversion Price, the November 2007 Conversion Price of the November 2007 Debenture and the exercise price of the warrants will be reduced to such price. The November 2007 Debenture may not be prepaid without the prior written consent of the Holder, as defined. In connection with the Offering, the Company placed in escrow 500,000 shares of common stock issued by the Company in the name of the escrow agent. In the event the Company’s consolidated Net Income Per Share (as defined in the Purchase Agreement), for the year ended June 30, 2008, is less than $1.52, the escrow agent shall deliver the 500,000 shares to the November 2007 Investor. The Company has concluded its fiscal 2008 Net Income Per Share has met the required amount and no shares were delivered to the November 2007 Investor. As of June 30, 2010, the 500,000 shares are still in escrow.

See report of independent registered public accounting firm.

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act").

During the year ended June 30, 2010, the Company issued 125,000 shares of its common stock upon conversion of $1,000,000 November 2007 Debentures. As of June 30, 2010, a total of $1,000,000 November 2007 Debentures has been converted into common shares

May 2008 Convertible Debentures

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

In connection with the private placement, the Company paid the placement agents a fee of $1,500,000 and incurred other expenses of $186,500, which were capitalized as deferred debt issuance costs and is being amortized to interest expense over the life of the debenture. During the years ended June 30, 2010 and 2009, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $673,997 and $562,140, respectively. The remaining balance of debt issuance costs of the May 2008 Purchase Agreement at June 30, 2010 and 2009 was $403,516 and $1,077,513, respectively. The amortization of debt discounts was $12,441,691 and $3,189,304 for the years ended June 30, 2010 and 2009, respectively, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the unamortized debt discount was $12,414,322 and $24,856,012 at June 30, 2010 and 2009, respectively.

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

In connection with the May 2008 Financing, Mr. Cao, the Company’s Chief Executive Officer and Chairman of the Board, placed 3,750,000 shares of common stock of the Company owned by him into an escrow account pursuant to a make good escrow agreement, dated May 30, 2008 (the “Make Good Escrow Agreement”). In the event that either (i) the Company’s adjusted 2008 earnings before taxes is less than $26,700,000 (“2008 Guaranteed EBT”) or (ii) the Company’s 2008 adjusted fully diluted earnings before taxes per share is less than $1.60 (“2008 Guaranteed Diluted EBT”), 1,500,000 of such shares (the “2008 Make Good Shares”) are to be released pro rata to the May 2008 Investors. In the event that either (i) the Company’s adjusted 2009 earnings before taxes is less than $38,400,000 (“2009 Guaranteed EBT”) or (ii) the Company’s adjusted fully diluted earnings before taxes per share is less than $2.32 (or $2.24 if the 500,000 shares of common stock held in escrow in connection with the November 2007 private placement have been released from escrow) (“2009 Guaranteed Diluted EBT”), 2,250,000 of such shares (the “2009 Make Good Shares”) are to be released pro rata to the May 2008 Investors. Should the Company successfully satisfy these respective financial milestones, the 2008 Make Good Shares and 2009 Make Good Shares will be returned to Mr. Cao. In addition, Mr. Cao is required to deliver shares of common stock owned by him to the Investors on a pro rata basis equal to the number of shares (the “Settlement Shares”) required to satisfy all costs and expenses associated with the settlement of all legal and other matters pertaining to the Company prior to or in connection with the completion of the Company’s October 2007 share exchange in accordance with formulas set forth in the May 2008 Securities Purchase Agreement (post 40-to-1 reverse split). The Company has determined that both thresholds for the years ended June 30, 2009 and June 30, 2008 have been met. The Make Good Shares have yet to be returned to Mr. Cao as of June 30, 2010.

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

See report of independent registered public accounting firm.

During the year ended June 30, 2010, the Company issued 995,000 shares of its common stock upon conversion of $7,960,000 May 2008 Notes. As of June 30, 2010, a total of $8,120,000 May 2008 Notes has been converted into common shares.

The above two convertible debenture liabilities are as follows:

	June 30, 2010	June 30, 2009
November 2007 convertible debenture note payable	$4,000,000	$5,000,000
May 2008 convertible debenture note payable	21,880,000	29,840,000
Total convertible debenture note payable	25,880,000	34,840,000
Less: Unamortized discount on November 2007 convertible debenture note payable	(1,255,430)	(3,637,077)
Less: Unamortized discount on May 2008 convertible debenture note payable	(12,414,322)	(24,856,012)
Convertible debentures, net	$12,210,248	$6,346,911

Interest and Penalty

As a result of the delay in its ability to transfer cash out of PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company became delinquent on the payment of interest under the November 2007 Debentures and May 2008 Notes in December 2009. In February 2010, the Company and the majority November 2007 Debentures and May 2008 Notes holders entered to a waiver agreement regarding to the delinquent interest payment; the waiver agreement required the Company to make the delinquent interest payments by February 25, 2010 and to have its common stock listed on the Nasdaq Stock market on or prior to April 15, 2010. The Company was not able to meet the waiver letter requirements and has continued dialogue with the November 2007 Debentures and May 2008 Notes holders. As of June 30, 2010 and through the date of this filling, no formal event of default notice has been presented by the November 2007 Debentures and May 2008 Notes holders. Accrued interest and related interest penalty as of June 30, 2010 amounted to $4,679,787.

Note 14 - Shareholders’ equity

Common Stock

In July 2009, the Company issued 1,009 shares of common stock to a Company’s current director as part of his compensation for services. The Company valued these shares at the fair market value on the date of grant of $9.91 per share, or $10,000 in total, based on the trading price of common stock. For the year ended June 30, 2010, the Company recorded stock based compensation expense of $10,000 accordingly.

In August 2009, the Company issued 82,500 shares to Pope as interest payment for the interest due on May 30, 2009 on the November 2007 Debentures and the May 2008 Notes at $8 per share. The Company valued these shares at the fair market value on the date of grant of $11.81 per share based on the trading price of common stock, or $974,325 in total, of which $660,000 was recorded as interest expense for the year ended June 30, 2009 and $314,325 was recorded as additional interest expense in the year ended June 30, 2010.

See report of independent registered public accounting firm.

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

In September 2009, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of convertible debt. In connection with the conversion, the Company recorded $402,112 of interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures. In connection with the conversion, the Company issued 938 shares of its common stock for the final interest payment at $8 per share. The Company valued the 938 shares at the fair market value on the date of issuance of $11 per share and recorded $10,300 interest expense in total.

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

In January 2010, the Company issued 301,250 shares of its common stock in connection with the conversions of $2,410,000 of convertible debt. In connection with the conversion, the Company recorded $1,822,111 of interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures. In connection with one of the conversions, the Company issued 577 shares of its common stock for the final interest payment at $8 per share. The Company valued the 577 shares at the fair market value on the date of issuance of $11.14 per share and recorded $6,429 interest expense in total.

In March 2010, the Company issued 1,143 shares of common stock to a Company’s current director as part of his compensation for services and 2,286 shares of common stock to a Company’s officer to pay off part of her accrued compensation. The Company valued these shares at the fair market value on the date of grant of $8.75 per share, or $30,000 in total, based on the trading price of common stock. For the year ended June 30, 2010, the Company recorded stock based compensation expense of $10,000 and reduced $20,000 of other payable-related parties accordingly.

In April 2010, the Company issued 43,750 shares of its common stock in connection with the conversion of $350,000 of convertible debt. In connection with the conversion, the Company recorded $237,846 of interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

See report of independent registered public accounting firm.

In June 2010, the Company issued 125,000 shares of its common stock in connection with the conversion of $1,000,000 of convertible debt. In connection with the conversion, the Company recorded $618,976 of interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

In June 2010, the Company issued 25,000 shares of common stock to a Company’s Chairman and then Chief Executive Officer as his compensation for annual bonus. The Company valued these shares at the fair market value on the date of grant of $8.50 per share, or $212,500 in total, based on the trading price of common stock. For the year ended June 30, 2010, the Company recorded stock based compensation expense of $212,500 for the issunace accordingly.

In June 2010, the Company’s Board approved to issue 33,250 shares of common stock to several of the Company’s directors and officers as their compensation for services and bonus pending on shareholders’ vote to approve an S-8 plan for employee incentive stock option plan. The Company valued these shares at the fair market value of $9.0 per share, or $299,250 in total, based on the trading price of common stock. For the year ended June 30, 2010, the Company recorded stock based compensation expense of $143,100 and reduced $156,150 of other payable-related parties accordingly.

Registered capital contribution receivable

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown in capital contribution receivable on the accompanying consolidated financial statements. As part of its agreements with the shareholders, the Company was to receive the entire $10,000 in October 2007. As of June 30, 2010, the Company has not received the $10,000.

Union Well was established with a registered capital of $1,000. In connection with Karmoya’s acquisition of Union Well, the registered capital of $1,000 is reflected as capital contribution receivable on the accompanying consolidated financial statements. The $1,000 was due in October 2007; however, as of June 30, 2010, the Company has not received the $1,000.

Note 15 – Warrants

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

See report of independent registered public accounting firm.

A summary of the warrants as of June 30, 2010, and changes during the years ended June 30, 2010 and 2009, respectively, is presented below:

Number of warrants
Outstanding as of June 30, 2008	2,349,085
Granted	40,000
Forfeited	(74,085)
Exercised	-
Outstanding as of June 30, 2009	2,315,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2010	2,315,000

The following is a summary of the status of warrants outstanding at June 30, 2010:

Outstanding Warrants			Exercisable Warrants
Average Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$6.00	40,000	1.63	$6.00	40,000	1.63
$8.00	400,000	0.35	$8.00	400,000	0.35
$10.00	1,875,000	2.92	$10.00	1,875,000	3.17
Total	2,315,000			2,315,000

The Company has 2,315,000 warrants outstanding and exercisable at an average exercise price of $9.59 per share as of June 30, 2010.

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

On June 10, 2008, 7,500 options were granted and the fair value of this option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date Average Fair
	Life	Volatility	Yield	Interest Rate	Value
Current officer	5 years	95%	0%	2.51%	$8.00

As of June 30, 2010, of the 7,500 options held by the Company’s executives, directors, and employees, are fully vested.

The following is a summary of the option activity during the years ended June 30, 2010 and 2009, respectively:

Number of options
Outstanding as of June 30, 2008	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2009	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2010	140,900

See report of independent registered public accounting firm.

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average Exercise price	Number	Average remaining contractual life (years)
$4.2	133,400	0.5	$4.2	133,400	0.50
12	2,000	2.95	12	2,000	2.95
16	1,750	2.95	16	1,750	2.95
20	1,875	2.95	20	1,875	2.95
24	1,875	2.95	24	1,875	2.95
$4.93	140,900		$4.93	140,900

For the years ended June 30, 2010 and 2009, the Company recorded total stock-based compensation expense of $666,854 and $104,107, respectively.  As of June 30, 2010 and 2009, there was approximately $0 and $89,000, respectively, of total unrecognized compensation expense related to unvested share-based compensation arrangements granted.

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

The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operations of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for 2010, 2009, and 2008.

Pursuant to the Company's articles of incorporation, the Company should appropriate 10% of the net profit as statutory surplus reserve up to 50% of the Company’s registered capital. For the year ended June 30, 2008, the Company appropriated to the statutory surplus reserve in the amount of $1,096,241. The Company’s statutory surplus reserve has reached 50% of its registered capital as of June 30, 2008, as such; no additional reserve was recorded during the year ended June 30, 2010 and 2009.

See report of independent registered public accounting firm.

Note 18 - Employee pension

Employee pension in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the years ended June 30, 2010, 2009, and 2008, the Company made pension contributions in the amount of approximately $178,000, $146,000, and $35,000, respectively.

Note 19 - Accumulated other comprehensive income

The components of accumulated other comprehensive income for the years ended June 30, 2010 and 2009 are as follows:

	June 30,	June 30,
	2010	2009
Beginning Balance	$6,523,602	$7,700,905
Foreign currency translation gain	927,723	336,927
Unrealized gain (loss) on restricted marketable securities	166,378	(1,514,230)
Ending Balance	$7,617,703	$6,523,602

Note 20 - Commitments and contingencies

Commitment

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

For the years ended June 30, 2010 and 2009, approximately $4,400,000 and $4,395,000 related to the two CRADAs, respectively, was incurred as research and development expenses. As of June 30, 2010, the Company’s future estimated payments to those CRADAs amounted to approximately $3.4 million.

See report of independent registered public accounting firm.

Contingencies

Delinquent in the Payment of Interest and required to repay November 2007 Debenture and May 2008 Notes

As discussed on note 13, the Company became delinquent in the payment of interest on its 2007 Debenture and May 2008 Notes in December 2009. To date, the Company has remained unable to make these payments. Additionally, the Company will be required to repay the then outstanding aggregate principal amount of the 2007 Debentures, together with all accrued interest and penalties, on November 7, 2010 and repay the 2008 Notes then outstanding aggregate principal amount, together with all accrued interest and penalties, on May 30, 2011. The Company has been engaged in continuing discussions with the holders of the 2007 Debenture and the 2008 Notes with respect to this payment delinquency. As of the date of this report the Company has not received a formal acceleration notice under the terms of the 2007debentures and May 2008 Notes, nor have any actions been taken against the Company to secure the obligations. In the event that the Company is unable to repay the 2007 Debentures and/or the 2008 Notes, upon such an acceleration, or in the event that the Company is unable to repay the 2007 Debentures and the 2008 Notes, when due, it is likely that the debenture holders will institute legal proceedings against the Company to collect the amounts due under the 2007 Debentures and/or the 2008 Notes.  The occurrence of any of these events would be materially adverse to the Company’s ability to continue its business as it is presently conducted.

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

Legal proceedings

The Company is involved in various legal matters arising in the ordinary course of business. The following summarizes the Company’s pending and settled legal proceedings as of June 30, 2010:

China West II, LLC and Genesis Technology Group, Inc., n/k/a Jiangbo Pharmaceuticals, Inc. (Arbitration)

In April 2010, China West II, LLC (“CW II”) filed a Demand For Arbitration with the American Arbitration Association the case of  CW II and Genesis Technology Group, Inc. n/k/a Jiangbo Pharmaceuticals, Inc. In that matter, CW II seeks repayment and interest on a $142,500 promissory note dated August 3, 2007 made by Genesis Equity Partners II LLC (“GEP”), a subsidiary of the Company prior to the October 2007 reverse merger, and guaranteed by the Company. The Company believes the promissory note has been paid in full by members of GEP and CWII’s demand is without merit and plans to vigorously defend its position. As of the date of these consolidated financial statements, the Company is unable to estimate a loss, if any, the Company may incur related expenses to this lawsuit.

Note 21- Subsequent event

In July 2010, the Company issued 562,500 shares of its common stock in connection with the conversion of $4,500,000 of May 2008 Convertible Debentures.

In August 2010, the Company issued 125,000 shares of its common stock in connection with the conversion of $1,000,000 of May 2008 Convertible Debentures.

In September 2010, the Company issued 250,000 shares of its common stock in connection with the conversion of $2,000,000 of May 2008 Convertible Debentures.

See report of independent registered public accounting firm.