Form 10-Q
period 2010-09-30
Jiangbo Pharmaceuticals, Inc.
filed 2010-11-15
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number:    000-53037

JIANGBO PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-1130026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Haihe Road, Laiyang Economic Development Laiyang City, Yantai, Shandong Province, People’s Republic of China 265200
(Address of principal executive offices) (Zip Code)

(0086) 535-7282997
(Registrant’s telephone number, including area code)

______________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total number of shares outstanding at November 14, 2010 was 12,706,502.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,892,650	$108,616,735
Restricted cash	14,135,797	11,135,880
Investments	171,732	168,858

Accounts receivable, net of allowance for doubtful accounts of $1,271,473 and $1,343,421 as of September 30, 2010 and June 30, 2010, respectively	31,404,925	33,195,201
Inventories	2,401,208	2,200,614
Other receivables	39,686	13,241
Other receivable - related parties	82,335	324,060
Advances to suppliers	476,743	260,688
Financing costs	200,902	435,634
Total current assets	172,805,978	156,350,911

PLANT AND EQUIPMENT, net	13,615,209	13,284,312

OTHER ASSETS:
Long term prepayments	218,867	110,725
Intangible assets, net	32,730,814	32,594,326
Total other assets	32,949,681	32,705,051

Total assets	$219,370,868	$202,340,274

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,572,511	$4,113,219
Short term bank loans	2,245,500	2,209,500
Notes payable	14,135,797	11,135,880
Other payables	4,086,838	3,888,034
Other payables - related parties	240,270	255,595
Accrued liabilities	5,658,375	4,899,829
Taxes payable	5,942,962	6,259,271
Refundable security deposits due to distributors	3,892,200	3,829,800
Liabilities assumed from reorganization	524,614	524,614
Derivative liabilities	8,903,500	18,497,227

Convertible debt, net of discount $6,892,616 and $13,669,752 as of September 30, 2010 and June 30, 2010, respectively	11,487,384	12,210,248
Total current liabilities	61,689,951	67,823,217

Total liabilities	61,689,951	67,823,217

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Convertible preferred stock Series A ($0.001 par value; 20,000,000 shares authorized as of September 30, 2010 and June 30, 2010, 0 shares issued and outstanding as of September 30, 2010 and June 30, 2010)	-	-
Common stock ($0.001 par value, 22,500,000 shares authorized, 12,644,002 and 11,701,802 shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively)	12,644	11,702
Additional paid-in capital	40,523,508	30,846,915
Capital contribution receivable	(11,000)	(11,000)
Retained earnings	103,372,547	92,797,859
Statutory reserves	3,253,878	3,253,878
Accumulated other comprehensive income	10,529,340	7,617,703
Total shareholders' equity	157,680,917	134,517,057
Total liabilities and shareholders' equity	$219,370,868	$202,340,274

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	For the Three Months Ended September 30,
	2010	2009
REVENUES:
Sales	$27,669,622	$24,384,054

Total revenues	27,669,622	24,384,054

COST OF SALES
Cost of sales	7,661,422	6,260,399

Total cost of sales	7,661,422	6,260,399

GROSS PROFIT	20,008,200	18,123,655

RESEARCH AND DEVELOPMENT EXPENSE	961,350	1,099,575

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,486,933	4,341,806

INCOME FROM OPERATIONS	14,559,917	12,682,274

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	(7,454,351)	4,821,093
Other income - related parties	(81,345)	(80,636)
Non-operating (income) expense, net	1,342	(152,414)
Interest expense, net	7,764,270	2,757,178
Loss from discontinued operations	-	77,208
Total other expense, net	229,916	7,422,429

INCOME BEFORE PROVISION FOR INCOME TAXES	14,330,001	5,259,845

PROVISION FOR INCOME TAXES	3,755,313	3,287,791

NET INCOME	10,574,688	1,972,054

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss)	-	23,544
Foreign currency translation adjustment	2,911,637	152,180

COMPREHENSIVE INCOME	$13,486,325	$2,147,778

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	12,238,356	10,502,527

BASIC EARNINGS PER SHARE	$0.86	$0.19

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	15,061,969	14,837,527

DILUTED EARNINGS (LOSS) PER SHARE	$0.29	$(1.68)

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock Par Value $0.001		Additional	Capital	Retained Earnings		Accumulated other
	Number		Paid-in	contribution	Statutory	Unrestricted	comprehensive
	of shares	Amount	capital	receivable	reserves	earnings	income	Totals

BALANCE, June 30, 2009	10,435,099	$10,435	$48,397,794	$(11,000)	$3,253,878	$67,888,667	$6,523,602	$126,063,376

Cumulative effect of reclassification of warrants			(34,971,570)			(4,941,163)		(39,912,733)

BALANCE, July 1, 2009 as adjusted	10,435,099	10,435	13,426,224	(11,000)	3,253,878	62,947,504	6,523,602	86,150,643
								-
Common stock issued for services @ $9.91 per share	1,009	1	9,999					10,000
Common stock issued for interest payment @ $8.00 per share - Pope	83,438	84	984,540					984,624
Conversion of convertible debt to stock	62,500	62	499,937					499,999
Reclassification from warrant liabilities to APIC due to conversion of notes			364,650					364,650
Net income						1,972,054		1,972,054
Change in fair value on restricted marketable equity securities							23,544	23,544
Foreign currency translation gain							152,180	152,180

BALANCE, September 30, 2009 (Unaudited)	10,582,046	$10,582	$15,285,350	$(11,000)	$3,253,878	$64,919,558	$6,699,326	$90,157,694

Common stock issued for payment for other payable-related party @ $8.75 per share	2,286	2	19,998					20,000
Common stock issued for services @ $8.75 per share	1,143	1	9,999					10,000
Common stock issued for interest payment @ $8.00 per share	577	1	6,428					6,429
Common stock issued for services @ $9.00 per share	17,350	17	156,133					156,150
Common stock issuable for bonuses @ $8.50 per share	25,000	25	212,475					212,500
Common stock issuable for bonuses @ $9.00 per share	15,900	16	143,084					143,100
Conversion of convertible debt to stock @ $8.00 per share	1,057,500	1,058	8,458,943					8,460,001
Stock based compensation			135,104					135,104
Reclassification from warrant liabilities to APIC due to conversion of notes			6,419,401					6,419,401
Net income						27,878,301		27,878,301
Change in fair value on restricted marketable equity securities							142,834	142,834
Foreign currency translation gain							775,543	775,543

BALANCE, June 30, 2010	11,701,802	$11,702	$30,846,915	$(11,000)	$3,253,878	$92,797,859	$7,617,703	$134,517,057

Common stock issued for services @ $8.40 per share	3,250	3	27,297					27,300
Common stock issued for services @ $7.49 per share	1,450	1	10,859					10,860
Conversion of convertible debt to stock @ $8.00 per share	937,500	938	7,499,062					7,500,000
Reclassification from warrant liabilities to APIC due to conversion of notes			2,139,375					2,139,375
Net income						10,574,688		10,574,688
Foreign currency translation gain							2,911,637	2,911,637

BALANCE, September 30, 2010 (Unaudited)	12,644,002	$12,644	$40,523,508	$(11,000)	$3,253,878	$103,372,547	$10,529,340	$157,680,917

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,574,688	$1,972,054
Loss from discontinued operations		77,208
Income from continuing operations	10,574,688	2,049,262

Adjustments to reconcile net income to net cash, net of acquisition, provided by operating activities:
Depreciation	209,105	196,353
Amortization of intangible assets	389,836	401,533
Amortization of deferred debt issuance costs	234,732	187,785
Amortization of debt discount	6,777,136	2,080,868
Loss from issuance of shares in lieu of interest	-	317,124
Bad debt expense (recovery), net	(92,708)	127,073
Realized gain on marketable securities	-	(19,065)
Unrealized (gain) loss on marketable securities	(2,874)	(251,004)
Change in fair value of derivative liabilities	(7,454,351)	4,821,093
Stock-based compensation	38,160	87,400
Changes in operating assets and liabilities
Accounts receivable	2,395,814	6,978,550
Accounts receivable - related parties	-	(80,636)
Inventories	(162,757)	518,912
Other receivables	(25,930)	(133,676)
Other receivables - related parties	244,035	-
Advances to suppliers and other assets	(209,410)	(132,555)
Accounts payable	391,004	(2,250,601)
Other payables	(129,435)	523,435
Other payables - related parties	31,545	45,400
Accrued liabilities	764,280	(410,403)
Liabilities assumed from reorganization	-	(33,036)
Taxes payable	(413,102)	2,861,529
Net cash provided by operating activities	13,559,768	17,885,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	498,353
Purchase of equipment and building improvements	(107,726)	(37,280)
Prepayment for equipment	(105,060)	-
Net cash (used in) provided by investing activities	(212,786)	461,073

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(2,784,587)	(7,213,212)
Proceeds from notes payable	7,458,227	7,653,042
Principal payments on notes payable	(4,673,640)	(439,830)
Net cash (used in) provided by financing activities	-	-

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,928,933	152,936

INCREASE IN CASH and CASH EQUIVALENTS	15,275,915	18,499,350

CASH and CASH EQUIVALENTS, beginning	108,616,735	104,366,117

CASH and CASH EQUIVALENTS, ending	$123,892,650	$122,865,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for Interest	$36,126	$390,861
Cash paid for Income taxes	$3,953,233	$1,289,849

Non-cash investing and financing activities:
Fixed asset acquired but not paid	$214,455	$-
Common stock issued for interest payment	$-	$667,500
Common stock issued for convertible notes conversion, net of discount	$7,500,000	$500,000
Derivative liability reclassified to equity upon conversion	$2,139,375	$369,324

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 1 – Organization and business

Jiangbo Pharmaceuticals, Inc. (the “Company” or “Jiangbo”) was originally incorporated in the state of Florida on August 15, 2001, under the name Genesis Technology Group, Inc.

Pursuant to a Certificate of Amendment to the Amended and Restated Articles of Incorporation filed with the state of Florida which took effect as of April 16, 2009, the Company's name was changed from "Genesis Pharmaceuticals Enterprises, Inc." to "Jiangbo Pharmaceuticals, Inc." (the "Corporate Name Change").  The Corporate Name Change was approved and authorized by the Board of Directors of the Company as well as the holders of a majority of the outstanding shares of the Company’s voting stock by written consent. As a result of the Corporate Name Change, the stock symbol changed to "JGBO" with the opening of trading on May 12, 2009.

Our primary operations consist of the business and operations of our direct and indirect subsidiaries and Variable Interest Entity (“VIE”), which produce and sell western pharmaceutical products and traditional Chinese pharmaceutical products in China and focuses on developing innovative medicines to address various medical needs for patients worldwide.

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by US Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, the accompanying consolidated balance sheets, and related interim consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows, include all adjustments, consisting only of normal recurring items. However, these consolidated financial statements are not indicative of a full year of operations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K.

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

Asset and liability accounts at September 30, 2010, were translated at 6.70 RMB to $1.00 as compared to 6.79 RMB to $1.00 at June 30, 2010. Equity accounts were stated at their historical rates. The average translation rates applied to statements of income for the three months ended September 30, 2010 and 2009 were 6.76 RMB and 6.82 RMB to $1.00, respectively.

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

The Company is generally not contractually obligated to accept returns. However, on a case by case negotiated basis, the Company permits customers to return their products. Management has evaluated the Company’s customers’ historical return experiences and determined the returns and related costs have been minimal. Therefore, no allowance for estimated returns is necessary.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the instrument and the terms of the transaction, the fair value of notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model.

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

As such, effective July 1, 2009, the Company reclassified the fair value of the conversion features on the convertible notes and warrants from equity to liability, as if these conversion features on the convertible notes and warrants were treated as a derivative liability since their initial issuance dates. Therefore, on July 1, 2009, the Company reclassified approximately $35 million from additional paid-in capital and approximately $4.9 million from beginning retained earnings to warrant liabilities, as a cumulative effect adjustment, to recognize the fair value of the conversion features on the convertible notes and warrants.

For the three months ended September 30 2010, $7.5 million convertible notes were converted. As of September 30, 2010, the Company has $18,380,000 convertible notes and 2,275,000 warrants outstanding. The fair value of the conversion features on the convertible notes was approximately $2.7 million and the fair value of the warrants was approximately $6.1 million.  The Company recognized $7.5 million gain from the change in fair value of the conversion features on the convertible notes and warrants for the three months ended September 30, 2010.

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the conversion features on the convertible notes and warrants using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2010				July 1, 2010
	Annual dividend yield	Expected term (years)	Risk-free interest rate	Expected volatility	Annual dividend yield	Expected term (years)	Risk-free interest rate	Expected volatility
Conversion feature on the $5 million convertible notes	-	0.10	0.14%	66.00%	-	0.35	0.22%	57.00%
Conversion feature on the $30 million convertible notes	-	0.66	0.19%	66.00%	-	0.92	0.32%	57.00%
400,000 warrants issued in November 2007	-	0.10	0.14%	66.00%	-	0.35	0.22%	57.00%
1,875,000 warrants issued in May 2008	-	2.67	0.64%	82.00%	-	2.92	1.00%	85.00%

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

	Carrying Value at September 30,	Fair Value Measurements at September 30, 2010, Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Investments	$171,732	$171,732	$-	$-
$4M Convertible Debt (November 2007)	215,000	-	-	215,000
$14.4M Convertible Debt (May 2008)	2,516,500	-	-	2,516,500
400,000 warrants issued in November 2007	172,000	-	-	172,000
1,875,000 warrants issued in May 2008	6,000,000	-	-	6,000,000
Total	$9,075,232	$171,732	$-	$8,903,500

Level 3 Valuation Reconciliations:

	September 30, 2010	June 30, 2010
	(Unaudited)
Beginning Balance	$18,497,227	$39,912,733
Reclassification to APIC due to conversion of notes	(2,139,376)	(6,784,051)
Chang in fair value	(7,454,351)	(14,631,455)
Ending Balance	$8,903,500	$18,497,227

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

An accounting standard became effective for the Company on July 1, 2008 which provided the Company with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.

Stock-based compensation

The Company records stock-based compensation expense pursuant to the governing accounting standard which requires companies to measure the compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company estimates the fair value of the awards using the Black-Scholes option pricing model. Under this accounting standard, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China (“PRC.”) The Company considers all highly liquid instruments with original maturities of three months or less, and money market accounts to be cash and cash equivalents.

The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of September 30, 2010 and June 30, 2010, the Company’s bank balances, including restricted cash balances, exceeded government-insured limits by approximately $137,990,000 and $119,675,000, respectively. To date, the Company has not experienced any losses in such accounts.

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

Investment and restricted investments

Investments are comprised of marketable equity securities of publicly traded companies and are stated at fair value based on the quoted prices of these securities. These investments are classified as trading securities based on the Company’s intent to sell them in the near term. Restricted investments are marketable equity securities of publicly traded companies that were acquired through the reverse merger and contained certain SEC Rule 144 restrictions on the securities. Restricted investments are carried at fair value based on the trade price of these securities.  These securities were classified as available-for-sale and reflected as restricted and noncurrent. As of September 30, 2010 and June 30, 2010, restrictions on these investments were lifted as the Company met the holding period requirement and the Company has reclassified those investments as investments- trading securities.

The following is a summary of the components of the gain/loss on investments and restricted investments for the three months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,
	2010	2009
	(Unaudited)
Investments - trading securities
Realized gain	$-	$19,065
Unrealized gain	2,874	251,004

Restricted investments – available-for-sale securities
Unrealized gain	-	23,544

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

The activities in the allowance for doubtful accounts are as follows for the periods ended September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
	(Unaudited)
Beginning allowance for doubtful accounts	$1,343,421	$694,370
Bad debt additions	77,718	642,499
Bad debt recovery	(170,426)	-
Foreign currency translation adjustments	20,760	6,552
Ending allowance for doubtful accounts	$1,271,473	$1,343,421

Inventories

Inventories, consisting primarily of raw materials and finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the weighted average method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of September 30, 2010 and June 30, 2010, the Company determined that no reserves were necessary.

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

The estimated useful lives of intangible assets are as follows:

Useful Life
Land use rights	20-50 Years
Patents	5 Years
Licenses	5 Years
Customer list and customer relationships	3 Years
Trade secrets - formulas and know how technology	5 Years

Impairment of long-lived assets

Long-lived assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying values have become impaired. The Company considers assets to be impaired if the carrying values exceed the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2010, the Company expects these assets to be fully recoverable.

Beneficial conversion feature of convertible notes

In accordance with accounting standards governing the beneficial conversion feature of convertible notes, the Company has determined that the convertible notes contained a beneficial conversion feature because on November 6, 2007, the effective conversion price of the $5,000,000 convertible note was $5.81 when the market value per share was $16.00, and on May 30, 2008, the effective conversion price of the $30,000,000 convertible note was $5.10 when the market value per share was $12.00. Total value of beneficial conversion feature of $2,904,092 for the November 6, 2007 convertible note and $19,111,323 for the May 30, 2008 convertible note was discounted from the carrying value of the convertible notes. The beneficial conversation feature is amortized using the effective interest method over the terms of the notes. As of September 30, 2010 and June 30, 2010, total of $4,359,536 and $8,637,647, respectively, remained unamortized for the beneficial conversion feature.

Income taxes

The Company accounts for income taxes in accordance with the FASB’s accounting standard for income taxes. This standard requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.  Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of September 30, 2010 and June 30, 2010, the Company did not have any net deferred tax assets or liabilities.

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

Under this accounting standard, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties or interest incurred relating to underpayment of income taxes are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended September 30, 2010 and 2009.

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

VAT on sales and VAT on purchases amounted to $4,637,665 and $1,162,940 for the three months ended September 30, 2010, respectively, and $4,145,289 and $844,035 for the three months ended September 30, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to $157,480 and $151,062 for the three months ended September 30, 2010 and 2009, respectively.

Advertising

Expenses incurred in the advertising of the Company and the Company’s products are charged to operations. Advertising expenses amounted to $1,171,395 and $1,067,007 for the three months ended September 30, 2010 and 2009, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development of the Company’s products, and fees paid to third parties to assist in such efforts.

Reclassification

Certain reclassifications have been made to the comparative financial statements to conform to the September 30, 2010 consolidated financial statement presentation.  These reclassifications had no effect on net income or cash flows as previously reported.

Recent accounting pronouncements

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company has determined that this accounting standard has not had a significant impact on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This ASU is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. This ASU also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This ASU is effective for fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this ASU are effective for interim and annual periods ending on or after December 15, 2009, and are to be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This ASU provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not anticipate ASU 2010-20 to have a material impact on its consolidated financial statements.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2010 and 2009:

	2010	2009
Net income for basic and diluted earnings per share	$10,574,688	$1,972,054

Weighted average shares used in basic computation	12,238,356	10,502,527
Earnings per share:
Basic	$0.86	$0.19

Diluted earnings (loss) per share

	2010	2009
For the three months ended September 30, 2010 and 2009
Net income for basic earnings per share	$10,574,688	$1,972,054
Add: interest expense	863,597	515,546
Add: financing cost amortization	234,732	187,786
Add: note discount amortization	6,777,136	2,080,869
Subtract: unamortized financing cost at beginning of the period	(435,634)	(1,236,669)
Subtract: unamortized debt discount at beginning of the period	(13,669,752)	(28,493,090)
Net earnings (loss) for diluted earnings (loss) per share	4,344,767	(24,973,504)
Weighted average shares used in basic computation	12,238,356	10,502,527
Diluted effect of stock options, warrants and convertible notes	2,823,613	4,335,000
Weighted average shares used in diluted computation	15,061,969	14,837,527

Earnings (loss) per share-Diluted	$0.29	$(1.68)

For the three months ended September 30, 2010, 7,500 vested stock options with an average exercise price of $18.00 and 1,875,000 warrants with an average exercise price of $10.00 were not included in the diluted earnings per share calculation because of the anti-dilutive effect. For the three months ended September 30, 2009, 140,900 vested stock options with an average exercise price of $4.93 and 2,315,000 warrants with an average exercise price of $9.65 were not included in the diluted earnings per share calculation because of the anti-dilutive effect.

Note 4 - Inventories

Inventories consisted of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)
Raw materials	$752,063	$822,460
Work-in-process	-	326,831
Packing materials	375,888	140,328
Finished goods	1,273,257	910,995
Total	$2,401,208	$2,200,614

Note 5 - Plant and equipment

Plant and equipment consisted of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)
Buildings and building improvements	$13,318,438	$12,891,331
Manufacturing equipment	2,935,126	2,783,090
Office equipment and furniture	227,111	222,172
Vehicles	488,179	479,999
Total	16,927,827	16,376,592
Less: accumulated depreciation	(3,353,645)	(3,092,280)
Total	$13,615,209	$13,284,312

For the three months ended September 30, 2010 and 2009, depreciation expense amounted to approximately $209,000 and $196,000, respectively.

Note 6 - Intangible assets

Intangible assets consisted of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)
Land use rights	$28,821,455	$28,359,388
Patents	5,044,890	4,964,010
Customer lists and customer relationships	1,148,123	1,129,716
Trade secrets, formulas and manufacturing process know-how	1,047,900	1,031,100
Licenses	23,877	23,494
Total	36,086,245	35,507,708
Less: accumulated amortization	(3,355,431)	(2,913,382)
Total	$32,730,814	$32,594,326

The estimated amortization expenses for the next five years and thereafter are:

Twelve month periods ending September 30,
2011	$2,117,628
2012	1,842,904
2013	1,734,920
2014	1,014,614
2015 and thereafter	26,020,748
Total	$32,730,814

Amortization expense for the three months ended September 30, 2010, and 2009 amounted to approximately $390,000, and $402,000, respectively.

Note 7 - Debt

Short term bank loan

Short term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. The Company’s short term bank loan consisted of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)
Loan from Communication Bank; due December 2010; interest rate of 6.37% per annum; monthly interest payment; guaranteed by related party, Jiangbo Chinese-Western Pharmacy.	$2,245,500	$2,209,500
Total	$2,245,500	$2,209,500

Interest expense related to the short term bank loan amounted to $36,126 and $35,811 for three months ended September 30, 2010 and 2009, respectively.

Notes Payable

Notes payable represent amounts due to a bank which are secured and typically renewed. All notes payable are secured by the Company’s restricted cash. The Company’s notes payables consist of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)
Commercial Bank, various amounts, non-interest bearing, due from October 2010 to March 2011; collateralized by 100% of restricted cash deposited	$14,135,797	$11,135,880
Total	$14,135,797	$11,135,880

Note 8 - Related party transactions

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Company’s Chairman of the Board and other majority shareholders. For the three months ended September 30, 2010 and 2009, the Company recorded other income of approximately $81,000 and $81,000 from leasing the two buildings to this related party. As of September 30, 2010 and June 30, 2010, amount due from this related party was approximately $82,000 and $324,000, respectively.

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chairman of the Board. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash in the near term.

Other payable - related parties consisted of the following:

	September 30,	June 30,
	2010	2010
	(Unaudited)
Payable to Cao Wubo, Chairman of the Board	$152,489	$154,866

Payable to Shandong Hilead Biotechnology Co., Ltd, majority owned by Wubo Cao, Chairman of the Board and former Chief Executive Officer <1>	-	48,609

Payable to Michael Marks, Director	8,750	-

Payable to Haibo Xu, Former Chief Operating Officer and Director	33,688	33,688

Payable to Elsa Sung, Chief Financial Officer	12,343	5,932

Payable to Xiaowei Feng, Director	7,500	-

Payable to John Wang, Director	25,500	12,500

Total other payable - related parties	$240,270	$255,595

<1>The Company leases two warehouses from Shandong Hilead Biotechnology Co.,ltd, a company majority owned by the Company’s Chairman and former Chief Executive Officer.  The rent expense related to this lease for the periods ended at September 30, 2010 and September 30, 2009 were immaterial.

Note 9 – Concentration of major customers, suppliers, and products

For the three months ended September 30, 2010, four products accounted for 43%, 24%, 16% and 16% of the Company’s total sales. For the three months ended September 30, 2009, the same four products accounted for 36%, 24%, 26% and 12% of the Company’s total sales.

For the three months ended September 30, 2010 and 2009, five customers accounted for approximately 45% and 37%, respectively, of the Company's sales. These five customers represented 45% and 43% of the Company's total accounts receivable as of September 30, 2010 and June 30, 2010, respectively.

For the three months ended September 30, 2010 and 2009, five suppliers accounted for approximately 70% and 73%, respectively, of the Company's purchases. These five suppliers represented 58% and 61% of the Company's total accounts payable as of September 30, 2010 and June 30, 2010, respectively.

Note 10 - Taxes payable

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for U.S. income taxes has been made as the Company had no U.S. taxable income during the three months ended September 30, 2010 and 2009, and no U.S. income taxes were payable as of September 30, 2010 and June 30, 2010.

The Company’s wholly owned subsidiaries Karmoya International Ltd. (“Karmoya”) and Union Well International Ltd. (“Union Well”) were incorporated in the British Virgin Islands (“BVI”) and the Cayman Islands, respectively. Under the current laws of the BVI and Cayman Islands, the two entities are not subject to income taxes.

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

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the three months ended September 30, 2010 and 2009:

	2010	2009
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
China income tax exemptions	-	-
Other items(a)	1.2%	37.5%
Total provision for income taxes	26.2%	62.5%

(a) The 1.2% and 37.5% represent the expenses incurred by the Company that are not deductible for PRC income tax purposes for the three months ended September 30, 2010 and 2009, respectively.

Taxes payable consisted of the following:

	September 30,	June 30,
	2010	2010
	(Unaudited)
Value added taxes	$1,192,455	$1,372,353
Income taxes	4,377,248	4,504,188
Other taxes	373,259	382,730
Total	$5,942,962	$6,259,271

Jiangbo incurred net operating losses of approximately $751,000 for U.S. income tax purposes for three months ended September 30, 2010.  The estimated net operating loss carryforwards for US income taxes amounted to approximately $5,635,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, from 2027 through 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for US income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the period ended June 30, 2010 was approximately $255,000 and the accumulated valuation allowance as of September 30, 2010 amounted to approximately $1,916,000. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $129,896,000 as of September 30, 2010, and is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debentures. For the three months ended September 30, 2010 and 2009, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $24,087 and $29,534, respectively, which has been included in interest expense. The remaining balance of unamortized debt issuance costs of the November 2007 Purchase Agreement at September 30, 2010 and June 30, 2010 was $8,030 and $32,118, respectively. The amortization of debt discounts was $697,596 and $353,828, respectively, for the three months ended September 30, 2010 and 2009, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the debt discount was $557,834 and $1,255,430 at September 30, 2010 and June 30, 2010, respectively.

The November 2007 Debenture bears interest at the rate of 6% per annum, payable in semi-annual installments on May 31 and November 30 of each year, with the first interest payment due on May 31, 2008. The initial conversion price (“November 2007 Conversion Price”) of the November 2007 Debentures was $10 per share. If the Company issues common stock at a price that is less than the effective November 2007 Conversion Price, or common stock equivalents with an exercise or conversion price less than the then effective November 2007 Conversion Price, the November 2007 Conversion Price of the November 2007 Debenture and the exercise price of the warrants will be reduced to such price. The November 2007 Debenture may not be prepaid without the prior written consent of the Holder, as defined. In connection with the Offering, the Company placed in escrow 500,000 shares of common stock issued by the Company in the name of the escrow agent. In the event the Company’s consolidated Net Income Per Share (as defined in the November 2007 Purchase Agreement), for the year ended June 30, 2008, is less than $1.52, the escrow agent shall deliver the 500,000 shares to the November 2007 Investor. The Company concluded that its fiscal 2008 Net Income Per Share met the required amount and no shares were delivered to the November 2007 Investor. As of September 30, 2010, the 500,000 shares are still in escrow.

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 492 of the Securities Act of 1933, as amended (“Securities Act”).

 As of September 30, 2010, a total of $1,000,000 November 2007 Debentures has been converted into common shares of the Company.

May 2008 Convertible Debentures

On May 30, 2008, the Company entered into a Securities Purchase Agreement (the “May 2008 Securities Purchase Agreement”) with certain investors (the “May 2008 Investors”), pursuant to which, on May 30, 2008, the Company sold to the May 2008 Investors 6% convertible debentures (the “May 2008 Notes”) and warrants to purchase 1,875,000 shares of the Company’s common stock (“May 2008 Warrants”), for an aggregate amount of $30,000,000 (the “May 2008 Purchase Price”), in transactions exempt from registration under the Securities Act (the “May 2008 Financing”). Pursuant to the terms of the May 2008 Securities Purchase Agreement, the Company was to use the net proceeds from the financing for working capital purposes. Also pursuant to the terms of the May 2008 Securities Purchase Agreement, the Company must, among other things, increase the number of its authorized shares of common stock to 22,500,000 by August 31, 2008, and is prohibited from issuing any “Future Priced Securities” as such term is described by NASD IM-4350-1 for one year following the closing of the May 2008 Financing. The Company has satisfied the increase in the number of its authorized shares of common stock in August 2008 (post 40-to-1 reverse split).

The May 2008 Notes are due May 30, 2011, and are convertible into shares of the Company’s common stock at a conversion price equal to $8 per share, subject to adjustment pursuant to customary anti-dilution provisions and automatic downward adjustments in the event of certain sales or issuances by the Company of common stock at a price per share less than $8. Interest on the outstanding principal balance of the May 2008 Notes is payable at a rate of 6% per annum, in semi-annual installments payable on November 30 and May 30 of each year, with the first interest payment due on November 30, 2008. At any time after the issuance of the May 2008 Note, any May 2008 Investor may convert its May 2008 Note, in whole or in part, into shares of the Company’s common stock, provided that such May 2008 Investor shall not effect any conversion if immediately after such conversion, such May 2008 Investor and its affiliates would, in the aggregate, beneficially own more than 9.99% of the Company’s outstanding common stock. The May 2008 Notes are convertible at the option of the Company if the following four conditions are met: (i) effectiveness of a registration statement with respect to the shares of the Company’s common stock underlying the May 2008 Notes and the Warrants; (ii) the Volume Weighted Average Price (“VWAP” of the common stock has been equal to or greater than 250% of the conversion price, as adjusted, for 20 consecutive trading days on its principal trading market; (iii) the average dollar trading volume of the common stock exceeds $500,000 on its principal trading market for the same 20 days; and (iv) the Company achieves 2008 Guaranteed EBT (as hereinafter defined) and 2009 Guaranteed EBT (as hereinafter defined). A holder of a May 2008 Note may require the Company to redeem all or a portion of such May 2008 Note for cash at a redemption price as set forth in the May 2008 Notes, in the event of a change in control of the Company, an event of default or if any governmental agency in the PRC challenges or takes action that would adversely affect the transactions contemplated by the Securities Purchase Agreement. The May 2008 Warrants are exercisable for a five-year period that is beginning on May 30, 2008, at an initial exercise price of $10 per share.

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

In connection with the private placement, the Company paid the placement agents a fee of $1,500,000 and incurred other expenses of $186,500, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debenture. During the three months ended September 30, 2010 and 2009, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $210,645 and $158,251, respectively. The remaining balance of unamortized debt issuance costs of the May 2008 Purchase Agreement at September 30, 2010 and June 30, 2010 was $192,872 and $403,516, respectively. The amortization of debt discounts was $6,079,540 and $1,727,040 for the three months ended September 30, 2010 and 2009, respectively, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the unamortized debt discount was $6,334,782 and $12,414,322 at September 30, 2010 and June 30, 2010, respectively.

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

In connection with the May 2008 Financing, Mr. Cao, the Company’s Chairman of the Board, placed 3,750,000 shares of common stock of the Company owned by him into an escrow account pursuant to a make good escrow agreement dated May 30, 2008 (the “Make Good Escrow Agreement”). In the event that either (i) the Company’s adjusted 2008 earnings before taxes is less than $26,700,000 (“2008 Guaranteed EBT”) or (ii) the Company’s 2008 adjusted fully diluted earnings before taxes per share is less than $1.60 (“2008 Guaranteed Diluted EBT”), 1,500,000 of such shares (the “2008 Make Good Shares”) are to be released pro rata to the May 2008 Investors. In the event that either (i) the Company’s adjusted 2009 earnings before taxes is less than $38,400,000 (“2009 Guaranteed EBT”) or (ii) the Company’s adjusted fully diluted earnings before taxes per share is less than $2.32 (or $2.24 if the 500,000 shares of common stock held in escrow in connection with the November 2007 private placement have been released from escrow) (“2009 Guaranteed Diluted EBT”), 2,250,000 of such shares (the “2009 Make Good Shares”) are to be released pro rata to the May 2008 Investors. Should the Company successfully satisfy these respective financial milestones, the 2008 Make Good Shares and 2009 Make Good Shares will be returned to Mr. Cao. In addition, Mr. Cao is required to deliver shares of common stock owned by him to the Investors on a pro rata basis equal to the number of shares (the “Settlement Shares”) required to satisfy all costs and expenses associated with the settlement of all legal and other matters pertaining to the Company prior to or in connection with the completion of the Company’s October 2007 share exchange in accordance with formulas set forth in the May 2008 Securities Purchase Agreement (post 40-to-1 reverse split). The Company has concluded that both thresholds for the years ended June 30, 2009 and June 30, 2008 have been met. The make good shares have yet to be returned to Mr. Cao.

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

During the period ended September 30, 2010, the Company issued 937,500 shares of its common stock upon conversion of $7,500,000 May 2008 Notes. As of September 30, 2010, a total of $15,620,000 May 2008 Notes has been converted into common shares.

The above two convertible debenture liabilities are as follows:

	September 30, 2010	June 30, 2010
	(Unaudited)
November 2007 convertible debenture note payable	$4,000,000	$4,000,000
May 2008 convertible debenture note payable	14,380,000	21,880,000
Total convertible debenture note payable	18,380,000	25,880,000
Less: Unamortized discount on November 2007 convertible debenture note payable	(557,834)	(1,255,430)
Less: Unamortized discount on May 2008 convertible debenture note payable	(6,334,782)	(12,414,322)
Convertible debentures, net	$11,487,384	$12,210,248

Interest and Penalty

As a result of the delay in its ability to transfer cash out of the PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company became delinquent on the payment of interest under the November 2007 Debentures and May 2008 Notes in December 2009. In February 2010, the Company and the majority November 2007 Debentures and May 2008 Notes holders entered to a waiver agreement regarding the delinquent interest payment; the waiver agreement required the Company to make the delinquent interest payments by February 25, 2010 and to have its common stock listed on the NASDAQ stock market on or prior to April 15, 2010. The Company was not able to meet the waiver letter requirements and has continued dialogue with the November 2007 Debentures and May 2008 Notes holders. As of September 30, 2010 and through the date of this filling, no formal event of default notice has been presented by the November 2007 Debentures and May 2008 Notes holders. Accrued interest and related interest penalty as of September 30, 2010 amounted to $5,535,566.

Note 12 - Shareholders’ equity

Common Stock

In July 2010, the Company issued 3,250 shares of common stock to a consultant for services. The Company valued these shares at the fair market value on the service contract date of $8.40 per share, or $27,300 in total, based on the trading price of common stock. For the three months ended September 30, 2010, the Company recorded stock-based compensation expense of $27,300 related to this issuance accordingly.

In July 2010, the Company issued 562,500 shares of its common stock in connection with the conversion of $4,500,000 of May 2008 Notes. In connection with the conversion, the Company recorded $2,636,210 in interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

In August 2010, the Company issued 125,000 shares of its common stock in connection with the conversion of $1,000,000 of May 2008 Notes. In connection with the conversion, the Company recorded $541,033 in interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

In September 2010, the Company issued 250,000 shares of its common stock in connection with the conversion of $2,000,000 of May 2008 Notes. In connection with the conversion, the Company recorded $999,286 in interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

In September 2010, the Company issued 1,450 shares of common stock to the Company’s Chairman as director fee. The Company valued these shares at the fair market value on the date of grant of $7.49 per share, or $10,860 in total, based on the trading price of common stock. For the three months ended September 30, 2010, the Company recorded stock based compensation expense of $10,860 related to this issuance accordingly.

Registered capital contribution receivable

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown as capital contribution receivable on the accompanying consolidated financial statements. As part of its agreements with the shareholders, the Company was to receive the $10,000 in October 2007. As of September 30, 2010, the Company has not received the $10,000.

Union Well was established on May 9, 2007, with a registered capital of $1,000. In connection with Karmoya’s acquisition of Union Well, the registered capital of $1,000 is reflected as capital contribution receivable on the accompanying consolidated financial statements. The $1,000 was due in October 2007, however, as of September 30, 2010, the Company has not received the $1,000.

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

A summary of the warrants as of September 30, 2010, and changes during the period are presented below:

Number of warrants
Outstanding as of June 30, 2009	2,315,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2010	2,315,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2010 (unaudited)	2,315,000

The following is a summary of the status of warrants outstanding at September 30, 2010:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life (Years)	Average Exercise Price	Number	Average Remaining Contractual Life (Years)
$6.00	40,000	1.38	$6.00	40,000	1.38
$8.00	400,000	0.10	$8.00	400,000	0.10
$10.00	1,875,000	2.67	$10.00	1,875,000	2.67
Total	2,315,000			2,315,000

The Company has 2,315,000 warrants outstanding and exercisable at an average exercise price of $9.59 per share as of September 30, 2010.

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

On June 10, 2008, 7,500 options were granted and the fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

					Grant Date
	Expected	Expected	Dividend	Risk Free	Average Fair
	Life	Volatility	Yield	Interest Rate	Value
Current officer	5 years	95%	0%	2.51%	$8.00

As of September 30, 2010, 7,500 options held by the Company’s current executives, directors, and employees were fully vested.

The following is a summary of the option activity:

Number of options
Outstanding as of June 30, 2009	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2010	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2010 (unaudited)	140,900

Following is a summary of the status of options outstanding at September 30, 2010:

Outstanding options			Exercisable options
Average Exercise Price	Number	Weighted Average Remaining Contractual Life (years)	Average Exercise Price	Number	Weighted Average Remaining Contractual Life (years)
$4.20	133,400	0.25	$4.20	133,400	0.25
$12.00	2,000	2.70	$12.00	2,000	2.70
$16.00	1,750	2.70	$16.00	1,750	2.70
$20.00	1,875	2.70	$20.00	1,875	2.70
$24.00	1,875	2.70	$24.00	1,875	2.70
$4.93	140,900		$4.93	140,900

For the three months ended September 30, 2010 and 2009, there was no stock-based compensation expense related to those options granted as there were no options vested during the periods. At September 30, 2010 and June 30, 2010, there was no unrecognized compensation expense related to non-vested share-based options granted.

Note 15 - Employee pension plan

The employee pension plan in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the three months ended September 30, 2010 and 2009, the Company made pension contributions in the amount of $41,080 and $13,364, respectively.

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

Pursuant to the Company's articles of incorporation, the Company is required to appropriate 10% of the net profit as statutory surplus reserve up to 50% of the Company’s registered capital. During the year ended June 30, 2008, the Company’s statutory surplus reserve reached 50% of its registered capital, as such, no additional reserve was recorded during the three months ended September 30, 2010 and 2009.

Note 17 - Accumulated other comprehensive income

The components of accumulated other comprehensive income is as follows:

Balance, June 30, 2009	$6,523,602
Foreign currency translation gain	927,723
Unrealized gain on marketable securities	166,378
Balance, June 30, 2010	$7,617,703
Foreign currency translation gain	2,911,637
Balance, September 30, 2010 (unaudited)	$10,529,340

Note 18 - Commitments and Contingencies

Commitment

R&D Agreement

In September 2007, the Company entered into a three year Cooperative Research and Development Agreement (“CRADA”) with a provincial university. Under the CRADA, the university is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the university will also provide technical services and training to the Company.  As part of the CRADA, the Company pays approximately $3.5 million (RMB 24,000,000) plus out-of-pocket expenses to the university annually and provide internship opportunities for students of the university.  The Company has the primary ownership of the designated research and development project results.

In November 2007, the Company entered into a five year CRADA with a research institute. Under this CRADA, the institute is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the university will also provide technical services and training to the Company.  As part of the CRADA, the Company pays approximately $880,000 (RMB 6,000,000) to the institute annually.  The Company has the primary ownership of the designated research and development project results.

For the three months ended September 30, 2010 and 2009, approximately $961,000 and $1,100,000, respectively, was incurred as research and development expense. As of September 30, 2010, the Company’s future estimated payments to those two CRADAs amounted to approximately $1.8 million.

Contingencies

Delinquent in the Payment of Interest and required to repay November 2007 Debenture and May 2008 Notes

As discussed in Note 11, the Company became delinquent in the payment of interest on its November 2007 Debenture and May 2008 Notes in December 2009. To date, the Company has remained unable to make these payments. Additionally, the Company will be required to repay the then outstanding aggregate principal amount of the November 2007 Debentures, together with all accrued interest and penalties, on November 30, 2010 and repay the May 2008 Notes then outstanding aggregate principal amount, together with all accrued interest and penalties, on May 30, 2011. The Company continues to be engaged in discussions with the holders of the November 2007 Debenture and the May 2008 Notes with respect to this payment delinquency. To date, the Company has not received a formal acceleration notice under the terms of the November 2007 Debentures and May 2008 Notes, nor have any actions been taken against the Company to secure the obligations.

In the event that the Company is unable to repay the November 2007 Debentures and/or the May 2008 Notes, upon such an acceleration, or in the event that the Company is unable to repay the November 2007 Debentures and the May 2008 Notes, when due, it is likely that the debenture holders will institute legal proceedings against the Company to collect the amounts due under the November 2007 Debentures and/or the May 2008 Notes. The occurrence of any of these events would be materially adverse to the Company’s ability to continue its business as it is presently conducted.

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

Legal proceedings

China West II, LLC and Genesis Technology Group, Inc., n/k/a Jiangbo Pharmaceuticals, Inc. (Arbitration)

In April 2010, China West II, LLC (“CW II”) filed a Demand For Arbitration with the American Arbitration Association the case of CW II and GenesisTechnology Group, Inc. n/k/a Jiangbo Pharmaceuticals, Inc. In that matter, CW II seeks repayment and interest on a $142,500 promissory note dated August 3, 2007 made by Genesis Equity Partners II LLC (“GEP”), a subsidiary of the Company prior to the October 2007 reverse merger, and guaranteed by the Company. The Company believes the promissory note has been paid in full by members of GEP and CW II’s demand is without merit and plans to vigorously defend its position. To date, CW II and the Company have been in discussions to potentially settle on this arbitration. The loss incurred, if any, to the Company is expected to be immaterial.

Note 19- Subsequent events

In October 2010, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of May 2008 Notes.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the results of operations and financial condition of Jiangbo Pharmaceuticals, Inc. for the three months ended September 30, 2010 and 2009 should be read in conjunction with Jiangbo’s financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, and Cautionary Notice Regarding Forward-Looking Statements in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expec t,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of total net sales ($ in thousands):

	Three Months Ended September 30, 20010	% of Revenue	Three Months Ended September 30, 2009	% of Revenue
SALES	$27,670	100%	$24,384	100%

COST OF SALES	7,661	27.69%	6,260	25.67%

GROSS PROFIT	20,008	72.31%	18,124	74.33%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,487	16.22%	4,342	17.81%

RESEARCH AND DEVELOPMENT	961	3.47%	1,100	4.51%

INCOME FROM OPERATIONS	14,560	52.62%	12,682	52.01%

OTHER EXPENSES, NET	230	0.83%	7,422	30.44%

INCOME BEFORE PROVISION FOR INCOME TAXES	14,330	51.79%	5,260	21.57%

PROVISION FOR INCOME TAXES	3,755	13.57%	3,288	13.48%

NET INCOME	10,575	38.22%	1,972	8.09%

OTHER COMPREHENSIVE INCOME	2,912	10.52%	176	0.72%

COMPREHENSIVE INCOME	$13,486	48.74%	$2,148	8.81%

REVENUES. Revenues by product categories were as follows ($ in thousands):

	Three Months Ended September 30,		Increase/	Increase/
Product	2010	2009	(Decrease)	(Decrease)
Western pharmaceutical medicines	$18,970	$14,815	$4,155	28.05%
Chinese traditional medicines	8,700	9,569	(869)	(9.08)%
TOTAL	$27,670	$24,384	$3,286	13.48%

For the three months ended September 30, 2010, we had revenues of $27.6 million as compared to revenues of $24.4 million for the three months ended September 30, 2009, an increase of $3.2 million or 13.5%. The overall increase in revenue for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily attributable to the increase of sales of our three top selling products, Clarithromycin Sustained-released Tablets, Itopride Hydrochloride granules and Radix Isatidis Disperable Tablets, and partially offset by the decrease in the revenue generated from Baobaole chewable tablets. The three top selling products accounted for approximately 82.3% of our total revenue for the three months ended September 30, 2010 as compared to 72.6% of the total revenue for the three months ended September 30, 2009.

Although several of our major products including Clarithromycin Sustained-released Tablets, Itopride Hydrochloride granules and Baobaole chewable tablets have entered into their maturity, we believe we will be able to continue to maintain our sales at its current level. We have recently commercially launched our newly approved product Felodipine Sustained Release Tablets in September 2010 and we expect the product to be quickly accepted by the market. Additionally, our Hongrui facility renovation work was completed in October 2010 and we expect to relaunch several of the traditional Chinese medicines acquired in the February 2009 Hongrui acquisition shortly. The recent Healthcare Reform program announced by the Chinese government will also have a positive impact on all healthcare related industries in China, including the pharmaceutical industry.

COST OF SALES by product categories were as follows ($ in thousands):

	Three Months Ended September 30,		Increase/	Increase/
Product	2010	2009	(Decrease)	(Decrease)
Western pharmaceutical medicines	$5,322	$4,169	$1,153	27.66%
Chinese traditional medicines	2,339	2,091	248	11.86%
TOTAL	$7,661	$6,260	$1,401	22.38%

Cost of sales for the three months ended September 30, 2010 increased $1.4 million or 22.4%, from $6.3 million for the three months ended September 30, 2009 to $7.7 million for the three months ended September 30, 2010. The increase in cost of sales was primarily due to increase in quantities sold for our three top selling products and offset by the decrease in quantities sold for Baobaole chewable tablets. The cost of sales as a percentage of net revenue for the three months ended September 30, 2010, was approximately 27.7% as compared to 25.7% for the three months ended September 30, 2009. The increase in cost of sales as a percentage of revenue was primarily due to the increase in raw material costs for Radix Isatidis Disperable tablets and lower unit price for Baobaole chewable tablets for the three months ended September 30, 2010.

GROSS PROFIT  by product categories as a percentage of sales were as follows:

	Three Months Ended September 30,		Increase/
Product	2010	2009	(Decrease)
Western pharmaceutical medicines	71.95%	71.86%	0.09%
Chinese traditional medicines	73.11%	78.15%	(5.04	) %

Gross profit was $20.0 million for the three months ended September 30, 2010, as compared to $18.1 million for the three months ended September 30, 2009, representing gross margins of approximately 72.3% and 74.3%, respectively. The decrease in the gross profit for the period ended September 30, 2010 was primarily due to the higher costs of sales for Radix Isatidis Disperable tablets and lower unit price for Baobaole Chewable tablets mentioned above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $4.5 million for the three months ended September 30, 2010, as compared to $4.3 million for the three months ended September 30, 2009, an increase of $0.2 million or approximately 3.33% as summarized below ($ in thousands):

	Three months ended September 30,
	2010	2009
Advertisement, marketing and promotion spending	$1,171	$1,066
Travel and entertainment - sales related	97	127
Depreciation and amortization	473	473
Shipping and handling	157	151
Salaries, wages and related benefits	2,057	1,983
Travel and entertainment - non sales related	124	83
Other	408	459

Total	$4,487	$4,342

The changes in these expenses from the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, included the following:

•
An increase of $0.1 million or approximately 9.85% in advertisement, marketing and promotion spending primarily due to more marketing and promotion spending in an effort to boost our sales in fiscal year 2011.

•
Travel and entertainment - sales related expenses decreased by approximately $30,000 or approximately 23.62% primarily because we relied more on the distributors to work with us to promote our products and the traveling and entertainment activities required by our sales representatives decreased accordingly as well as better expenses control in fiscal year 2011.

•
Travel and entertainment - non sales related expenses increased by approximately $41,000 or 49.4% due to more public company related travel expense incurred for the three months ended September 30, 2010.

•	Depreciation and amortization, shipping and handling, and salaries, wages, and related benefits remained materially consistent for the three months ended September 30, 2010 and 2009.

•
Other expenses decreased by approximately $51,000 or 11.1% for the three months ended September 30, 2010 primarily due to a bad debt recovery of approximately $93,000 and partially offset by the increase in professional fees.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of fees paid to third parties for research and development related activities conducted for the Company and cost of materials used and salaries paid for the development of the Company’s products, totaled $1.0 million for the three months ended September 30, 2010, as compared to $1.1 million for the three months ended September 30, 2009. Research and development expenses mainly related two R&D cooperative agreements which obligated us to make monthly payments to the designated university/institute research and development projects, plus expenses incurred.

OTHER EXPENSES. Our other expenses consisted of financial expenses, change in fair value of derivative liabilities and other non-operating expenses (income). We had net other expense of $0.2 million for the three months ended September 30, 2010 as compared to $7.4 million for the three months September 30, 2009. For the period ended September 30, 2010, the decrease in other expense was primarily due to the $7.5 million gain in change in fair value of derivative liabilities related to our financing in November 2007 and May 2008 and offset by the increase in the debt discount amortization expense and financing interest and penalty expenses related to the same financing in November 2007 and May 2008.

NET INCOME. Our net income for the three months ended September 30, 2010 was $10.6 million as compared to $2.0  million for the three months ended September 30, 2009, a $8.6 million or 436.4% increase. The increase was largely attributable to significant decrease in other expenses and a $1.9 million increase in income from operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended September 30, 2010 was $13.6 million as compared to net cash provided by operating activities of $17.9 million for the three months ended September 30, 2009. The cash provided by operating activities for the three months ended September 30, 2010 was mainly attributed to the following: 1) net income of $10.6 million 2) decrease in accounts receivable of $2.4million, 3) an add-back of amortization on debt discount and deferred debt costs of $7.0 million, and 4) increase in accounts payable and accrued liabilities of $1.6 million, partially offset by the gain from change in fair value of derivative liabilities of $7.5 million.

Net cash used in investing activities for the three months ended September 30, 2010, was mainly attributable to purchases and prepayments of equipments.

There was no net cash used in financing activities for the three months ended September, 30, 2010 and 2009.

We reported a net increase in cash for the three months ended September 30, 2010 of $15.3 million as compared to a net increase in cash of $18.5 million for the three months ended September 30, 2009.

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At September 30, 2010, almost all of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital requirements in the U.S. The Company’s management is currently evaluating the situation. Our working capital position increased by $22.6 million to $111.1 million at September 30, 2010, from $88.5 million at June 30, 2010. This increase in working capital is primarily attributable to an increase in cash of $15.3 million, decrease in derivative liabilities of $9.6 million, and partially offset by decrease in net accounts receivable of $1.8 million.

We anticipate that our working capital requirements may increase as a result of our anticipated business expansion plan necessitated by continued increase in sales, potential increases in the price of our raw materials, competition and our relationships with suppliers or customers. We believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our present anticipated future cash needs for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

Risk Factors

Interest Rates. Our exposure to market risk for changes in interest rates primarily relates to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2010, we had approximately $138.0 million in cash and cash equivalent and restricted cash. A hypothetical 2% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statements of shareholders’ equity. We recorded net foreign currency gains of approximately $2.9 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term customers with excellent payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We typically extend 60 to 90 day trade credit to our largest customers and we have not seen any of our major customers’ accounts receivable go uncollected beyond the extended period of time or experienced any material write-off of accounts receivable in the past.

Inflation Risk. In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China (NBS) (www.stats.gov.cn), the change in Consumer Price Index (CPI) in China was 4.7%,5.9% and -0.7%in  2007, 2008 and 2009, respectively. Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Related Party Transactions

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Company’s Chairman of the Board and other majority shareholders. For the three months ended September 30, 2010 and 2009, the Company recorded other income of approximately $81,000 and $81,000 from leasing the two buildings to this related party. As of September 30, 2010 and June 30, 2010, amount due from this related party was approximately $82,000 and $324,000, respectively.

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chairman of the Board. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash in the near term.

Other payable - related parties consisted of the following:

	September 30,	June 30,
	2010	2010
	(Unaudited)
Payable to Cao Wubo, Chairman of the Board	$152,489	$154,866

Payable to Shandong Hilead Biotechnology Co., Ltd, majority owned by Wubo Cao, Chairman of the Board and former Chief Executive Officer <1>	-	48,609

Payable to Michael Marks, Director	8,750	-

Payable to Haibo Xu, Former Chief Operating Officer and Director	33,688	33,688

Payable to Elsa Sung, Chief Financial Officer	12,343	5,932

Payable to Xiaowei Feng, Director	7,500	-

Payable to John Wang, Director	25,500	12,500

Total other payable - related parties	$240,270	$255,595

<1>The Company leases two warehouses from Shandong Hilead Biotechnology Co.,ltd, a company majority owned by the Company’s Chairman and former Chief Executive Officer.  The rent expense related to this lease for the periods ended at September 30, 2010 and September 30, 2009 were immaterial.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our critical accounting policies and estimates present an analysis of the uncertainties involved in applying a principle, while the accounting policies note to the financial statements (Note 2) describe the method used to apply the accounting principle. There have been no significant changes in the Company’s critical accounting policies since June 30, 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company has determined that this accounting standard has not had a significant impact on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This ASU is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December, 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. This ASU also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This ASU is effective for fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this ASU are effective for interim and annual periods ending on or after December 15, 2009, and are to be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This ASU provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not anticipate ASU 2010-20 to have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and the breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of the end of the Company's quarter ended September 30, 2010 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010, due to the significant deficiencies that we identified in internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended June 30, 2010 (the “Form 10-K”).

Remediation Measures of Significant Deficiencies

We have implemented, or plan to implement, the measures described below under the supervision and guidance of our management to remediate the control deficiencies identified in the Form 10-K and to strengthen our internal controls over financial reporting. Key elements of the remediation effort include, but are not limited to, the following initiatives, which have been implemented, or are in the process of implementation, as of the date of filing of this interim report:

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

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

PART II

Item 1. Legal Proceedings

The Company is involved in various legal matters arising in the ordinary course of business. The following summarizes the Company’s pending  legal proceedings as of September 30, 2010:

China West II, LLC and Genesis Technology Group, Inc., n/k/a Jiangbo Pharmaceuticals, Inc. (Arbitration)

In April 2010, China West II, LLC (“CW II”) filed a Demand For Arbitration with the American Arbitration Association the case of CW II and GenesisTechnology Group, Inc. n/k/a Jiangbo Pharmaceuticals, Inc. In that matter, CW II seeks repayment and interest on a $142,500 promissory note dated August 3, 2007 made by Genesis Equity Partners II LLC (“GEP”), a subsidiary of the Company prior to the October 2007 reverse merger, and guaranteed by the Company. The Company believes the promissory note has been paid in full by members of GEP and CWII’s demand is without merit and plans to vigorously defend its position. To date, CW II and the Company have been in discussion to settle on this arbitration. The loss incurred, if any, to the Company is expected to be immaterial.

Item 1A.  Risk Factors

There are no material changes from risk factors previously disclosed in the Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 28, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2010, the Company issued 3,250 shares of common stock to a Company’s current consultant for services. The Company valued these shares at the fair market value on the service contract date of $8.4 per share, or $27,300 in total, based on the trading price of common stock. For the three months ended September 30, 2009, the Company recorded stock based compensation expense of $27,300 related to this issuance accordingly. The recipient of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

In July 2010, the Company issued 562,500 shares of its common stock in connection with the conversion of $4,500,000 of May 2008 Notes. In connection with the conversion, the Company recorded $2,636,210 interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures. The recipient of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

In August 2010, the Company issued 125,000 shares of its common stock in connection with the conversion of $1,000,000 of May 2008 Notes. In connection with the conversion, the Company recorded $541,033 interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures. The recipient of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

In September 2010, the Company issued 250,000 shares of its common stock in connection with the conversion of $2,000,000 of May 2008 Notes. In connection with the conversion, the Company recorded $999,286 interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures. The recipient of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

In September 2010, the Company issued 1,450 shares of common stock to the Company’s Chairman as director fee. The Company valued these shares at the fair market value on the date of grant of $7.49 per share, or $10,861 in total, based on the trading price of common stock. For the three months ended September 30, 2009, the Company recorded stock based compensation expense of $10,861 related to this issuance accordingly. The recipient of those shares was an accredited investor, and each of the issuances of these shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act.

Item 3. Defaults Upon Senior Securities

As a result of the delay in its ability to transfer cash out of PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company became delinquent on the payment of interest under the 6% Convertible Subordinated Debenture of the Company dated November 6, 2007 (the “2007 Notes”) and the 6% Convertible Notes of the Company dated May 30, 2008 (collectively, the “2008 Notes”) in December 2009. To date, the Company has remained unable to make these payments. Additionally, the Company will be required to repay the then outstanding aggregate principal amount of the 2007 Notes, together with all accrued interest and penalties, on November 30, 2010 and repay the aggregate principal amount of the 2008 Notes then outstanding, together with all accrued interest and penalties, on May 30, 2011. The Company has been engaged in continuing discussions with the holder of the 2007 Notes  and the holders of the 2008 Notes with respect to these payment delinquencies. As of September 30, 2010 and through the date of this filling, no formal event of default notice has been presented by the holder of the  2007 Notes or the holders of the  and  2008 Notes . Accrued interest and related interest penalties as of September 30, 2010 with respect to the 2007 Notes and the 2008 Notes amounted to approximately $5.5 million in total.

In the event that the Company is unable to repay the 2007 Notes and/or the 2008 Notes, upon  an acceleration of these Notes, or in the event that the Company is unable to repay the 2007 Notes and/or the 2008 Notes, when due, it is likely that the  holders of the 2007 Notes and/or the 2008 Notes  will institute legal proceedings against the Company to collect the amounts due under the 2007 Notes and/or the 2008 Notes. The occurrence of any of these events would be materially adverse to the Company’s ability to continue its business as it is presently conducted.

Item 4. (Removed and Reserved.)

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Employment Contract between Jin Linxian and the Company, dated July 1, 2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIANGBO PHARMACEUTICALS, INC.

Date: November 15, 2010	By:	/s/ Jin Linxian
Jin Linxian
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Elsa Sung
Elsa Sung
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

No.	Description
10.1	Employment Contract between Jin Linxian and the Company, dated July 1, 2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002