Form 10-Q
period 2010-12-31
Jiangbo Pharmaceuticals, Inc.
filed 2011-02-22
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number:    001-34763
JIANGBO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-1130026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Haihe Road, Laiyang Economic Development, Laiyang City, Yantai, Shandong Province,
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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total number of shares outstanding at February 18, 2011 was 13,625,729.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND JUNE 30, 2010

	December 31,	June 30,
	2010	2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135,892,700	$108,616,735
Restricted cash	15,341,042	11,135,880
Investments	133,754	168,858
Accounts receivable, net of allowance for doubtful accounts of $959,677 and $1,343,421 as of December 31, 2010 and June 30, 2010, respectively	26,172,643	33,195,201
Inventories	3,327,328	2,200,614
Other receivables	53,460	13,241
Other receivable - related parties	166,870	324,060
Advances to suppliers	804,260	260,688
Financing costs	116,353	435,634
Total current assets	182,008,410	156,350,911

PLANT AND EQUIPMENT, net	13,596,299	13,284,312

OTHER ASSETS:
Long Term Prepayments	222,043	110,725
Intangible assets, net	32,775,832	32,594,326
Total other assets	32,997,875	32,705,051

Total assets	$228,602,584	$202,340,274

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,411,185	$4,113,219
Short term bank loans	-	2,209,500
Notes payable	15,341,042	11,135,880
Other payables	3,052,231	3,888,034
Other payables - related parties	434,207	255,595
Accrued liabilities	6,329,637	4,899,829
Taxes payable	5,027,636	6,259,271
Refundable security deposits due to distributors	3,944,200	3,829,800
Liabilities assumed from reorganization	307,144	524,614
Derivative liabilities	3,973,365	18,497,227
Convertible debt, net of discount $4,172,977 and $13,669,752 as of December 31, 2010 and June 30, 2010, respectively	13,207,023	12,210,248
Total current liabilities	56,027,670	67,823,217

Total liabilities	56,027,670	67,823,217

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Convertible preferred stock Series A ($0.001 par value; 20,000,000 shares authorized as of December 31, 2010 and June 30, 2010, 0 shares issued and outstanding as of December 31, 2010 and June 30, 2010)	-	-
Common stock ($0.001 par value, 22,500,000 shares authorized, 12,799,542 and 11,701,802 shares issued and outstanding as of December 31, 2010 and June 30, 2010, respectively)	12,800	11,702
Additional paid-in capital	41,780,797	30,846,915
Capital contribution receivable	(11,000)	(11,000)
Retained earnings	114,502,183	92,797,859
Statutory reserves	3,253,878	3,253,878
Accumulated other comprehensive income	13,036,256	7,617,703
Total shareholders' equity	172,574,914	134,517,057
Total liabilities and shareholders' equity	$228,602,584	$202,340,274

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS  ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

REVENUES:
Sales	$23,420,855	$18,179,942	$51,090,477	$42,563,996

Total revenues	23,420,855	18,179,942	51,090,477	42,563,996

COST OF SALES
Cost of sales	6,599,444	4,667,049	14,260,866	10,927,448

Total cost of sales	6,599,444	4,667,049	14,260,866	10,927,448

GROSS PROFIT	16,821,411	13,512,893	36,829,611	31,636,548

RESEARCH AND DEVELOPMENT EXPENSE	231,930	1,106,385	1,193,280	2,205,960

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,617,338	5,259,213	8,104,271	9,601,019

INCOME FROM OPERATIONS	12,972,143	7,147,295	27,532,060	19,829,569

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	(4,869,139)	(6,687,085)	(12,323,490)	(1,865,992)
Other income - related parties	(82,731)	(80,668)	(164,076)	(161,304)
Non-operating (income) expense, net	(55,245)	366,685	(53,903)	214,271
Interest expense, net	3,345,301	6,162,640	11,109,571	8,919,818
Loss from discontinued operations	-	87,561	-	164,769
Total other (income) expense, net	(1,661,814)	(150,867)	(1,431,898)	7,271,562

INCOME BEFORE PROVISION FOR INCOME TAXES	14,633,957	7,298,162	28,963,958	12,558,007

PROVISION FOR INCOME TAXES	3,504,321	1,970,021	7,259,634	5,078,191

NET INCOME	11,129,636	5,328,141	21,704,324	7,479,816

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss)	-	32,827	-	56,371
Foreign currency translation adjustment	2,506,916	44,704	5,418,553	196,884

COMPREHENSIVE INCOME	$13,636,552	$5,405,672	$27,122,877	$7,733,071

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	12,730,365	10,983,405	12,484,360	10,744,648

BASIC EARNINGS PER SHARE	$0.87	$0.49	$1.74	$0.70

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	14,958,365	15,065,301	14,956,173	14,829,605

DILUTED EARNINGS PER SHARE	$0.50	$(1.06)	$1.27	$(0.89)

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Par Vaule $0.001		Additional	Capital	Retained Earnings		Accumulated other
	Number	Common	Paid-in	contribution	Statutory	Unrestricted	comprehensive
	of shares	stock	capital	receivable	reserves	earnings	income	Totals
BALANCE, June 30, 2009	10,435,099	$10,435	$48,397,794	$(11,000)	$3,253,878	$67,888,667	$6,523,602	$126,063,376

Cumulative effect of reclassification of warrants			(34,971,570)			(4,941,163)		(39,912,733)

BALANCE, July 1, 2009 as adjusted	10,435,099	10,435	13,426,224	(11,000)	3,253,878	62,947,504	6,523,602	86,150,643

Common stock issued for services @ $9.91 per share	1,009	1	9,999					10,000
Common stock issued for interest payment @ $8.00 per share	83,438	84	984,540					984,624
Conversion of convertible debt to stock @ $8.00 per share	650,000	650	5,199,350					5,200,000
Reclassification from warrant liabilites to APIC due to conversion of convertible debt			4,049,887					4,049,887
Stock based compensation			135,104					135,104
Net income						7,479,816		7,479,816
Change in fair value on restricted marketable equity securities							56,371	56,371
Foreign currency translation gain							196,884	196,884

BALANCE, December 31, 2009 (unaudited)	11,169,546	$11,170	$23,805,104	$(11,000)	$3,253,878	$70,427,320	$6,776,857	$104,263,329

Common stock issued for payment for other payable-related party @8.75 per share	2,286	2	19,998					20,000
Common stock issued for services @ $8.75 per share	1,143	1	9,999					10,000
Common stock issued for services @ $9.00 per share	17,350	17	156,133					156,150
Common stock issued for bonuses @ $8.50 per share	25,000	25	212,475					212,500
Common stock issued for bonuses @ $9.00 per share	15,900	16	143,084					143,100
Common stock issued for interest payment @$8.00 per share	577	1	6,428					6,429
Conversion of convertible debt to stock @ $8.00 per share	470,000	470	3,759,530					3,760,000
Reclassification of derivative liabilities to APIC due to conversion of convertible debt			2,734,164					2,734,164
Net income						22,370,539		22,370,539
Change in fair value on restricted marketable equity securities							110,007	110,007
Foreign currency translation gain							730,839	730,839
BALANCE, June 30, 2010	11,701,802	$11,702	$30,846,915	$(11,000)	$3,253,878	$92,797,859	$7,617,703	$134,517,057

Common stock issued for services @ $7.49 per share	1,450	1	10,859					10,860
Common stock issued for services @ $8.4 per share	3,250	3	27,297					27,300
Common stock issued for settlement @ $6.71 per share	22,500	23	150,953					150,976
Common stock issued for services @ $5.72 per share	7,950	8	45,466					45,474
Conversion of convertible debt to stock @ $8.0 per share	1,062,500	1,063	8,498,937					8,500,000
Reclassification of derivative liabilities to APIC due to conversion of convertible debt			2,200,370					2,200,370
Net income						21,704,324		21,704,324
Foreign currency translation gain							5,418,553	5,418,553
BALANCE, December 31, 2010 (unaudited)	12,799,452	$12,800	$41,780,797	$(11,000)	$3,253,878	$114,502,183	$13,036,256	$172,574,914

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHES ENDED December 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,704,324	$7,479,816
Loss from discontinued operations	-	164,769
Income from continued operations	21,704,324	7,644,585
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	416,045	391,435
Amortization of intangible assets	778,857	803,234
Amortization of debt issuance costs	319,281	472,753
Amortization of debt discount	9,496,775	7,547,834
Loss from issuance of shares in lieu of cash interest payment	-	317,124
Bad debt (recovery) expense	(416,776)	581,287
Realized gain on sale of marketable securities	(2,844)	406,551
Unrealized gain on investments	18,947	(265,747)
Change in fair value of derivative liabilities	(12,323,490)	(1,865,992)
Stock-based compensation	83,635	135,104
Gain on legal settlement	(91,495)	-
Changes in operating assets and liabilities
Accounts receivable	8,296,724	(1,062,126)
Inventories	(1,043,215)	(653,303)
Other receivables	(14,604)	161,727
Other receivables- related parties	164,076	(161,304)
Advances to suppliers	(527,128)	(235,033)
Accounts payable	179,212	(3,277,854)
Other payables	(1,201,509)	187,153
Other payables - related parties	224,031	93,588
Accrued liabilities	1,433,798	(299,688)
Liabilities assumed from reorganization	-	(79,150)
Taxes payable	(1,394,627)	(7,651,766)
Net cash provided by operating activities	26,100,017	3,190,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	19,002	531,333
Purchase of equipment and building improvements	(116,355)	(76,707)
Prepayment for equipment	(106,202)	-
Purchase of land use right	-	(16,975,633)
Net cash used in investing activities	(203,555)	(16,521,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(3,807,682)	(7,207,356)
Payments for bank loans	(2,237,400)	(2,199,600)
Proceeds from notes payable	15,084,178	14,539,356
Principal payments on notes payable	(11,276,496)	(7,332,000)
Net cash used in financing activities	(2,237,400)	(2,199,600)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	3,616,903	135,321

NET INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	27,275,965	(15,394,874)

CASH and CASH EQUIVALENTS, beginning	108,616,735	104,366,117

CASH and CASH EQUIVALENTS, ending	$135,892,700	$88,971,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$85,904	$390,861
Cash paid for income taxes	$8,208,527	$1,289,849
Non-cash investing and financing activities:
Fixed asset added but not paid	$216,282	$0
Common stock issued for interest payment	$-	$667,500
Common stock issued for convertible notes conversion	$8,500,000	$5,200,000
Common stock issued for legal settlement	$150,975	$-
Derivative liability reclassified to equity upon conversion	$2,200,370	$4,049,887
Transfer of investments to settle liabilities assumed from reorganization	$-	1,124,916

The accompanying notes are an integral part of these consolidated financial statements

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

Asset and liability accounts at December 31, 2010, were translated at 6.59 RMB to $1.00 as compared to 6.79 RMB to $1.00 at June 30, 2010. Equity accounts were stated at their historical rates. The average translation rates applied to statements of income for the six months ended December 31, 2010 and 2009 were 6.72 RMB and 6.82 RMB to $1.00, respectively.

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

For the three and six months ended December 31, 2010, $1.0 million and $8.5 million convertible notes were converted, respectively. As of December 31, 2010, the Company has $17,380,000 convertible notes and 1,875,000 warrants outstanding. The fair value of the conversion features on the convertible notes was approximately $0.5 million and the fair value of the warrants was approximately $3.5 million.  The Company recognized approximately $4.9 million and $12.3 million gain from the change in fair value of the conversion features on the convertible notes and warrants for the three and six months ended December 31, 2010.

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the conversion features on the convertible notes and warrants using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2010				July 1, 2010
	Annual dividend yield	Expected term (years)	Risk-free interest rate	Expected volatility	Annual dividend yield	Expected term (years)	Risk-free interest rate	Expected volatility
Conversion feature on the $5 million convertible notes	-	0.17	0.07%	60.00%	-	0.35	0.22%	57.00%
Conversion feature on the $30 million convertible notes	-	0.42	0.19%	60.00%	-	0.92	0.32%	57.00%
1,875,000 warrants issued in May 2008	-	2.42	0.61%	80.00%	-	2.92	1.00%	85.00%

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

	Carrying Value at December 31, 2010	Fair Value Measurements at December 31, 2010, Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Investments	$133,754	$133,754	$-	$-
$ 3.5M Convertible Debt (November 2007)	28,003	-	-	28,003
$13.9M Convertible Debt (May 2008)	483,345	-	-	483,345
1,875,000 warrants issued in May 2008	3,462,017	-	-	3,462,017
Total	$4,107,119	$133,754	$-	$3,973,365

Level 3 Valuation Reconciliations:
	December 31, 2010	June 30, 2010
	(Unaudited)
Beginning Balance	$18,497,227	$39,912,733
Reclassification to APIC due to conversion of notes	(2,200,372)	(6,784,051)
Chang in fair value	(12,323,490)	(14,631,455)
Ending Balance	$3,973,365	$18,497,227

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

The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of December 31, 2010 and June 30, 2010, the Company’s bank balances, including restricted cash balances, exceeded government-insured limits by approximately $148,220,000 and $119,675,000, respectively. To date, the Company has not experienced any losses in such accounts.

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

Investment and restricted investments

Investments are comprised of marketable equity securities of publicly traded companies and are stated at fair value based on the quoted prices of these securities. These investments are classified as trading securities based on the Company’s intent to sell them in the near term. Restricted investments are marketable equity securities of publicly traded companies that were acquired through the reverse merger and contained certain SEC Rule 144 restrictions on the securities. Restricted investments are carried at fair value based on the trade price of these securities.  These securities were classified as available-for-sale and reflected as restricted and noncurrent. As of December 31, 2010 and June 30, 2010, restrictions on these investments were lifted as the Company met the holding period requirement and the Company has reclassified those investments as investments- trading securities.

The following is a summary of the components of the gain/loss on investments and restricted investments for the three and six months ended December 31, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Realized (gain) loss on trading securities	$(2,844)	$425,616	$(2,844)	$406,551
Unrealized (gain) loss on trading securities	16,073	(14,743)	18,947	(265,747)
Unrealized gain on restricted investments – available-for-sale securities	-	(32,827)	-	(56,371)

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

The activities in the allowance for doubtful accounts are as follows for the periods ended December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
	(Unaudited)
Beginning allowance for doubtful accounts	$1,343,421	$694,370
Bad debt additions	-	642,499
Reduction of allowance	(416,776)	-
Foreign currency translation adjustments	33,032	6,552
Ending allowance for doubtful accounts	$959,677	$1,343,421

Inventories

Inventories, consisting primarily of raw materials and finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the weighted average method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of December 31, 2010 and June 30, 2010, the Company determined that no reserves were necessary.

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

Impairment of long-lived assets

Long-lived assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying values have become impaired. The Company considers assets to be impaired if the carrying values exceed the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2010, the Company expects these assets to be fully recoverable.

Beneficial conversion feature of convertible notes

In accordance with accounting standards governing the beneficial conversion feature of convertible notes, the Company has determined that the convertible notes contained a beneficial conversion feature because on November 6, 2007, the effective conversion price of the $5,000,000 convertible note was $5.81 when the market value per share was $16.00, and on May 30, 2008, the effective conversion price of the $30,000,000 convertible note was $5.10 when the market value per share was $12.00. Total value of beneficial conversion feature of $2,904,092 for the November 6, 2007 convertible note and $19,111,323 for the May 30, 2008 convertible note was discounted from the carrying value of the convertible notes. The beneficial conversation feature is amortized using the effective interest method over the terms of the notes. As of December 31, 2010 and June 30, 2010, total of $2,658,186 and $8,637,647, respectively, remained unamortized for the beneficial conversion feature.

Income taxes

The Company accounts for income taxes in accordance with the FASB’s accounting standard for income taxes. This standard requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.  Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of December 31, 2010 and June 30, 2010, the Company did not have any net deferred tax assets or liabilities.

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

Under this accounting standard, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties or interest incurred relating to underpayment of income taxes are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the six months ended December 31, 2010 and 2009.

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

VAT on sales and VAT on purchases amounted to approximately $3,960,000 and $1,090,000 for the three months ended December 31, 2010, respectively, and approximately $3,090,000 and $894,000 for the three months ended December 31, 2009, respectively. VAT on sales and VAT on purchases amounted to approximately $8,598,000 and $2,253,000, respectively, for the six months ended December 31, 2010, respectively, and approximately 7,236,000 and $1,738,000, respectively, for the six months ended December 31, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to approximately $126,000 and $113,000, respectively, for the three months ended December 31, 2010 and 2009, respectively. Shipping and handling costs amounted to approximately $284,000 and $264,000 for the six months ended December 31, 2010 and 2009, respectively.

Advertising

Expenses incurred in the advertising of the Company and the Company’s products are charged to operations. Advertising expenses amounted to approximately $981,000 and $2,190,000 for the three months ended December 31, 2010 and 2009, respectively. Advertising expenses amounted to approximately $2,152,000 and $3,257,000 for the six months ended December 31, 2010 and 2009, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development of the Company’s products, and fees paid to third parties to assist in such efforts.

Reclassification

Certain reclassifications have been made to the comparative financial statements to conform to the December 31, 2010 consolidated financial statement presentation.  These reclassifications had no effect on net income or cash flows as previously reported.

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

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended December 31, 2010 and 2009:

Basic earnings per share, unaudited

	2010	2009

Net income for basic earnings per share, unaudited	$11,129,636	$5,328,141

Weighted average shares used in basic computation	12,730,365	10,983,405
Earnings per share - Basic	$0.87	$0.49

Diluted earnings (loss) per share, unaudited
	2010	2009

Net income for basic earnings per share	$11,129,636	$5,328,141
Add: interest expense	698,339	469,885
Add: financing cost amortization	84,548	284,967

Add: note discount amortization	2,719,639	5,466,965

Subtract: unamortized financing cost at beginning of the period	(200,902)	(1,048,883)
Subtract: unamortized debt discount at beginning of the period	(6,892,616)	(26,412,220)
Net income (loss) for diluted EPS	$7,538,644	$(15,911,145)

Weighted average shares used in basic computation	12,730,365	10,983,405
Diluted effect of stock options, warrants and convertible notes	2,228,000	4,081,896
Weighted average shares used in diluted computation	14,958,365	15,065,301

Earnings (loss) per share-Diluted	$0.50	(1.06)

The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended December 31, 2010 and 2009:

Basic earnings per share, unaudited

	2010	2009

Net income for basic earnings per share, unaudited	$21,704,324	$7,479,816

Weighted average shares used in basic computation	12,484,360	10,744,648

Earnings per share – Basic	$1.74	$0.70

Diluted earnings (loss) per share

	2010	2009

Net income for diluted earnings per share	$21,704,324	$7,479,816
Add: interest expense	1,561,936	990,715
Add: financing cost amortization	319,280	472,755
Add: note discount amortization	9,496,775	7,547,835
Subtract: unamortized financing cost at beginning of the period	(435,634)	(1,236,669)
Subtract: unamortized debt discount at beginning of the period	$(13,669,752)	$(28,493,090)
Net income (loss) for diluted EPS	18,976,929	(13,238,638)

Weighted average shares used in basic computation	12,484,360	10,744,648
Diluted effect of stock options, warrants and convertible notes	2,471,813	4,084,957
Weighted average shares used in diluted computation	14,956,173	14,829,605

Income (loss) per share-Diluted	$1.27	$(0.89)

For the three and six months ended December 31, 2010, 7,500 vested stock options with an average exercise price of $17.93 were not included and 1,882,500 warrants with an average exercise price of $10.00  in the diluted earnings per share calculation because of the anti-dilutive effect. For the three and six months ended December 31, 2009, 7,500 vested stock options with an average exercise price of $17.93 were not included in the diluted earnings per share calculation because of the anti-dilutive effect.

Note 4 - Inventories

Inventories consisted of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)
Raw materials	$1,166,705	$822,460
Work-in-process	-	326,831
Packing materials	483,996	140,328
Finished goods	1,676,627	910,995
Total	$3,327,328	$2,200,614

Note 5 - Plant and equipment, net

Plant and equipment consisted of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)
Buildings and building improvements	$13,496,373	$12,891,331
Manufacturing equipment	2,990,676	2,783,090
Office equipment and furniture	180,076	222,172
Vehicles	494,701	479,999
Total	17,161,826	16,376,592
Less: accumulated depreciation	(3,565,527)	(3,092,280)
Total	$13,596,299	$13,284,312

For the three months ended December 31, 2010 and 2009, depreciation expense amounted to approximately $206,000 and $195,000, respectively. For the six months ended December 31, 2010 and 2009, depreciation expense amounted to approximately $415,000 and $391,000, respectively.

Note 6 - Intangible assets

Intangible assets consisted of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)
Land use rights	$29,206,511	$28,359,388
Patents	5,112,290	4,964,010
Customer lists and customer relationships	1,163,462	1,129,716
Trade secrets, formulas and manufacturing process know-how	1,061,900	1,031,100
Licenses	24,196	23,494
Total	36,568,359	35,507,708
Less: accumulated amortization	(3,792,527)	(2,913,382)
Total	$32,775,832	$32,594,326

The estimated amortization expenses for the next five years and thereafter are:

Twelve month periods ending December 31,
2011	$2,094,531
2012	2,094,531
2013	2,018,681
2014	796,510
2015 and thereafter	25,771,579
Total	$32,775,832

Amortization expense for the three months ended December 31, 2010, and 2009 amounted to approximately $387,000 and $401,000, respectively. Total amortization expense for the six months ended December 31, 2010 and 2009 amounted to approximately $777,000 and $803,000, respectively.

Note 7 - Debt

Short term bank loan

Short term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. The Company’s short term bank loan consisted of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)
Loan from Communication Bank; due December 2010; interest rate of 6.37% per annum; monthly interest payment; guaranteed by related party, Jiangbo Chinese-Western Pharmacy.	$-	$2,209,500
Total	$-	$2,209,500

Interest expense related to the short term bank loan amounted to approximately $25,000 and $37,000 for three months ended December 31, 2010 and 2009, respectively. Interest expense amounted to approximately $61,000 and $73,000 for the six months ended December 31, 2010 and 2009, respectively.

Notes Payable

Notes payable represent amounts due to a bank which are secured and typically renewed. All notes payable are secured by the Company’s restricted cash. The Company’s notes payables consist of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)
Commercial Bank, various amounts, non-interest bearing, due from January 2011 to June 2011; collateralized by 100% of restricted cash deposited	$15,341,042	$11,135,880
Total	$15,341,042	$11,135,880

Note 8 - Related party transactions

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Company’s Chairman of the Board and other majority shareholders. For the three months ended December 31, 2010 and 2009, the Company recorded other income of approximately $82,000 and $81,000 from leasing the two buildings to this related party. For the six months ended December 31, 2010 and 2009, the Company recorded other income of approximately $164,000 and $161,000 from leasing the two buildings to this related party.  As of December 31, 2010 and June 30, 2010, amount due from this related party was approximately $167,000 and $324,000, respectively.

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chairman of the Board. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash in the near term.

Other payable - related parties consisted of the following:

	December 31,		June 30,
	2010		2010
	(Unaudited)
Payable to Cao Wubo, Chairman of the Board	$153,939		$154,866

Payable to Shandong Hilead Biotechnology Co., Ltd., majority owned by Wubo Cao, Chairman of the Board and former Chief Executive Officer (1)		-	48,609

Payable to Michael Marks, Director	10,000		-

Payable to Haibo Xu, Former Chief Operating Officer and Director	-		33,688

Payable to Elsa Sung, Chief Financial Officer	22,732		5,932

Payable to Jian Ge, Director	105,000		-

Payable to Huang Lei, Director	105,000		-

Payable to Xiaowei Feng, Director	15,000		-

Payable to John Wang, Director	22,536		12,500

Total other payable - related parties	$434,207		$255,595

(1) The Company leases two warehouses from Shandong Hilead Biotechnology Co., Ltd., a company majority owned by the Company’s Chairman and former Chief Executive Officer.  The rent expense related to this lease for the periods ended at December 31, 2010 and 2009 were immaterial.

On December 23, 2010, the Company advanced approximately $104,000 to Jiangbo Chinese-Western Pharmacy, an entity 90% owned by the Company’s Chairman, on an unsecured and interest free basis. The amount was fully repaid by Jiangbo Chinese-Western Pharmacy on December 30, 2010.

Note 9 – Concentration of major customers, suppliers, and products

For the three months ended December 31, 2010, four products accounted for 44%, 23%, 15% and 15% of the Company’s total sales; for the three months ended December 31, 2009, the four products accounted for 40%, 29%, 17% and 12% of the Company’s total sales. For the six months ended December 31, 2010 , four products accounted for 43%, 23%, 16% and 16%; for the six months ended December 31, 2009, the four products accounted for 38%, 24%, 22% and 12% of the Company’s total sales.

For the three months ended December 31, 2010 and 2009, five customers accounted for approximately 49% and 42%, respectively, of the Company's sales. For the six months ended December 31, 2010 and 2009, five customers accounted for approximately 47% and 39%, respectively, of the Company's sales. These five customers represented 49% and 43% of the Company's total accounts receivable as of December 31, 2010 and June 30, 2010, respectively.

For the three months ended December 31, 2010 and 2009, five suppliers accounted for approximately 71% and 66%, respectively, of the Company's purchases. These five suppliers represented 65% and 61% of the Company's total accounts payable as of December 31, 2010 and June 30, 2010, respectively. For the six months ended December 31, 2010 and 2009, five suppliers accounted for approximately 71% and 67%, respectively, of the Company's purchases. These five suppliers represented 68% and 61% of the Company's total accounts payable as of December 31, 2010 and June 30, 2010, respectively.

Note 10 - Taxes payable

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for U.S. income taxes has been made as the Company had no U.S. taxable income during the six months ended December 31, 2010 and 2009, and no U.S. income taxes were payable as of December 31, 2010 and June 30, 2010.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%.  Laiyang Jiangbo and Genesis Jiangbo (Laiyang) Biotech Technology Co., Ltd. GJBT were subject to 25% income tax rate since January 1, 2008 and 33% income tax rate prior to January 1, 2008.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the three months ended December 31, 2010 and 2009:

	2010	2009
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
China income tax exemptions	-	-
Other items (a)	(1.1)%	2.0%
Total provision for income taxes	23.9%	27.0%

(a) The (1.1)% and 2.0% represent the expenses incurred by the Company that are not deductible for PRC income tax purpose, and the gain on change in fair value of derivative liabilities and  interest expense in relation to the convertible notes which were not subject to  the income tax or bring tax benefits for the three months ended December 31, 2010 and 2009, respectively.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the six months ended December 31, 2010 and 2009:

	2010	2009
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
China income tax exemptions	-	-
Other items(b)	0.1%	15.4%
Total provision for income taxes	25.1%	40.4%

(b) The 0.1% and 15.4% represent the expenses incurred by the Company that are not deductible for PRC income tax purpose, and the gain on change in fair value of derivative liabilities and interest expense in relation to the convertible notes which were not subject to  the income tax or bring tax benefits for the six months ended December 31, 2010 and 2009, respectively.

Taxes payable consisted of the following:

	December 31,	June 30,
	2010	2010
	(Unaudited)
Value added taxes	$990,422	$1,372,353
Income taxes	3,875,862	4,504,188
Other taxes	161,352	382,730

Total	$5,027,636	$6,259,271

Jiangbo incurred net operating losses of approximately $481,000 for income tax purposes for six months ended December 31, 2010.  The estimated net operating loss carryforwards for US income taxes amounted to approximately $5,365,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, from 2027 through 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for US income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the six months ended December, 2010 was approximately $163,000 and the accumulated valuation allowance as of December 31, 2010 amounted to approximately $1,824,000. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $140,031,000 as of December 31, 2010, and is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debentures. For the three months ended December 31, 2010 and 2009, amortization of financing costs related to the November 2007 Purchase Agreement was $8,030 and $48,541, respectively. For the six months ended December 31, 2010 and 2009, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $32,117 and $78,075, respectively. The amortization of debt issuance costs has been included in interest expense. The remaining balance of unamortized debt issuance costs of the November 2007 Purchase Agreement at December 31, 2010 and June 30, 2010 was $0 and $32,118, respectively. The amortization of debt discounts was $557,834 and $1,040,593, respectively, for the three months ended December 31, 2010 and 2009. The amortization of debt discounts was $1,255,430 and $1,394,422, respectively, for the six months ended December 31, 2010 and 2009, respectively. The amortization of debt discount has been included in interest expense on the accompanying consolidated statements of income. The balance of the debt discount was $0 and $1,255,430 at December 31, 2010 and June 30, 2010, respectively.

The November 2007 Debenture bears interest at the rate of 6% per annum, payable in semi-annual installments on May 31 and November 30 of each year, with the first interest payment due on May 31, 2008. The initial conversion price (“November 2007 Conversion Price”) of the November 2007 Debentures was $10 per share. If the Company issues common stock at a price that is less than the effective November 2007 Conversion Price, or common stock equivalents with an exercise or conversion price less than the then effective November 2007 Conversion Price, the November 2007 Conversion Price of the November 2007 Debenture and the exercise price of the warrants will be reduced to such price. The November 2007 Debenture may not be prepaid without the prior written consent of the Holder, as defined. In connection with the Offering, the Company placed in escrow 500,000 shares of common stock issued by the Company in the name of the escrow agent. In the event the Company’s consolidated Net Income Per Share (as defined in the November 2007 Purchase Agreement), for the year ended June 30, 2008, is less than $1.52, the escrow agent shall deliver the 500,000 shares to the November 2007 Investor. The Company concluded that its fiscal 2008 Net Income Per Share met the required amount and no shares were delivered to the November 2007 Investor. As of December 31, 2010, the 500,000 shares are still in escrow. On January 19, 2011, the Company and Pope reached a settlement agreement; Pope has agreed to extend the maturity date of November 2007 Debenture to February 28, 2011.

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 492 of the Securities Act of 1933, as amended (“Securities Act”).

 As of December 31, 2010, a total of $1,500,000 November 2007 Debentures has been converted into common shares of the Company.

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

In connection with the private placement, the Company paid the placement agents a fee of $1,500,000 and incurred other expenses of $186,500, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debenture. During the three months ended December 31, 2010 and 2009, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $76,519 and $236,426, respectively. During the six months ended December 31, 2010 and 2009, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $287,163 and $384,177, respectively. The remaining balance of unamortized debt issuance costs of the May 2008 Purchase Agreement at December 31, 2010 and June 30, 2010 was $116,354 and $403,516, respectively. The amortization of debt discounts was $2,161,805 and $4,426,373 for the three months ended December 31, 2010 and 2009 and was $8,241,345 and $6,153,413 for the six months ended December 31, 2010 and 2009, respectively, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the unamortized debt discount was $4,172,977 and $12,414,322 at December 31, 2010 and June 30, 2010, respectively.

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

During the three and six months ended December 31, 2010, the Company issued 62,500 and 1,000,000 shares of its common stock upon conversion of $500,000 and $8,000,000 May 2008 Notes, respectively. As of December 31, 2010, a total of $16,120,000 May 2008 Notes has been converted into common shares.

The above two convertible debenture liabilities are as follows:

	December 31, 2010	June 30, 2010
November 2007 convertible debenture note payable	$3,500,000	$4,000,000
May 2008 convertible debenture note payable	13,880,000	21,880,000
Total convertible debenture note payable	17,380,000	25,880,000
Less: Unamortized discount on November 2007 convertible debenture note payable	-	(1,255,430)
Less: Unamortized discount on May 2008 convertible debenture note payable	(4,172,977)	(12,414,322)
Convertible debentures, net	$13,207,023	$12,210,248

Interest and penalty

As a result of the delay in its ability to transfer cash out of the PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company became delinquent on the payment of interest under the November 2007 Debentures and May 2008 Notes in December 2009. In February 2010, the Company and the majority November 2007 Debentures and May 2008 Notes holders entered to a waiver agreement regarding the delinquent interest payment; the waiver agreement required the Company to make the delinquent interest payments by February 25, 2010 and to have its common stock listed on the NASDAQ stock market on or prior to April 15, 2010. The Company was not able to meet the waiver letter requirements and has continued dialogue with the November 2007 Debentures and May 2008 Notes holders. As of September 30, 2010 and through the date of this filling, no formal event of default notice has been presented by the November 2007 Debentures and May 2008 Notes holders. Accrued interest and related interest penalty as of December 31, 2010 amounted to $6,233,905.

On January 19, 2011, the Company and the Company and the majority November 2007 Debentures and May 2008 Notes holders (the “ Holder”) entered into a Letter Agreement (the “Letter Agreement”) whereby the Company agreed to issue a total of 886,277 shares of its common stock to the Holder and other May 2008 Notes holder by January 20, 2011 for all accrued interest and related interest penalty and the Holder agreed to waive the events of Default provisions set forth in the November 2007 Debentures and May 2008 Notes.  Of the 886,277 shares, 366,038 shares are related to accrued interest and 520,229 shares are related to penalties.  The Holder also agreed to extend the due date of the November 2007 Debentures to February 28, 2011.

Note 12 - Shareholders’ equity

Common stock

In July 2010, the Company issued 3,250 shares of common stock to a consultant for services. The Company valued these shares at the fair market value on the service contract date of $8.40 per share, or $27,300 in total, based on the trading price of common stock. For the six months ended December 31, 2010, the Company recorded stock-based compensation expense of $27,300 related to this issuance accordingly.

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

In September 2010, the Company issued 1,450 shares of common stock to the Company’s Chairman as director fee. The Company valued these shares at the fair market value on the date of grant of $7.49 per share, or $10,860 in total, based on the trading price ofcommon stock. For the six months ended December 31, 2010, the Company recorded stock based compensation expense of $10,860 related to this issuance accordingly.

In October 2010, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of May 2008 Notes. In connection with the conversion, the Company recorded $226,132 in interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

In November 2010, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of November 2007 Debentures. The Company did not recorded interest expense as the debenture discount and deferred financing costs related to the converted dentures have been fully amortized prior to the conversion.

In November 2010, the Company in connection with the settlement (see Note 19) with China West II, the Company issued 22,500 shares of its common stock and the shares were valued at fair market value on the date of settlement at $6.71 per share or $150,976 in total, based on the trading price of the common stock. For the six months ended December, 2010, the Company recorded settlement income of approximately $91,000 related to this settlement.

In December 2010, the Company issued a total of 7,950 shares of common stock to four of the Company’s  director, officers and employees. as director fee. The Company valued these shares at the fair market value on the date of grant of $5.72  per share, or $45,471 in total, based on the trading price of common stock. For the six months ended December 31, 2010, the Company recorded stock based compensation expense of $45,474 related to this issuance accordingly.

Registered capital contribution receivable

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown as capital contribution receivable on the accompanying consolidated financial statements. As part of its agreements with the shareholders, the Company was to receive the $10,000 in October 2007. As of December 31, 2010, the Company has not received the $10,000.

Union Well was established on May 9, 2007, with a registered capital of $1,000. In connection with Karmoya’s acquisition of Union Well, the registered capital of $1,000 is reflected as capital contribution receivable on the accompanying consolidated financial statements. The $1,000 was due in October 2007, however, as of December 31, 2010, the Company has not received the $1,000.

Note 13 - Warrants

In connection with the $5,000,000 November 2007 Convertible Debenture, 6% convertible subordinated debentures note, the Company issued a three-year warrant to purchase 250,000 shares of common stock, at an exercise price of $12.80 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 3 years, (3) expected volatility of 197%, and (4) zero expected dividends. In connection with the May 2008 financing, the exercise price of outstanding warrants issued in November 2007 was reduced to $8 per share and the total number of warrants to purchase common stock was increased to 400,000. The 400,000 warrants were expired in November 2010.

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

A summary of the warrants as of December 31, 2010, and changes during the period are presented below:

Number of Warrants
Outstanding as of June 30, 2009	2,315,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2010	2,315,000
Granted	-
Forfeited	400,000
Exercised	-
Outstanding as of December 31, 2010 (unaudited)	1,915,000

The following is a summary of the status of warrants outstanding at December 31, 2010:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life (Years)	Average Exercise Price	Number	Average Remaining Contractual Life (Years)
$6.00	40,000	1.13	$6.00	40,000	1.13
$10.00	1,875,000	2.42	$10.00	1,875,000	2.42
Total	1,915,000			1,915,000

The Company has 1,915,000 warrants outstanding and exercisable at an average exercise price of $9.92 per share as of December 31, 2010.

Note 14 - Stock options

On July 1, 2007, 133,400 options were granted and the fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Former officers	3.50 years	195%	0%	4.50%	$5.20

Those options were expired in December 2010.

On June 10, 2008, 7,500 options were granted and the fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

					Grant Date
	Expected	Expected	Dividend	Risk Free	Average Fair
	Life	Volatility	Yield	Interest Rate	Value
Current officer	5 years	95%	0%	2.51%	$8.00

As of December 31, 2010, 7,500 options held by the Company’s current executives, directors, and employees were fully vested.

The following is a summary of the option activity:

Number of Options
Outstanding as of June 30, 2009	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2010	140,900
Granted	-
Forfeited	133,400
Exercised	-
Outstanding as of December 31, 2010 (unaudited)	7,500

Following is a summary of the status of options outstanding at December 31, 2010:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Weighted Average Remaining Contractual Life (years)	Average Exercise Price	Number	Weighted Average Remaining Contractual Life (years)
$12.00	2,000	2.45	$12.00	2,000	2.45
$16.00	1,750	2.45	$16.00	1,750	2.45
$20.00	1,875	2.45	$20.00	1,875	2.45
$24.00	1,875	2.45	$24.00	1,875	2.45
Total	7,500		Total	7,500

At December 31, 2010 and June 30, 2010, there was no compensation expense recorded related to options granted as related compensation expenses has been fully charged in prior periods.

Note 15 - Employee pension plan

The employee pension plan in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the three months ended December 31, 2010 and 2009, the Company made pension contributions in the amount of approximately $41,000 and $17,000, respectively. For the six months ended December 31, 2010 and 2009, the Company made pension contributions in the amount of approximately  $82,000 and $30,000, respectively.

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

Pursuant to the Company's articles of incorporation, the Company is required to appropriate 10% of the net profit as statutory surplus reserve up to 50% of the Company’s registered capital. During the year ended June 30, 2008, the Company’s statutory surplus reserve reached 50% of its registered capital, as such, no additional reserve was recorded during the six months ended December 31, 2010 and 2009.

Note 17 - Accumulated other comprehensive income

The components of accumulated other comprehensive income is as follows:

Balance, June 30, 2009	$6,523,602
Foreign currency translation gain	927,723
Unrealized gain on marketable securities	166,378
Balance, June 30, 2010	$7,617,703
Foreign currency translation gain	5,418,553
Balance, December 31, 2010 (unaudited)	$13,036,256

Note 18 - Commitments and Contingencies

Commitment

R&D Agreement

In September 2007, the Company entered into a three year Cooperative Research and Development Agreement (“CRADA”) with a provincial university. Under the CRADA, the university is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the university will also provide technical services and training to the Company.  As part of the CRADA, the Company pays approximately $3.5 million (RMB 24,000,000) plus out-of-pocket expenses to the university annually and provide internship opportunities for students of the university.  The Company has the primary ownership of the designated research and development project results. As of December 31, 2010, the remaining unpaid amount was approximately $152,000 (RMB1,000,000).

In November 2007, the Company entered into a five year CRADA with a research institute. Under this CRADA, the institute is responsible for designing, researching and developing designated pharmaceutical projects for the Company. Additionally, the university will also provide technical services and training to the Company.  As part of the CRADA, the Company pays approximately $910,000 (RMB 6,000,000) to the institute annually.  The Company has the primary ownership of the designated research and development project results.

For the three months ended December 31, 2010 and 2009, approximately $232,000 and $1,100,000, respectively was incurred as research and development expense. For the six months ended December 31, 2010 and 2009, approximately $1,193,000 and $2,200,000, respectively was incurred as research and development expense. As of December 31, 2010, the Company’s future estimated payments to the remaining one CRADA amounted to approximately $1.7 million.

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

On January 19, 2011, the Company and the majority holder of the November 2007 Debentures and May 2008 Notes (the “ Holder”) entered into a Letter Agreements whereby the Company agreed to issue a total of 886,277 shares of its common stock to the Holder and other May 2008 Notes holders by January 20, 2011 for all accrued interest and related interest penalty and the Holder agreed to waive the events of default provisions set forth in the November 2007 Debentures and May 2008 Notes  The Holder also agreed to extend the due date of the November 2007 Debentures to February 28, 2011.

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

Legal proceedings

China West II, LLC and Genesis Technology Group, Inc., n/k/a Jiangbo Pharmaceuticals, Inc. (Arbitration)

In April 2010, China West II, LLC (“CW II”) filed a Demand For Arbitration with the American Arbitration Association on the case of CW II and Genesis Technology Group, Inc. n/k/a Jiangbo Pharmaceuticals, Inc. In that matter, CW II seeks repayment and interest on a $142,500 promissory note dated August 3, 2007 made by Genesis Equity Partners II LLC (“GEP”), a subsidiary of the Company prior to the October 2007 reverse merger, and guaranteed by the Company. In November 2010, the Company signed a settlement agreement with CW II. The Company agreed to issue 22,500 shares of its common stock to CW II and CW II agreed to pay the Company $25,000 in cash. The Company and CW II generally and fully released each other from all claims and liabilities. In connection with the settlement, the Company recorded approximately $91,000 settlement gain.

Note 19- Subsequent events

We are required to repay the November 2007 Debenture on or prior to February 28, 2011 and the May 2008 Notes on or prior to May 30, 2011.

On February 28, 2011, we will be required to repay the then outstanding aggregate principal amount of the November 2007 Debenture, together with all accrued interest.   On May 30, 2011, we will be required to repay the then outstanding aggregate principal amount of the May 2008 Notes, together with all accrued interest.   While we believe that we will be able to timely and successfully repay or refinance the November 2007 Debenture and the May 2008 Notes, there can be no assurance that we will be able to do so.  In the event that we are unable to repay the November 2007 Debenture, when due, the required holders of the May 2008 Notes may deliver an acceleration notice to the Company with respect to the May 2008 Notes.  In the event that we are unable to timely repay the November 2007 Debenture and/or the May 2008 Notes, we may be forced to seek protection under the United States Bankruptcy Code.

On January 19, 2011, the Company and the majority holder of the November 2007 Debentures and May 2008 Notes(the “ Holder”) entered into a Letter Agreement whereby the Company agreed to issue a total of 886,277 shares of its common stock to the Holder and other May 2008 Notes holders by January 20, 2011 for all accrued interest and related interest penalty and the Holder agreed to waive the events of default provisions set forth in the November 2007 Debentures and May 2008 Notes. The Holder also agreed to extend the due date of the November 2007 Debentures to February 28, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Jiangbo Pharmaceuticals, Inc. for the three months and six months ended December 31, 2010 and 2009 should be read in conjunction with Jiangbo’s financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, and Cautionary Notice Regarding Forward-Looking Statements in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As a result of the Corporate Name Change, our stock symbol changed to "JGBO" with the opening of trading on May 12, 2009, on the OTC Bulletin Board.

RESULTS OF OPERATIONS

Comparison of six months and three months ended December 31, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of total net sales ($ in thousands):

	Three Months Ended				Six Months Ended
	December 31,				December 31,

	2010	% of Revenue	2009	% of Revenue	2010	% of Revenue	2009	% of Revenue
SALES	$23,421	100.00%	$18,180	100.00%	$51,090	100.00%	$42,564	100.00%

COST OF SALES	6,600	28.18%	4,667	25.67%	14,261	27.91%	10,927	25.67%

GROSS PROFIT	16,821	71.82%	13,513	74.33%	36,829	72.09%	31,637	74.33%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,617	15.44%	5,259	28.93%	8,104	15.86%	9,601	22.56%

RESEARCH AND DEVELOPMENT	232	0.99%	1,106	6.08%	1,193	2.34%	2,206	5.18%

INCOME FROM OPERATIONS	12,972	55.39%	7,147	39.31%	27,532	53.89%	19,830	46.59%

OTHER (INCOME) EXPENSES, NET	(1,662)	(7.10)%	(151)	(0.83)%	(1,432)	(2.80)%	7,272	17.08%

INCOME BEFORE PROVISION FOR INCOME TAXES	14,634	62.48%	7,298	40.14%	28,964	56.69%	12, 558	29.50%

PROVISION FOR INCOME TAXES	3,504	14.96%	1,970	10.84%	7,260	14.21%	5,078	11.93%

NET INCOME	11,130	47.52%	5,328	29.31%	21,704	42.48%	7,480	17.57%

OTHER COMPREHENSIVE INCOME	2,507	10.70%	78	0.43%	5,419	10.61%	253	0.59%

COMPREHENSIVE INCOME	13,637	58.23%	5,406	29.74%	27,123	53.09%	7,733	18.17%

REVENUES. Revenues by product categories were as follows ($ in thousands):
	Six Months Ended December 31,		Increase	Increase
Product	2010	2009
Western pharmaceutical medicines	$35,160	$27,743	$7,417	26.73%
Chinese traditional medicines	15,930	14,821	1,109	7.48%
TOTAL	$51,090	$42,564	$8,526	20.03%

	Three Months Ended December 31,		Increase	Increase
Product	2010	2009
Western pharmaceutical medicines	$16,189	$12,928	$3,261	25.22%
Chinese traditional medicines	7,232	5,252	1,980	37.70%
TOTAL	$23,421	$18,180	$5,241	28.83%

REVENUE . During the six months ended December 31, 2010, we had revenues of $51.1 million as compared to revenues of $42.6 million for the six months ended December 31, 2009, an increase of $8.5 million or approximately 20.03%. For the three months ended December 31, 2010, we had revenues of $23.4 million as compared to revenues of $18.2 million for the three months ended December 31, 2009, an increase of $5.2 million or 28.83%.  The overall increase in total revenue in the first six months of fiscal year 2011 was primarily due to the increase of sales of our three top selling products.  Clarithromycin Sustained-released Tablets, Itopride Hydrochloride granules and Radix Isatidis Disperable Tablets, and partially offset by the decrease in the revenue generated from Baobaole chewable tablets. The three top selling products accounted for approximately 82.5% of our total revenue for the six months ended December 31, 2010. The newly launched Felodipine Sustained-released tablets also contributed to the sales increase.

The overall increase in total revenue in the second quarter of fiscal year 2011 was primarily due to a loss of production time caused by the Good Manufacture Practice (“GMP”) re-certification procedure in fiscal year 2010 which we did not experience in fiscal year 2011. The GMP re-certification procedure generally is performed by the Chinese State Food and Drug Administration, or SFDA, every five years and it required the production process to be stopped for the production lines under inspection. The re-certification procedure lasted for approximately six weeks at our main facility in the second quarter of fiscal year 2010. As a result, compared with the second quarter of fiscal year 2010, the sales of  Clarithromycin Sustained-released Tablets, Baobaole Chewable Tables, and Radix Isatidis Disperable Tablets increased in the second quarter of fiscal year 2011. The newly launched Felodipine Sustained-released tablets also contributed to the sales increase for the three months ended December 31, 2010.

Although several of our major products including Clarithromycin Sustained-released Tablets, Itopride Hydrochloride granules and Baobaole chewable tablets have entered into their maturity, we believe we will be able to continue to maintain our sales at its current level. We have recently commercially launched our newly approved product Felodipine Sustained Release Tablets in September 2010 and we expect the product to be quickly accepted by the market. Additionally, our Hongrui facility renovation work was completed in October 2010 and we have recently received the GMP certificate for this facility. We expect to relaunch several of the traditional Chinese medicines acquired in the February 2009 Hongrui acquisition in the second half of fiscal 2011.

COST OF SALES by product categories were as follows ($ in thousands):
	Six Months Ended December 31,		Increase	Increase
Product	2010	2009
Western pharmaceutical medicines	$9,967	$7,278	$2,689	36.95%
Chinese traditional medicines	4,294	3,649	645	17.68%
TOTAL	$14,261	$10,927	$3,334	30.51%

	Three Months Ended December 31,		Increase/ (Decrease)	Increase/ (Decrease)
Product	2010	2009
Western pharmaceutical medicines	$4,646	$3,542	$1,104	31.17%
Chinese traditional medicines	1,953	1,125	828	73.60%
TOTAL	$6,599	$4,667	$1,932	41.40%

Cost of sales for the six months ended December 31, 2010 increased $3.3 million or 30.51%, from $10.9 million for the six months ended December 31, 2009 to $14.2 million for the six months ended December 31, 2010. For the three months ended December 31, 2010, cost of sales increased $1.9 million or 41.40%, from $4.7 million for the three months ended December 31, 2009 to $6.6 million for the three months ended December 31, 2010, the increase in cost of sales was primarily due to increase in our product quantities sold. The overall cost of sales as a percentage of net revenue for the six months ended December 31, 2010, was approximately 27.92% as compared to 25.67% for the six months ended December 31, 2009 and 28.18% as compared to 25.67% for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. The increase was primarily attributable to the increase in raw material prices, particularly related our Clarithromycin Sustained-released Tablets and Radix Isatidis Disperable Tablets.

GROSS PROFIT by product categories as a percentage of sales were as follows:

	Six Months Ended December 31,		Increase/ (Decrease)
Product	2010	2009
Western pharmaceutical medicines	71.65%	73.77%	(2.12)%
Chinese traditional medicines	73.05%	75.38%	(2.33)%

	Three Months Ended December 31,		Increase/ (Decrease)
Product	2010	2009
Western pharmaceutical medicines	71.30%	72.60%	(1.30)%
Chinese traditional medicines	72.98%	78.58%	(5.6)%

Gross profit was $36.8 million for the six months ended December 31, 2010, as compared to $31.6 million for the six months ended December 31, 2009, and $16.8 million for the three months ended December 31, 2010, as compared to $13.5 million for the three months ended December 31, 2009, representing gross margins of approximately 72.10% and 74.33% for the six months ended December 31, 2010 and 2009, and  71.82% and 74.33% for the three months ended December 31, 2010 and 2009, respectively. The decrease in the gross profit for the period ended December 31, 2010 was primarily due to increase in raw material prices, particularly related to Clarithromycin Sustained-released Tablets and Radix Isatidis Disperable Tablets, and more products with lower gross margin were sold in the western pharmaceutical medicines category.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses totaled $7.9 million for the six months ended December 31, 2010, as compared to $9.6 million for the six months ended December 31, 2009, a decrease of $1.7 million or approximately 17.83%. Selling, general and administrative expenses totaled $3.4 million for the three months ended December 31, 2010, as compared to $5.3 million for the three months ended December 31, 2009, a decrease  of $1.9 million or approximately 35.31% as summarized below ($ in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Advertisement, marketing and promotion	$986	$2,203	$2,157	$3,269
Travel and entertainment - sales related	106	140	203	267
Depreciation and amortization	467	472	940	945
Shipping and handling	128	113	285	264
Salaries, wages, commissions and related benefits	1,917	1,488	3,974	3,471
Travel and entertainment - non sales related	58	24	182	107
Other	(45)	819	363	1,278
Total	$3,617	$5,259	$8,104	$9,601

The changes in these expenses during the second quarter and first six months of fiscal year 2011, as compared to the corresponding period in 2010 included the following:

•
A decrease of $1.2 million or approximately 55.24% in advertising, marketing and promotion spending for the second quarter of fiscal 2011 and a decrease of $1.1 million or 34.02% for the first six months of fiscal 2011 as compared to the corresponding period in fiscal 2010. The decrease in advertising, marketing and promotion spending was primarily due to fewer marketing and promotion expenses were spent for our Chinese traditional medicines in fiscal year 2011.

•	Travel and entertainment - sales related expenses and depreciation and amortization expenses remained materially consistent for the second quarter and the first six months of fiscal 2011.

•
Salaries, wages, commissions and related benefits increased by $ 0.4 million or 28.83 % during the second quarter of fiscal 2011 and increased by $0.5 million or 14.49% during the first six months of fiscal 2011 as compared to the corresponding period of fiscal 2010. The increase was primarily due to increased commissions paid to our sales representatives, and the accrued compensation to directors.

•
Travel and entertainment - non sales related expenses increased by $34,000 or 141.67% for the second quarter of fiscal 2011 and $75,000 or 70.09% for the first six months of fiscal 2011 due to more traveling activities incurred for administrative purposes.

•	For the six months ended December 31, 2011 and 2010 and for the three months ended December 2011 and 2010, shipping and handling expenses increased slightly due to more sales were generated.

•
Other selling, general and administrative expenses, which include professional fees, utilities, office supplies and expenses decreased by $0.9 million or 105.49% for the second quarter of fiscal 2011 and decreased by $ 0.9 million or 71.60% for the first six months of fiscal 2011 as compared to the corresponding period in fiscal 2010 primarily due to a $0.4 million bad debt expense recovery in fiscal 2011 as compared to a $0.5 million bad debt expense in fiscal 2010.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of fees paid to third parties for research and development related activities conducted for the Company and cost of materials used and salaries paid for the development of the Company’s products, totaled $ 1.2  million for the six months ended December 31, 2010, a decrease of $1.0 million or 45.92%  compared with the six months ended December 31, 2009.  Research and development costs totaled $0.2 million for the three months ended December 31, 2010, were a decrease of $0.9 million or 79.02%  compared with the three months ended December 31, 2009.  Research and development expenses mainly related two R&D cooperative agreements which obligated us to make monthly payments to the designated university/institute research and development projects, plus expenses incurred. The decrease in the research and development costs was primarily due to the fact that the R&D cooperative agreement with Shandong University completed in September 2010 and we do not have new R&D projects subsequent to the completion.

OTHER (INCOME) EXPENSES. Our other expenses consisted of financial expenses, change in fair value of derivative liabilities and other non-operating expenses (income). We had other income of $1.4 million for the six months ended December 31, 2010 as compared to other expenses of $7.3 million for the six months ended December 31, 2009, a decrease of $8.7 million in expenses  , or approximately 119.69%. For the three months ended December 31, 2010, we had other income of $1.7 million as compared to $0.2 million of other income for the three months ended December 31, 2009, an increase of $1.5 million in other income or 1000.66%. The increase in other income for the six months ended December 31, 2010 was primarily due to the $12.3 million gain in change in fair value of derivative liabilities related to our financings in November 2007 and May 2008 and offset by the increase in the debt discount amortization expense and financing interest and penalty expenses related to the same financings in November 2007 and May 2008.

NET INCOME. Our net income for the six months ended December 31, 2010 was $21.7 million as compared to $7.5 million for the six months ended December 31, 2009, an increase of $14.2 million or 190.16%. The net income for the three months ended December 31, 2010 was $11.1 million as compared to $5.3 million for the three months ended December 31, 2009, an increase of $5.8 million or 108.9%. The increase was primarily attributable to significant decrease in operating expenses and increase in other income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended December 31, 2010 was $26.1 million as compared to net cash provided by operating activities of $3.2 million for the six months ended December 31, 2009. The cash provided by operating activities for the six months ended December 31, 2010 was mainly attributed to the following: 1) net income of $21.7 million, 2) a decrease in accounts receivable of $8.3 million, 3) an add-back of amortization on debt discount and deferred debt costs of $9.8 million,  and 4) accrued liabilities of $1.4 million, partially offset by an increase in inventories of $1.0 million, a decrease in other payable of $1.2 million, a decrease in tax payable of $1.4 million and the gain from change in fair value of derivative liabilities of $12.3 million.

Net cash used in investing activities for the six months ended December 31, 2010 was $0.2 million and mainly attributable to purchases and prepayments of equipments. Net cash used by investing activities for the six months ended December 31, 2009 was $16.5 million and was mainly attributable to purchase of a land use right for future factory expansion of $17 million.

Net cash used in financing activities for the six months ended December 31, 2010 was $2.2 million. Net cash used in financing activities was $2.2 million for the six months ended December 31, 2009. The net cash used in financing activities was primarily attributable to repayment of bank loans.

We reported a net increase in cash for the six months ended December 31, 2010 of $27.3 million as compared to a net decrease in cash for the six months ended December 31, 2009 of $15.4 million.

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At December 31, 2010, almost all of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital requirements in the U.S. The Company’s management is currently evaluating the situation. Our working capital position increased by $37.5 million to $126.0 million at December 31, 2010, from $88.5 million at June 30, 2010. This increase in working capital is primarily attributable to an increase in cash of $27.3 million, decrease in derivative liabilities of $14.5 million, and partially offset by decrease in net accounts receivable of $7.0 million.

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

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties or related parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Risk Factors

Interest Rates. Our exposure to market risk for changes in interest rates primarily relates to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2010, we had approximately $151.2 million in cash and cash equivalent and restricted cash. A hypothetical 2% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statements of shareholders’ equity. We recorded net foreign currency gains (loss) of approximately $5.4 million and $197,000 for the six months ended December 31, 2010 and 2009, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

Related Party Transactions
Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Company’s Chief Executive Officer and other majority shareholders. For the three months ended December 31, 2010 and 2009, the Company recorded other income of approximately $82,000 and $81,000 from leasing the two buildings to this related party. For the six months ended December 31, 2010 and 2009, the Company recorded other income of approximately $164,000 and $161,000 from leasing the two buildings to this related party.  As of December 31, 2010 and June 30, 2010, amount due from this related party was approximately $167,000 and $324,000, respectively.

Other payable - related parties

Other payable-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chairman of the Board. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash in the near term.

Other payable - related parties consisted of the following:

	December 31,	June 30,
	2010	2010
	(Unaudited)
Payable to Cao Wubo, Chairman of the Board	$153,939	$154,866

Payable to Shandong Hilead Biotechnology Co., Ltd., majority owned by Cao Wubo, Chairman of the Board and former Chief Executive Officer (1)	-	48,609

Payable to Michael Marks, Director	10,000	-

Payable to Haibo Xu, Former Chief Operating Officer and Director	-	33,688

Payable to Elsa Sung, Chief Financial Officer	22,732	5,932

Payable to Jian Ge, Director	105,000	-

Payable to Lei Huang, Director	105,000	-

Payable to Xiaowei Feng, Director	15,000	-

Payable to John Wang, Director	22,536	12,500

Total other payable - related parties	$434,207	$255,595

(1) The Company leases two warehouses from Shandong Hilead Biotechnology Co., Ltd., a company majority owned by the Company’s Chairman and former Chief Executive Officer.  The rent expense related to this lease for the periods ended at December 31, 2010 and 2009 were immaterial.

On December 23, 2010, the Company advanced approximately $104,000 to Jiangbo Chinese-Western Pharmacy, an entity that is 90% owned by Cao Wubo, the Company’s Chairman, on an unsecured and interest free basis. The amount was fully repaid by Jiangbo Chinese-Western Pharmacy on December 30, 2010.

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

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual testes if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

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

As of the end of the Company's second quarter ended December 31, 2010 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010, due to the significant deficiencies that we identified in internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended June 30, 2010 (the “Form 10-K”).

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

2.
We have involved both internal accounting and operations personnel and a reputable outside independent consultants with US GAAP technical accounting expertise in the evaluation process and providing remediation plans for our internal controls a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction. As of June 30, 2010, the internal control consultants have completed initial evaluation and provided remediation plans to our senior management. We are currently in the process of modifying and implementing new policies and procedures within the financial reporting process.

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

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to insure that the foregoing do not become material weaknesses. We plan to fully implement the above remediation plan by June 30, 2011.

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
Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission

(b)    Changes in internal controls over financial reporting. During the six months covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

The Company is involved in various legal matters arising in the ordinary course of business. The following summarizes the Company’s pending legal proceedings as of December 31, 2010:

China West II, LLC and Genesis Technology Group, Inc., n/k/a Jiangbo Pharmaceuticals, Inc. (Arbitration)

In April 2010, China West II, LLC (“CW II”) filed a Demand For Arbitration with the American Arbitration Association on the case of CW II and Genesis Technology Group, Inc. n/k/a Jiangbo Pharmaceuticals, Inc. In that matter, CW II seeks repayment and interest on a $142,500 promissory note dated August 3, 2007 made by Genesis Equity Partners II LLC (“GEP”), a subsidiary of the Company prior to the October 2007 reverse merger, and guaranteed by the Company. In November 2010, the Company signed a settlement agreement with CW II, which settlement agreement was amended and restated on January 27, 2011. The Company agreed to release from escrow 22,500 shares of its common stock to CW II and to cancel the remaining 27,500 shares of its common stock that had been held in escrow and CW II agreed to pay the Company $25,000 in cash. The Company and CW II agreed to generally and fully release each other from all claims and liabilities. In connection with the settlement, the Company recorded approximately $91,000 of settlement gain.

Item 1A.  Risk Factors

Except as set forth below, there are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 28, 2010.

We are required to repay the November 2007 Debenture on or prior to February 28, 2011 and the May 2008 Notes on or prior to May 30, 2011.

On February 28, 2011, we will be required to repay the then outstanding aggregate principal amount of the November 2007 Debenture, together with all accrued interest.   On May 30, 2011, we will be required to repay the then outstanding aggregate principal amount of the May 2008 Notes, together with all accrued interest.   While we believe that we will be able to timely and successfully repay or refinance the November 2007 Debenture and the May 2008 Notes, there can be no assurance that we will be able to do so.  In the event that we are unable to repay the November 2007 Debenture, when due, the required holders of the May 2008 Notes may deliver an acceleration notice to the Company with respect to the May 2008 Notes.  In the event that we are unable to timely repay the November 2007 Debenture and/or the May 2008 Notes, we may be forced to seek protection under the United States Bankruptcy Code.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2010, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of May 2008 Notes. In connection with the conversion, the Company recorded $226,132 in interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

In November 2010, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of November 2007 Debentures. The Company did not recorded interest expense as the debenture discount and deferred financing costs related to the converted dentures have been fully amortized prior to the conversion.

In November 2010, in connection with the settlement (see Note 18) with China West II, the Company issued 22,500 shares of its common stock and the shares were valued at fair market value on the date of settlement at $6.71 per share or $150,975 in total, based on the trading price of the common stock. For the six months ended December, 2010, the Company recorded settlement income of approximately $91,000 related to this settlement.

In December 2010, the Company issued a total of 7,950 shares of common stock to four of its director, officers and employees~~.~~ as director fees. The Company valued these shares at the fair market value on the date of grant at $5.72  per share, or $45,474 in total, based on the trading price of common stock. For the six months ended December 31, 2010, the Company recorded stock based compensation expense of $45,474 related to this issuance accordingly.

Item 3. Defaults Upon Senior Securities

As a result of the delay in its ability to transfer cash out of PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company became delinquent on the payment of interest under the 6% Convertible Subordinated Debenture of the Company dated November 6, 2007 (the “November 2007 Debentures”) and the 6% Convertible Notes of the Company dated May 30, 2008 (collectively, the “May 2008 Notes”) in December 2009. Additionally, the Company will be required to repay the then outstanding aggregate principal amount of the November 2007 Debentures, together with all accrued interest and penalties, on November 30, 2010 and repay the aggregate principal amount of the May 2008 Notes then outstanding, together with all accrued interest and penalties, on May 30, 2011. Accrued interest and related interest penalties as of December 31, 2010 with respect to the November 2007 Debentures and the May 2008 Notes amounted to approximately $6.3 million in total.

On January 19, 2011, the Company and the sole holder of the November 2007 Debentures and majority holder of the May 2008 Notes (the “ Holder”) entered into a Letter Agreement whereby the Company agreed to issue a total of 886,277 shares of its common stock to the Holder and the other holders of the May 2008 Notes holders by January 20, 2011 for all accrued interest and related interest penalty and the Holder agreed to waive the events of default provisions set forth in the November 2007 Debentures and May 2008 Notes.  The Holder also agreed to extend the due date of the November 2007 Debentures to February 28, 2011.

Item 4. (Removed and Reserved.)

Item 5. Other Information.

None.

Item 6. Exhibits
No.	Description

3.1	Amended and Restated Bylaws of Jiangbo Pharmaceuticals, Inc. (1)

10.1	Letter Agreement dated January 19, 2011 by and between Jiangbo Pharmaceuticals, Inc. and Pope Investments LLC (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIANGBO PHARMACEUTICALS, INC.

Date: February 22, 2011	By:	/s/ Jin Linxian
Jin Linxian
Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2011	By:	/s/ Elsa Sung
Elsa Sung
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX
No.	Description

3.1	Amended and Restated Bylaws of Jiangbo Pharmaceuticals, Inc. (1)

10.1	Letter Agreement dated January 19, 2011 by and between Jiangbo Pharmaceuticals, Inc. and Pope Investments LLC (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2011.