Form 10-Q
period 2011-03-31
Jiangbo Pharmaceuticals, Inc.
filed 2011-05-23
CIK 1091164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2011

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
__________________________________________________________________
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total number of shares outstanding at May 20, 2011 was 13,692,179.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146,886,471	$108,616,735
Restricted cash	10,383,600	11,135,880
Investments	46,094	168,858
Accounts receivable, net of allowance for doubtful accounts of $737,268 and $1,343,421as of March 31, 2011 and June 30, 2010, respectively	20,759,766	33,195,201
Inventories	2,896,877	2,200,614
Other receivables	64,387	13,241
Other receivable - related parties	251,955	324,060
Advances to suppliers	209,841	260,688
Financing costs	46,541	435,634
Total current assets	181,545,532	156,350,911

PLANT AND EQUIPMENT, NET	13,469,481	13,284,312

OTHER ASSETS:
Long term prepayments	30,470	110,725
Intangible assets, net	31,597,140	32,594,326
Total other assets	31,627,610	32,705,051
Total assets	$226,642,623	$202,340,274

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,302,424	$4,113,219
Short term bank loans	-	2,209,500
Notes payable	10,383,600	11,135,880
Other payables	658,454	677,464
Other payables - related parties	526,540	255,595
Accrued liabilities	2,128,719	8,110,399
Taxes payable	2,863,943	6,259,271
Refundable security deposits due to distributors	3,970,200	3,829,800
Liabilities assumed from reorganization	307,142	524,614
Derivative liabilities	1,218,616	18,497,227
Convertible debt, net of discount $1,833,267 and $13,669,752 as of March 31, 2011and June 30, 2010, respectively	15,546,733	12,210,248
Total current liabilities	41,906,371	67,823,217
Total liabilities	41,906,371	67,823,217

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Convertible preferred stock Series A ($0.001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2011 and June 30, 2010)	-	-
Common stock ($0.001 par value, 22,500,000 shares authorized, 13,692,179 and 11,701,802 shares issued and outstanding as of March 31, 2011 and June 30, 2010, respectively)	13,692	11,702
Additional paid-in capital	47,706,099	30,846,915
Capital contribution receivable	(11,000)	(11,000)
Retained earnings	119,559,930	92,797,859
Statutory reserves	3,253,878	3,253,878
Accumulated other comprehensive income	14,213,653	7,617,703
Total shareholders' equity	184,736,252	134,517,057
Total liabilities and shareholders' equity	$226,642,623	$202,340,274

The accompaning notes are an integral part of these consolidateed financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
CONTINUIG OPERATIONS:
REVENUES	$18,109,343	$25,571,389	$69,199,820	$68,135,385
COST OF SALES	6,070,653	6,974,455	20,331,519	17,901,903

GROSS PROFIT	12,038,690	18,596,934	48,868,301	50,233,482

RESEARCH AND DEVELOPMENT EXPENSE	233,145	1,093,440	1,426,425	3,299,400
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,845,257	3,799,136	13,949,528	13,400,155

INCOME FROM OPERATIONS	5,960,288	13,704,358	33,492,348	33,533,927

OTHER INCOME(EXPENSE):
Change in fair value of derivative liabilities	2,754,749	11,624,079	15,078,239	13,490,071
Other income - related parties	83,672	80,652	247,748	241,956
Non-operating income(expense), net	338,540	(5,790)	392,443	(220,061)
Interest expense, net	(2,539,807)	(6,643,163)	(13,649,378)	(15,562,981)
Total other income (expense), net	637,154	5,055,778	2,069,052	(2,051,015)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	6,597,442	18,760,136	35,561,400	31,482,912

PROVISION FOR INCOME TAXES	1,539,695	3,539,870	8,799,329	8,618,061

INCOME FROM CONTINUING OPERATIONS	5,057,747	15,220,266	26,762,071	22,864,851

DISCONTINUED OPERATIONS:
Loss from discontinued operations-net	-	36,000	-	200,769

NET INCOME	5,057,747	15,184,266	26,762,071	22,664,082

COMPREHENSIVE INCOME
Net income	5,057,747	15,184,266	26,762,071	22,664,082
Unrealized gainon available-for-sale securities	-	32,164	-	88,535
Foreign currency translation adjustment	1,177,397	509	6,595,950	197,393

COMPREHENSIVE INCOME	$6,235,144	$15,216,939	$33,358,021	$22,950,010

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	13,486,711	11,419,991	12,818,593	10,965,346

BASIC EARNINGS PER SHARE	$0.38	$1.33	$2.09	$2.07

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	15,659,211	15,235,811	15,192,372	15,234,156

DILUTED EARNINGS PER SHARE	$0.22	$0.02	$1.76	$0.57

The accompaning notes are an integral part of these consolidateed financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock Par Vaule $0.001		Additional	Capital	Retained Earnings		Accumulated other
	Number	Common	Paid-in	contribution	Statutory	Unrestricted	comprehensive
	of shares	stock	capital	receivable	reserves	earnings	income	Totals
BALANCE, June 30, 2009	10,435,099	$10,435	$48,397,794	$(11,000)	$3,253,878	$67,888,667	$6,523,602	$126,063,376

Cumulative effect of reclassification of warrants			(34,971,570)			(4,941,163)		(39,912,733)

BALANCE, July 1, 2009 as adjusted	10,435,099	10,435	13,426,224	(11,000)	3,253,878	62,947,504	6,523,602	86,150,643

Common stock issued for payment for other payable-related party @ $8.75 per share	2,286	2	19,998					20,000
Common stock issued for payment for service @ $8.75 per share	1,143	1	9,999					10,000
Common stock issued for services @ $9.91 per share	1,009	1	9,999					10,000
Common stock issued for interest payment @ $8.00 per share	84,015	85	990,968					991,053
Conversion of convertible debt to stock @ $8.00 per share	951,250	951	7,609,049					7,610,000
Reclassification from warrant liabilites to APIC due to conversion of convertible debt			6,287,408					6,287,408
Stock based compensation			135,104					135,104
Net income						22,664,082		22,664,082
Change in fair value on restricted marketable equity securities							88,535	88,535
Foreign currency translation gain							197,393	197,393

BALANCE, March 31, 2010 (Unaudited)	11,474,802	$11,475	$28,488,749	$(11,000)	$3,253,878	$85,611,586	$6,809,530	$124,164,218

Common stock issued for services @ $9.00 per share	17,350	17	156,133					156,150
Common stock issued for bonuses @ $8.50 per share	25,000	25	212,475					212,500
Common stock issued for bonuses @ $9.00 per share	15,900	16	143,084					143,100
Conversion of convertible debt to stock @ $8.00 per share	168,750	169	1,349,831					1,350,000
Reclassification of derivative liabilities to APIC due to conversion of convertible debt			496,643					496,643
Net income						7,186,273		7,186,273
Change in fair value on restricted marketable equity securities							77,843	77,843
Foreign currency translation gain							730,330	730,330
BALANCE, June 30, 2010	11,701,802	$11,702	$30,846,915	$(11,000)	$3,253,878	$92,797,859	$7,617,703	$134,517,057

Common stock issued for services @ $7.49 per share	1,450	1	10,859					10,860
Common stock issued for services @ $8.4 per share	6,500	6	54,593					54,599
Common stock issued for settlement @ $6.71 per share	22,500	23	150,953					150,976
Common stock issued for services @ $5.72 per share	7,950	8	45,466					45,474
Common stock issued for services @ $4.38 per share	3,200	3	14,013					14,016
Conversion of convertible debt to stock @ $8.0 per share	1,062,500	1,063	8,498,937					8,500,000
Common stock issued for convertible debentures interest and penalty settlement @ 6.64 per share	886,277	886	5,883,993					5,884,879
Reclassification of derivative liabilities to APIC due to conversion of convertible debt			2,200,370					2,200,370
Stock based compensation								-
Net income						26,762,071		26,762,071
Foreign currency translation gain							6,595,950	6,595,950
BALANCE, March 31, 2011 (Unaudited)	13,692,179	$13,692	$47,706,099	$(11,000)	$3,253,878	$119,559,930	$14,213,653	$184,736,252

The accompanying notes are an integral part of these consolidated financial statements.

JIANGBO PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,762,071	$22,664,082
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	628,964	615,565
Amortization of intangible assets	2,155,483	1,194,331
Amortization of debt issuance costs	389,093	670,984
Amortization of debt discount	11,836,485	11,409,936
Loss from discontinued operations-net	-	200,769
Gain from issuance of shares in lieu of cash interest payment	(396,152)	318,936
Interest expense payment of shares in lieu of cash	-	4,457
Bad debt (recovery) expense	(644,458)	446,257
Realized loss on sale of marketable securities	3,241	406,346
Unrealized (gain) loss on investments	68,210	(270,339)
Change in fair value of derivative liabilities	(14,961,390)	(13,490,071)
Stock-based compensation	124,951	155,104
Gain on legal settlement settled on shares	(91,495)	-
Changes in operating assets and liabilities
Accounts receivable	14,068,839	(8,813,521)
Inventories	(605,309)	(86,604)
Other receivables	(25,267)	154,654
Other receivables- related parties	82,583	(241,956)
Advances to suppliers	58,967	(273,373)
Long term prepayments	82,906	-
Accounts payable	43,147	(3,926,015)
Customer deposit	-	(1,026,480)
Other payables	125,055	725,041
Other payables - related parties	265,247	712,114
Accrued liabilities	(185,326	3,338,191
Liabilities assumed from reorganization	(217,472)	(95,384)
Taxes payable	(3,564,035)	(6,308,625)
Net cash provided by operating activities	36,004,338	8,484,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	51,313	531,750
Purchase of equipment and building improvements	(114,454)	(76,977)
Purchase of land use right	-	(16,975,633)
Net cash used in investing activities	(63,141)	(16,520,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	1,141,140	(4,186,572)
Payments for bank loans	(2,252,250)	(2,199,600)
Proceeds from bank loans	-	2,199,600
Proceeds from notes payable	17,781,889	19,173,180
Principal payments on notes payable	(18,923,029)	(14,986,608)
Net cash used in financing activities	(2,252,250)	-

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATION ON CASH AND CASH EQUIVALENTS	4,580,789	134,826

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,269,736	(7,901,635)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	108,616,735	104,366,117

CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,886,471	$96,464,482

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$61,176	$393,111
Cash paid for income taxes	$11,808,802	$2,631,495

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for stock based compensation	$-	$20,000
Common stock issued to offset related party payable	$-	$20,000
Common stock issued for interest payment	$6,281,031	$673,929
Common stock issued for convertible notes conversion	$8,500,000	$7,610,000
Common stock issued for legal settlement	$150,975	$-
Derivative liability reclassified to equity upon conversion	$2,200,370	$6,287,408
Transfer of investments to settle liabilities assumed from reorganization	$-	1,133,807

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

Our primary operations consist of the business and operations of our direct and indirect subsidiaries, which produce and sell western pharmaceutical products and traditional Chinese pharmaceutical products in China and focuses on developing innovative medicines to address various medical needs for patients worldwide. Details of the Company’s subsidiaries as of March 31, 2011 are as follows:

Consolidated entity name:	Percentage of ownership
Karmoya International Ltd.	100%
Union Well International Limited	100%
Genesis Jiangbo (Laiyang) Biotech Technology Co., Ltd. (“GJBT”)	100%
Laiyang Jiangbo Pharmaceuticals Co., Ltd. (“Laiyang Jiangbo”)	100% (Contractual subsidiary)

Our relationships with Laiyang Jiangbo and its shareholders are governed by a series of contractual arrangements primarily between two entities associated with our wholly owned subsidiary Karmoya: (1) GJBT, Karmoya’s wholly foreign owned enterprise in PRC, and (2) Laiyang Jiangbo, Karmoya’s operating company in PRC. Under PRC laws, each of GJBT and Laiyang Jiangbo is an independent legal person and neither of them is exposed to liabilities incurred by the other party. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements, as amended and restated, and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. Other than pursuant to the contractual arrangements described below, Laiyang Jiangbo does not transfer any other funds generated from its operations to any other member of the LJ Group.  The beneficial controlling stockholders of Jiangboown all the outstanding shares of Laiyang Jiangbo.  In addition, Karmoya International Ltd is the indirect parent of GJBT and controls this entity through its ownership of Union Well International Limited.

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

Because the above arrangement, which assigned all of Laiyang Jiangbo’s equity owners' rights and obligations to GJBT resulting in the equity owners lacking the ability to make decisions that have a significant effect on Laiyang Jiangbo's operations and GJBT's ability to extract the profits from the operation of Laiyang Jiangbo, and assume the Laiyang Jiangbo's residual benefits. Because the GJBT and its indirect parent are the sole interest holders of Laiyang Jiangbo, the Company consolidates Laiyang Jiangbo from its inception consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810-10.

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although the Company believe that the disclosures made are adequate to provide for fair presentation.  In the opinion of management, the accompanying consolidated interim financial statement include all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2011, its consolidated results of operations for the three and nine-month periods ended March 31, 2011 and 2010 and its cash flows and equity statements for the nine month periods ended March 31, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, previously filed with the SEC on September 28, 2010.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). In accordance with the FASB’s accounting standard governing foreign currency translation, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rates as quoted at the end of the period, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at March 31, 2011, were translated at 6.57 RMB to $1.00 as compared to 6.81 RMB to $1.00 at June 30, 2010. The average translation rates applied to statements of income for the nine months ended March 31, 2011 and 2010 were 6.68 RMB and 6.84 RMB to $1.00, respectively.

Reclassifications

Certain reclassifications, having no effect on net loss, have been made to the previously issued consolidated financial statements to conform to the current period’s presentation and were not material.

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

For the three and nine months ended March 31, 2011, $0 and $8.5 million convertible notes were converted, respectively. As of March 31, 2011, the Company has $17,380,000 convertible notes and 1,875,000 warrants outstanding. The fair value of the conversion features on the convertible notes was approximately $4,000 and the fair value of the warrants was approximately $1,200,000.  The Company recognized approximately $2.7 million and $15.1 million gain from the change in fair value of the conversion features on the convertible notes and warrants for the three and nine months ended March 31, 2010.

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the conversion features on the convertible notes and warrants using the Black-Scholes option-pricing model using the following assumptions:

	March 31, 2011				July 1, 2010
	Annual dividend yield	Expected term (years)	Risk-free interest rate	Expected volatility	Annual dividend yield	Expected term (years)	Risk-free interest rate	Expected volatility
Conversion feature on the $5 million convertible notes	-	-	0.07%	57.00%	-	0.35	0.22%	57.00%
Conversion feature on the $30 million convertible notes	-	0.17	0.19%	57.00%	-	0.92	0.32%	57.00%
1,875,000 warrants issued in May 2008	-	2.17	0.61%	65.00%	-	2.92	1.00%	85.00%

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

	Carrying Value at March 31,	Fair Value Measurements at March 31, 2011, Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3
Investments	$46,094	$46,094	$-	$-
Conversion feature on the $3.5M Convertible Debt (November 2007)	-	-	-	-
Conversion feature on the $13.9M Convertible Debt (May 2008)	4,218	-	-	4,218
1,875,000 warrants issued in May 2008	1,214,398	-	-	1,214,398
Total	$1,264,710	$46,094	$-	$1,218,616

Level 3 Valuation Reconciliations:

	March 31, 2011	June 30, 2010
	(Unaudited)
Beginning Balance	$18,497,227	$39,912,733
Reclassification to APIC due to conversion of notes	(2,200,370)	(6,784,051)
Chang in fair value	(15,078,241)	(14,631,455)
Ending Balance	$1,218,616	$18,497,227

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

Investments

Investments are comprised of marketable equity securities of publicly traded companies and are stated at fair value based on the quoted prices of these securities. These investments are classified as trading securities based on the Company’s intent to sell them in the near term. Restricted investments are marketable equity securities of publicly traded companies that were acquired through the reverse merger and contained certain SEC Rule 144 restrictions on the securities. Restricted investments are carried at fair value based on the trade price of these securities.  These securities were classified as available-for-sale and reflected as restricted and noncurrent. As of March 31, 2011, restrictions on restricted investments were fully lifted as the Company met the holding period requirement and the Company has reclassified those investments as investments trading securities.

The following is a summary of the components of the gain/loss on investments and restricted investments for the three and nine months ended March 31, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Realized (gain) loss on trading securities	$6,085	$(205)	$3,241	$406,346
Unrealized (gain) loss on trading securities	49,264	(4,592)	68,210	(270,339)
Unrealized gain on restricted investments – available-for-sale securities	-	(32,164)	-	(88,535)

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

Inventories

Inventories, consisting of raw materials, work-in-process, packing materials and finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the weighted average method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary. As of March 31, 2011 and June 30, 2010, the Company determined that no reserves were necessary.

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

Impairment of long-lived assets

Long-lived assets of the Company are reviewed if circumstances dictate, to determine whether their carrying values have become impaired. The Company considers assets to be impaired if the carrying values exceed the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2011, the Company expects these assets to be fully recoverable.

Beneficial conversion feature of convertible notes

In accordance with accounting standards governing the beneficial conversion feature of convertible notes, the Company has determined that the convertible notes contained a beneficial conversion feature because on November 6, 2007, the effective conversion price of the $5,000,000 convertible note was $5.81 when the market value per share was $16.00, and on May 30, 2008, the effective conversion price of the $30,000,000 convertible note was $5.10 when the market value per share was $12.00. Total value of beneficial conversion feature of $2,904,092 for the November 6, 2007 convertible note and $19,111,323 for the May 30, 2008 convertible note was discounted from the carrying value of the convertible notes. The beneficial conversation feature is amortized using the effective interest method over the terms of the notes. As of March 31, 2011 and June 30, 2010, total of $1,167,871 and $8,637,647, respectively, remained unamortized for the beneficial conversion feature.

Income taxes

The Company accounts for income taxes in accordance with the FASB’s accounting standard for income taxes. This standard requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.  Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. As of March 31, 2011 and June 30, 2010, the Company did not have any net deferred tax assets or liabilities.

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

Under this accounting standard, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties or interest incurred relating to underpayment of income taxes are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the nine months ended March 31, 2011 and 2010.

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

VAT on sales and VAT on purchases amounted to approximately $3,099,000 and $836,000 for the three months ended March 31, 2011, respectively, and approximately $4,347,000 and $924,000 for the three months ended March 31, 2010, respectively. VAT on sales and VAT on purchases amounted to approximately $11,764,000 and $3,089,000, respectively, for the nine months ended March 31, 2011, respectively, and approximately $11,583,000 and $2,662,000, respectively, for the nine months ended March 31, 2010, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative expenses. Shipping and handling costs amounted to approximately $113,000 and $146,000, respectively, for the three months ended March 31, 2011 and 2010, respectively. Shipping and handling costs amounted to approximately $397,000 and $411,000 for the nine months ended March 31, 2011 and 2010, respectively.

Advertising

Expenses incurred in the advertising of the Company and the Company’s products are charged to operations. Advertising expenses amounted to approximately $15,000 and $1,077,000 for the three months ended March 31, 2011 and 2010, respectively. Advertising expenses amounted to approximately $2,172,000 and $4,346,000 for the nine months ended March 31, 2011 and 2010, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development of the Company’s products, and fees paid to third parties to assist in such efforts.

Recent accounting pronouncements

In the third quarter of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-3, which is not expected to have a material impact on the consolidated financial statements upon adoption.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010:

Basic earnings per share

	For the Three Months Ended
	March 31,
	2011	2010

Net income for basic and diluted earnings per share	$5,057,747	$15,184,266

Weighted average shares used in basic computation	13,486,711	11,419,991

Earnings per share – Basic	$0.38	$1.33

Diluted earnings per share

	For the Three Months Ended
	March 31,
	2011	2010
Net income for basic earnings per share	$5,057,747	$15,184,266
Add: interest expense	338,520	2,753,645
Add: financing cost amortization	37,696	198,230
Add: note discount amortization	2,339,710	3,862,102
Subtract: unamortized financing cost at beginning of the period	(116,353)	(763,915)
Subtract: unamortized debt discount at beginning of the period	(4,172,977)	(20,945,255)
Net income for diluted earnings per share	$3,484,343	$289,073
Weighted average shares used in basic computation	13,486,711	11,419,991
Diluted effect of stock options and warrants	-	391,931
Diluted effect of convertible note	2,172,500	3,423,889
Weighted average shares used in diluted computation	15,659,211	15,235,811

Earnings per share – Diluted	$0.22	$0.02

The following is a reconciliation of the basic and diluted earnings per share computations for the nine months ended March 31, 2011 and 2010:

Basic earnings per share

	For the Nine Months Ended
	March 31,
	2011	2010

Net income for basic earnings per share	$26,762,071	$22,664,082

Weighted average shares used in basic computation	12,818,593	10,965,346

Earnings per share – Basic	$2.09	$2.07

Diluted earnings per share

	For the Nine Months Ended March 31,
	2011	2010
Net income for basic earnings per share	$26,762,071	$22,664,082
Add: interest expense	1,900,456	3,744,360
Add: financing cost amortization	356,976	670,985
Add: note discount amortization	11,836,485	11,409,937
Subtract: unamortized financing cost at beginning of the period	(435,634)	(1,236,669)
Subtract: unamortized debt discount at beginning of the period	(13,669,752)	(28,493,090)
Net income for diluted earnings per share	$26,750,602	$8,759,605
Weighted average shares used in basic computation	12,818,593	10,965,346
Diluted effect of stock options and warrants	6,480	383,837
Diluted effect of convertible note	2,367,299	3,884,974
Weighted average shares used in diluted computation	15,192,372	15,234,157

Earnings per share – Diluted	$1.76	$0.57

For the three and nine months ended March 31, 2011, 7,500 vested stock options with an average exercise price of $17.93 were not included and 1,882,500 warrants with an average exercise price of $10.00  in the diluted earnings per share calculation because of the anti-dilutive effect. For the three and nine months ended March 31, 2010, 7,500 vested stock options with an average exercise price of $17.93 were not included in the diluted earnings per share calculation because of the anti-dilutive effect.

Note 4 – Accounts receivable, net

Accounts receivable consist of the followings:

	March 31, 2011	June 30, 2010
	(Unaudited)
Accounts receivable	21,497,034	34,538,622
Less: accumulated depreciation	(737,268)	(1,343,421)
Total	$20,759,766	$33,195,201

The activities in the allowance for doubtful accounts are as follows for the periods ended March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
	(Unaudited)
Beginning allowance for doubtful accounts	$1,343,421	$694,370
Bad debt additions	-	642,499
Reduction of allowance	(644,457)	-
Foreign currency translation adjustments	38,304	6,552
Ending allowance for doubtful accounts	$737,268	$1,343,421

Note 5 - Inventories

Inventories consisted of the following:

	March 31, 2010	June 30, 2010
	(Unaudited)
Raw materials	$996,141	$924,996
Work-in-process	185,596	140,328
Packing materials	343,639	224,295
Finished goods	1,371,501	910,995
Total	$2,896,877	$2,200,614

Note 6 - Plant and equipment, net

Plant and equipment consisted of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)
Buildings and building improvements	$13,577,707	$12,891,331
Manufacturing equipment	2,998,644	2,783,090
Office equipment and furniture	197,926	222,172
Vehicles	497,962	479,999
Total	17,272,239	16,376,592
Less: accumulated depreciation	(3,802,758)	(3,092,280)
Total	$13,469,481	$13,284,312

For the three months ended March 31, 2011 and 2010, depreciation expense amounted to approximately $212,000 and $225,000, respectively. For the nine months ended March 31, 2011 and 2010, depreciation expense amounted to approximately $629,000 and $616,000, respectively.

Note 7 - Intangible assets, net

Intangible assets consisted of the following:

	March 31, 2010	June 30, 2010
	(Unaudited)
Land use rights	$29,399,040	$28,359,388
Patents	5,161,219	4,964,010
Customer lists and customer relationships	1,171,131	1,129,716
Trade secrets, formulas and manufacturing process know-how	1,068,900	1,031,100
Licenses	24,356	23,494
Total	36,824,646	35,507,708
Less: accumulated amortization	(5,227,506)	(2,913,382)
Total	$31,597,140	$32,594,326

Amortization expense for the three months ended March 31, 2011 and 2010 amounted to approximately $1,386,000, and $391,000, respectively. Amortization expense for the nine months ended March 31, 2011 and 2010 amounted to approximately $2,155,000 and $1,194,000, respectively.

The following table summarizes the amortization expense for the next five years and thereafter:

Twelve month periods ending March 31,
2012	$2,032,165
2013	1,727,592
2014	1,557,841
2015	597,613
2016 and thereafter	25,681,929
Total	$31,597,140

Note 8 - Debt

Short term bank loan

Short term bank loan represents an amount due to a bank that is due within one year. This loan can be renewed with the bank upon maturity. The Company’s short term bank loan consisted of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)
Loan from Communication Bank; due December 2010; interest rate of 6.37% per annum; monthly interest payment; guaranteed by related party, Jiangbo Chinese-Western Pharmacy.	$-	$2,209,500
Total	$-	$2,209,500

Interest expense related to the short term bank loan amounted to approximately $0 and $37,000 for three months ended March 31, 2011 and 2010, respectively. Interest expense related to the short term bank loan amounted to approximately $61,000 and $73,000 for the nine months ended March 31, 2011 and 2010, respectively.

Notes Payable

Notes payable represents amounts due to a bank which are collateralized and typically renewed. All notes payable are secured by the Company’s restricted cash. The Company’s notes payables consist of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)
Commercial Bank, various amounts, non-interest bearing, due from April 2011 to July 2011; collateralized by 100% of restricted cash deposited	$10,383,600	$11,135,880
Total	$10,383,600	$11,135,880

Note 9 - Related party transactions

Other receivables - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Company’s Chairman of the Board and other majority shareholders. For the three months ended March 31, 2011 and 2010, the Company recorded other income of approximately $84,000 and $81,000 from leasing the two buildings to this related party. For the nine months ended March 31, 2011 and 2010, the Company recorded other income of approximately $248,000 and $242,000 from leasing the two buildings to this related party.  As of March 31, 2011 and June 30, 2010, amount due from this related party was approximately $252,000 and $324,000, respectively.

Other payables - related parties

Other payables-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chairman of the Board. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.

Other payables - related parties consisted of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)
Payable to Wubo Cao, Chairman of the Board	$204,732	$154,866

Payable to Shandong Hilead Biotechnology Co., Ltd., majority owned by Wubo Cao, Chairman of the Board and former Chief Executive Officer (1)	-	48,609

Payable to Michael Marks, Director	27,500	-

Payable to Haibo Xu, Former Chief Operating Officer and Director	-	33,688

Payable to Elsa Sung, Former Chief Financial Officer	11,308	5,932

Payable to Jian Ge, Director	112,500	-

Payable to Huang Lei, Director	112,500	-

Payable to Xiaowei Feng, Director	22,500	-

Payable to John Wang, Director	35,500	12,500

Total other payable - related parties	$526,540	$255,595

(1)
The Company leases two warehouses from Shandong Hilead Biotechnology Co., Ltd., a company majority owned by the Company’s Chairman and former Chief Executive Officer. The rent expense related to this lease for the periods ended at March 31, 2011 and 2010 were immaterial.

On December 23, 2010, the Company advanced approximately $104,000 to Jiangbo Chinese-Western Pharmacy, an entity that is 90% owned by Wubo Cao, the Company’s Chairman, on an unsecured and interest free basis. The amount was fully repaid by Jiangbo Chinese-Western Pharmacy on December 30, 2010.

 Note 10 – Concentration of Business

a.           Concentration of Credit risk

Assets that the Company potentially subject to significant concentration of credit risks primarily consist of cash and cash equivalents and accounts receivable. The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. As of March 31, 2011 and June 30, 2010, the Company’s bank balances, including restricted cash balances, exceeded government-insured limits by approximately $157,201,000 and $119,675,000, respectively. To date, the Company has not experienced any losses in such accounts.

Accounts receivable are typically unsecured and the risk with respect to accounts receivable is mitigated by credit evaluations. The Company monitors customers with outstanding balances.

b.           Concentration of major customers, suppliers, and products

For the three months ended March 31, 2011 and 2010, sales from four products accounted for 96.8% and 99.8%, respectively, of the Company’s total sales.  For the nine months ended March 31, 2011 and 2010, the four products accounted for 97.8% and 99.4%, respectively, of the Company’s total sales.

For the three months ended March 31, 2011 and 2010, three customers accounted for approximately 39.1% and 28.0%, respectively, of the Company's total revenue. For the nine months ended March 31, 2011 and 2010, the three customers accounted for approximately 35.0% and 25.8%, respectively, of the Company's total revenue. The three customers represented 37.7% and 28.7% of the Company's total accounts receivable as of March 31, 2011 and June 30, 2010, respectively.

For the three months ended March 31, 2011 and 2010, top three suppliers accounted for approximately 66.4% and 65.7%, respectively, of the Company's purchases. For the nine months ended March 31, 2011 and 2010, top three suppliers accounted for approximately 65.1% and 61.7%, respectively, of the Company's purchases. Top three suppliers represented 59.8% and 61.5% of the Company's total accounts payable as of March 31, 2011 and June 30, 2010, respectively.

 Note 11 - Taxes payable

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for U.S. income taxes has been made as the Company had no U.S. taxable income during the nine months ended March 31, 2011 and 2010.

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

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	2011	2010
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
Other items (a)	(1.7)%	(6.1)%
Total provision for income taxes	23.3%	18.9%

(a) The (1.7)% and (6.1)% represent the expenses incurred by the Company that are not deductible for PRC income tax purpose, and the gain on change in fair value of derivative liabilities and  interest expense in relation to the convertible notes which were not subject to  the income tax or bring tax benefits for the three months ended March 31, 2011 and 2010, respectively.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the nine months ended March 31, 2011and 2010:

	For the Nine Months Ended
	2011	2010
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
Other items(a)	(0.3)%	2.5%
Total provision for income taxes	24.7%	27.5%

(a) The (0.3)% and 2.5% represent the expenses incurred by the Company that are not deductible for PRC income tax purpose , for the nine months ended March 31, 2011 and 2010 respectively.

Taxes payable

The following table reflects taxes payable as of:

	March 31, 2011	June 30, 2010
	(Unaudited)
Value added taxes	$665,256	$1,372,353
Income taxes	1,809,885	4,698,174
Other taxes	388,802	188,744

Total	$2,863,943	$6,259,271

 Jiangbo incurred net operating losses of approximately $1,651,000 for income tax purposes for nine months ended March 31, 2011.  The estimated net operating loss carryforwards for US income taxes amounted to approximately $6,535,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, from 2027 through 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for US income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the nine months ended March 31, 2011 was approximately $561,000 and the accumulated valuation allowance as of March 31, 2011 amounted to approximately $2,222,000. Management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $141,828,000 as of March 31, 2011, and is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Note 12 - Convertible Debt

November 2007 Convertible Debentures

On November 7, 2007, the Company entered into a Securities Purchase Agreement (the “November 2007 Purchase Agreement”) with Pope Investments, LLC (“Pope”) (the “November 2007 Investor”). Pursuant to the November 2007 Purchase Agreement, the Company issued and sold to the November 2007 Investor, $5,000,000 principal amount of 6% convertible subordinated debentures due November 30, 2010 (the “November 2007 Debenture”) and a three-year warrant to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share, exercisable at $12.80 per share, subject to adjustments as provided therein. The November 2007 Debenture bears interest at the rate of 6% per annum and the initial conversion price of the debentures is $10 per share. In connection with the offering, the Company placed in escrow 500,000 shares of its common stock.  As of March 31, 2011, the 500,000 shares are still in escrow.  In connection with the May 2008 financing, the November 2007 Debenture conversion price was subsequently adjusted to $8 per share (Post 40-to-1 reverse split).

The Company evaluated the FASB’s accounting standard regarding convertible debentures and concluded that the convertible debenture has a beneficial conversion feature.  The Company estimated the intrinsic value of the beneficial conversion feature of the November 2007 Debenture at $2,904,093. The fair value of the warrants was estimated at $2,095,907. The two amounts are recorded in full value of the bond as debt discount and amortized using the effective interest method over the three-year term of the debentures.

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

In connection with the private placement, the Company paid the placement agents a fee of $250,000 and incurred other expenses of $104,408, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the debentures. For the three months ended March 31, 2011 and 2010, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $0 and $24,876, respectively. For the nine months ended March 31, 2011 and 2010, amortization of debt issuance costs related to the November 2007 Purchase Agreement was $32,117 and $102,951, respectively. The amortization of debt issuance costs has been included in interest expense. The remaining balance of unamortized debt issuance costs of the November 2007 Purchase Agreement at March 31, 2011 and June 30, 2010 was $0 and $32,118, respectively. The amortization of debt discounts was $0 and $436,202, respectively, for the three months ended March 31, 2011 and 2010. The amortization of debt discounts was $1,255,430 and $1,830,624, respectively, for the nine months ended March 31, 2011 and 2010, respectively. The amortization of debt discount has been included in interest expense on the accompanying consolidated statements of income. The balance of the debt discount was $0 and $1,255,430 at March 31, 2011 and June 30, 2010, respectively.

The November 2007 Debenture bears interest at the rate of 6% per annum, payable in semi-annual installments on May 31 and November 30 of each year, with the first interest payment due on May 31, 2008. The initial conversion price (“November 2007 Conversion Price”) of the November 2007 Debentures was $10 per share. If the Company issues common stock at a price that is less than the effective November 2007 Conversion Price, or common stock equivalents with an exercise or conversion price less than the then effective November 2007 Conversion Price, the November 2007 Conversion Price of the November 2007 Debenture and the exercise price of the warrants will be reduced to such price. The November 2007 Debenture may not be prepaid without the prior written consent of the Holder, as defined. In connection with the Offering, the Company placed in escrow 500,000 shares of common stock issued by the Company in the name of the escrow agent. In the event the Company’s consolidated Net Income Per Share (as defined in the November 2007 Purchase Agreement), for the year ended June 30, 2008, was less than $1.52, the escrow agent was required to deliver the 500,000 shares to the November 2007 Investor. The Company concluded that its fiscal 2008 Net Income Per Share met the required amount and no shares were delivered to the November 2007 Investor. As of March 31, 2011, the 500,000 shares were still in escrow. The original due date for the November 2007 Debenture was November 30, 2010.  The Company was unable to repay the November 2007 on that date due to its inability to transfer sufficient cash out of the PRC.  On January 19, 2011, the Company and Pope reached a settlement agreement; Pope agreed to extend the maturity date of November 2007 Debenture remaining outstanding balance of $3.5 million to February 28, 2011. The Company was unable to make the principal payment due to its continued inability to transfer sufficient cash out of the PRCand became delinquent on the November 2007 Debentures on February 28, 2011.  As of March 31, 2011 and the date of this report, no formal event of default notice has been presented by the Holder of the November 2007 Debentures and the Company is currently in discussion with the holder to resolve the delinquent situation.

 The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 492 of the Securities Act of 1933, as amended (“Securities Act”).

During the three and nine months ended March 31, 2011, the Company issued 0 and 1,062,500 shares of its common stock upon conversion of 0 and $500,000 November 2007 Notes, respectively. As of March 31, 2011, a total of $1,500,000 November 2007 Debentures has been converted into shares of common stock of the Company.

May 2008 Convertible Debentures

On May 30, 2008, the Company entered into a Securities Purchase Agreement (the “May 2008 Securities Purchase Agreement”) with certain investors (the “May 2008 Investors”), pursuant to which, on May 30, 2008, the Company sold to the May 2008 Investors 6% convertible debentures (the “May 2008 Notes”) and warrants to purchase 1,875,000 shares of the Company’s common stock (“May 2008 Warrants”), for an aggregate amount of $30,000,000 (the “May 2008 Purchase Price”), in transactions exempt from registration under the Securities Act (the “May 2008 Financing”). Pursuant to the terms of the May 2008 Securities Purchase Agreement, the Company will use the net proceeds from the financing for working capital purposes. In addition, pursuant to the terms of the May 2008 Securities Purchase Agreement, the Company was required, among other things, to increase the number of its authorized shares of common stock to 22,500,000 by August 31, 2008, and is prohibited from issuing any “Future Priced Securities” as such term is described by NASD IM-4350-1 for one year following the closing of the May 2008 Financing. The Company satisfied the increase in the number of its authorized shares of common stock in August 2008 (post 40-to-1 reverse split).

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

In connection with the private placement, the Company paid the placement agents a fee of $1,500,000 and incurred other expenses of $186,500, which were capitalized as deferred debt issuance costs and are being amortized to interest expense over the life of the notes. During the three months ended March 31, 2011 and 2010, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $69,813 and $173,355, respectively. During the nine months ended March 31, 2011 and 2010, amortization of debt issuance costs related to the May 2008 Purchase Agreement was $356,976 and $568,033, respectively. The remaining balance of unamortized debt issuance costs of the May 2008 Purchase Agreement at March 31, 2011 and June 30, 2010 was $46,540 and $403,516, respectively. The amortization of debt discounts was $2,339,710 and $3,425,900 for the three months ended March 31, 2011 and 2010, and was $10,581,055 and $9,579,312 for the nine months ended March 31, 2011 and 2010 respectively, which has been included in interest expense on the accompanying consolidated statements of income. The balance of the unamortized debt discount was $1,833,267 and $12,414,322 at March 31, 2010 and June 30, 2010, respectively.

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

In connection with the May 2008 Financing, Mr. Cao, the Company’s Chairman of the Board, placed 3,750,000 shares of common stock of the Company owned by him into an escrow account pursuant to a make good escrow agreement dated May 30, 2008 (the “Make Good Escrow Agreement”). In the event that either (i) the Company’s adjusted 2008 earnings before taxes is less than $26,700,000 (“2008 Guaranteed EBT”) or (ii) the Company’s 2008 adjusted fully diluted earnings before taxes per share is less than $1.60 (“2008 Guaranteed Diluted EBT”), 1,500,000 of such shares (the “2008 Make Good Shares”) are to be released pro rata to the May 2008 Investors. In the event that either (i) the Company’s adjusted 2009 earnings before taxes is less than $38,400,000 (“2009 Guaranteed EBT”) or (ii) the Company’s adjusted fully diluted earnings before taxes per share is less than $2.32 (or $2.24 if the 500,000 shares of common stock held in escrow in connection with the November 2007 private placement have been released from escrow) (“2009 Guaranteed Diluted EBT”), 2,250,000 of such shares (the “2009 Make Good Shares”) are to be released pro rata to the May 2008 Investors. Should the Company successfully satisfy these respective financial milestones, the 2008 Make Good Shares and 2009 Make Good Shares will be returned to Mr. Cao. In addition, Mr. Cao is required to deliver shares of common stock owned by him to the Investors on a pro rata basis equal to the number of shares (the “Settlement Shares”) required to satisfy all costs and expenses associated with the settlement of all legal and other matters pertaining to the Company prior to or in connection with the completion of the Company’s October 2007 share exchange in accordance with formulas set forth in the May 2008 Securities Purchase Agreement (post 40-to-1 reverse split). The Company has concluded that both thresholds for the years ended June 30, 2009 and June 30, 2008 have been met. Neither the 2008 Make Good Shares nor the 2009 Make Good Shares had been returned to Mr. Cao as of March 31, 2011 and as of the date of this filing.

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

During the three and nine months ended March 31, 2011, the Company issued 0 and 1,062,500 shares of its common stock upon conversion of $500,000 and $8,000,000 May 2008 Notes, respectively. As of March 31, 2011, a total of $16,120,000 May 2008 Notes has been converted into common shares.

The above two convertible debenture liabilities are as follows:

	March 31, 2011	June 30, 2010
	(Unaudited)
November 2007 convertible debenture note payable	$3,500,000	$4,000,000
May 2008 convertible debenture note payable	13,880,000	21,880,000
Total convertible debenture note payable	17,380,000	25,880,000
Less: Unamortized discount on November 2007 convertible debenture note payable	-	(1,255,430)
Less: Unamortized discount on May 2008 convertible debenture note payable	(1,833,267)	(12,414,322)
Convertible debentures, net	$15,546,733	$12,210,248

Interest and Penalties
As a result of the delay in its ability to transfer cash out of the PRC (partially due to the stricter foreign exchange restrictions and regulations imposed in the PRC starting in December 2008), the Company became delinquent on the payment of interest under the November 2007 Debenture and May 2008 Notes in December 2009. In February 2010, the Company, the holder of the November 2007 Debenture and the majority holder of the May 2008 Notes holders entered to a waiver agreement regarding the delinquent interest payment; the waiver agreement required the Company to make the delinquent interest payments by February 25, 2010 and to have its common stock listed on the NASDAQ stock market on or prior to April 15, 2010. The Company was not able to meet the waiver letter requirements and has continued dialogue with the November 2007 Debenture and May 2008 Notes holders. No formal event of default notice was presented by the November 2007 Debenture or the May 2008 Notes holders. On January 19, 2011, the Company and the holder of the November 2007 Debenture and majority holder of the May 2008 Notes (the “ Holder”) entered into a Letter Agreement (the “Letter Agreement”) whereby the Company agreed to issue a total of 886,277 shares of its common stock to the Holder and other holders of the May 2008 Notes by January 20, 2011 for all accrued interest and related interest penalty and the Holder agreed to waive the Event of Default provisions set forth in the November 2007 Debenture and the May 2008 Notes.  Of the 886,277 shares issued, 366,048 shares were related to accrued interest and 520,229 shares were related to penalties.  The Holder also agreed to extend the due date of the November 2007 Debenture to February 28, 2011. Approximately $6,281,031 of the accrued interest and related interest penalty was settled accordingly.

The Company was unable to make the principal payment and again became delinquent on the November 2007 Debenture on March 1, 2011.  As of March 31, 2011 and the date of this report, no formal event of default notice has been presented by the holder of the November 2007 Debenture and the Company is currently in discussion with the holder of the November 2007 Debenture to resolve the delinquent situation.

Accrued interest and related interest penalty as of March 31, 2011 related to the November 2007 Debenture and May 2008 Notes amounted to $291,394.

Note 13 - Shareholders’ equity

Common stock

In July 2010, the Company issued 3,250 shares of common stock to a consultant for services. The Company valued these shares at the fair value on the service contract date of $8.40 per share, or $27,300 in total, based on the trading price of common stock. For the nine months ended March 31, 2011, the Company recorded stock-based compensation expense of $27,300 related to this issuance accordingly.

 In July 2010, the Company issued 562,500 shares of its common stock in connection with the conversion of $4,500,000 of May 2008 Notes at the conversion price of $8. In connection with the conversion, the Company recorded $2,636,210 in interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

In August 2010, the Company issued 125,000 shares of its common stock in connection with the conversion of $1,000,000 of May 2008 Notes at the conversion price of $8. In connection with the conversion, the Company recorded $541,033 in interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

In September 2010, the Company issued 250,000 shares of its common stock in connection with the conversion of $2,000,000 of May2008 Notes at the conversion price of $8. In connection with the conversion, the Company recorded $999,286 in interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

In September 2010, the Company issued 1,450 shares of common stock to the Company’s Chairman as director fee. The Company valued these shares at the fair market value on the date of grant of $7.49 per share, or $10,860 in total, based on the trading price of common stock. For the nine months ended March 31, 2011, the Company recorded stock based compensation expense of $10,860 related to this issuance accordingly.

In October 2010, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of May 2008 Notes at the conversion price of $8. In connection with the conversion, the Company recorded $226,132 in interest expense to fully amortize the unamortized discount and deferred financing costs related to the converted dentures.

In November 2010, the Company issued 62,500 shares of its common stock in connection with the conversion of $500,000 of November 2007 Debentures at the conversion price of $8. The Company did not recorded interest expense as the debenture discount and deferred financing costs related to the converted dentures have been fully amortized prior to the conversion.

In November 2010, the in connection with the settlement (see Note 19) with China West II, the Company issued 22,500 shares of its common stock and the shares were valued at fair market value on the date of settlement at $6.71 per share or $150,976 in total, based on the trading price of the common stock. For the nine months ended March, 2011, the Company recorded settlement income of approximately $91,000 related to this settlement.

In December 2010, the Company issued a total of 7,950 shares of common stock to four of the Company’s  director, officers and employees. as director fee. The Company valued these shares at the fair market value on the date of grant of $5.72  per share, or $45,471 in total, based on the trading price of common stock. For the nine months ended March 31, 2011, the Company recorded stock based compensation expense of $45,474 related to this issuance accordingly.

In January 2011, the Company issued 3,250 shares of common stock to a consultant for services. The Company valued these shares at the fair market value on the service contract date of $8.40 per share, or $27,300 in total, based on the trading price of common stock on the contract date. For the nine months ended March 31, 2011, the Company recorded stock-based compensation expense of $27,300 related to this issuance accordingly.

In January 2011, in connection with the settlement (see Note 12) with the November 2007 Debentures and May 2008 Notes holders, the Company issued 886,277 shares of its common stock and the shares were valued at fair market value on the date of settlement at $6.64 per share or $5,884,879 in total, based on the trading price of the common stock. For the nine months ended March, 2011, the Company recorded settlement income of approximately $262,000 related to this settlement.

In March 2011, the Company issued a total of 3,200 shares of common stock to two of the Company’s directors and officers as compensations. The Company valued these shares at the fair market value on the date of grant of $4.38 per share, or $14,016 in total, based on the trading price of common stock. For the nine months ended March 31, 2011, the Company recorded stock based compensation expense of $14,016 related to this issuance accordingly.

Registered capital contribution receivable

At inception, Karmoya issued 1,000 shares of common stock to its founder. The shares were valued at par value. On September 20, 2007, the Company issued 9,000 shares of common stock to nine individuals at par value. The balance of $10,000 is shown as capital contribution receivable on the accompanying consolidated financial statements. As part of its agreements with the shareholders, the Company was to receive the $10,000 in October 2007. As of March 31, 2011, the Company has not received the $10,000.

Union Well was established on May 9, 2007, with a registered capital of $1,000. In connection with Karmoya’s acquisition of Union Well, the registered capital of $1,000 is reflected as capital contribution receivable on the accompanying consolidated financial statements. The $1,000 was due in October 2007, however, as of March 31, 2011, the Company has not received the $1,000.

Note 14 - Warrants

In connection with the $5,000,000 November 2007 6% Convertible Debenture, the Company issued a three-year warrant to purchase 250,000 shares of common stock, at an exercise price of $12.80 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.5%), (2) expected warrant life of 3 years, (3) expected volatility of 197%, and (4) zero expected dividends. In connection with the May 2008 financing, the exercise price of outstanding warrants issued in November 2007 was reduced to $8 per share and the total number of warrants to purchase common stock was increased to 400,000. The 400,000 warrants were expired in November 2010.

In connection with the $30,000,000 May 2008 6% Convertible Notes, the Company issued a five-year warrant to purchase 1,875,000 shares of common stock, at an exercise price of $10 per share. The calculated fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.2%), (2) expected warrant life of 5 years, (3) expected volatility of 95%, and (4) zero expected dividends.

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

A summary of the warrants as of March 31, 2011, and changes during the period are presented below:

Number of Warrants
Outstanding as of June 30, 2009	2,315,000
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2010	2,315,000
Granted	-
Forfeited	400,000
Exercised	-
Outstanding as of March 31, 2011 (unaudited)	1,915,000

The following is a summary of the status of warrants outstanding at March 31, 2011:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life (Years)	Average Exercise Price	Number	Average Remaining Contractual Life (Years)
$6.00	40,000	0.88	$6.00	40,000	0.88
$10.00	1,875,000	2.17	$10.00	1,875,000	2.17
Total	1,915,000			1,915,000

The Company has 1,915,000 warrants outstanding and exercisable at an average exercise price of $9.92 per share as of March31, 2011.

Note 15 - Stock options

On June 10, 2008, 7,500 options were granted and the fair value of these options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

					Grant Date
	Expected	Expected	Dividend	Risk Free	Average Fair
	Life	Volatility	Yield	Interest Rate	Value
Current officer	5 years	95%	0%	2.51%	$8.00

As of March 31, 2011, of the 7,500 options held by the Company’s executives, directors, and employees were fully vested.

The following is a summary of the option activity:

Number of Options
Outstanding as of June 30, 2009	140,900
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2010	140,900
Granted	-
Forfeited	133,400
Exercised	-
Outstanding as of March 31, 2011 (unaudited)	7,500

Following is a summary of the status of options outstanding at March 31, 2011:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Weighted Average Remaining Contractual Life (years)	Average Exercise Price	Number	Weighted Average Remaining Contractual Life (years)
$12.00	2,000	2.20	$12.00	2,000	2.20
$16.00	1,750	2.20	$16.00	1,750	2.20
$20.00	1,875	2.20	$20.00	1,875	2.20
$24.00	1,875	2.20	$24.00	1,875	2.20
Total	7,500		Total	7,500

At March 31, 2011 and June 30, 2010, there was no compensation expense recorded related to options granted as related compensation expenses has been fully charged in prior periods.

Note 16 - Employee pension plan

The employee pension in the Company generally includes two parts: the first part to be paid by the Company is 30.6% of $128 for each qualified employee each month. The other part, paid by the employees, is 11% of $128 each month. For the three months ended March 31, 2011 and 2010, the Company made pension contributions in the amount of $28,655 and $28,096, respectively. For the nine months ended March 31, 2011 and 2010, the Company made pension contributions in the amount of $110,655 and $58,368, respectively.

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

Note 18 - Accumulated other comprehensive income

The components of accumulated other comprehensive income is as follows:

Balance, June 30, 2009	$6,523,602
Foreign currency translation gain	927,723
Unrealized gain on marketable securities	166,378
Balance, June 30, 2010	$7,617,703
Foreign currency translation gain	6,595,950
Balance, March 31, 2011 (unaudited)	$14,213,653

Note 19 - Commitments and Contingencies

Commitments

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

For the three months ended March 31, 2011 and 2010, approximately $233,000 and $1,093,000, respectively was incurred as research and development expense. For the nine months ended March 31, 2011 and 2010, approximately $1,426,000 and $3,299,000, respectively was incurred as research and development expense. As of March 31, 2011, the Company’s future estimated payments to the remaining one CRADA amounted to approximately $1.5 million.

Contingencies

a.	Delinquent in the Repayment of Principal on November 2007 Debenture

As discussed in Note 12, the Company became delinquent in the payment of principal on its November 2007 Debenture on March 1, 2011. To date, the Company has remained unable to make these payments. The Company is required to repay the then outstanding aggregate principal amount of the November 2007 Debentures, together with all accrued interest and penalties. The Company continues to be engaged in discussions with the sole holder of the November 2007 Debenture with respect to this payment delinquency. To date, the Company has not received a formal acceleration notice under the terms of the November 2007 Debentures, nor have any actions been taken against the Company to secure the obligations.

In the event that the Company is unable to repay the November 2007 Debentures, upon such an acceleration, or in the event that the Company is unable to repay the November 2007 Debentures, when due, it is likely that the sole holder of the November 2007 Debenture will institute legal proceedings against the Company to collect the amounts due under the November 2007 Debentures. The occurrence of any of these events would be materially adverse to the Company’s ability to continue its business as it is presently conducted.

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

Note 20- Subsequent event

The Company became delinquent in the payment of principal on its November 2007 Debenture on March 1, 2011. To date, the Company has remained unable to make these payments. The Company is required to repay the then outstanding aggregate principal amount of the November 2007 Debentures, together with all accrued interest and penalties.   As of March 31, 2011 and the date of this report, no formal event of default notice has been  presented by the sole holder of the November 2007 Debentures and the Company is currently in discussions with the sole holder of the November 2007 Debenture to resolve the delinquent situation. However, the sole holder of the November 2007 Debentures may deliver an acceleration notice to the Company at any time. In the event that an acceleration notice is delivered to the Company, a cross-default will occur with respect to our May 2008 Notes and the majority holder of the May 2008 Notes will have the right to deliver an acceleration notice with respect to the May 2008 Notes. In addition, on May 30, 2011, the Company will be required to repay the then outstanding aggregate principal amount of the May 2008 Notes, together with all accrued interest.  There can be no assurance that the Company will be able to make the repayments on time.  In the event that the Company is unable to repay the May 2008 Notes, when due, the majority holder of the May 2008 Notes may deliver an acceleration notice to the Company with respect to the May 2008 Notes.  In the event that an acceleration notice is delivered to the Company, the Company may be forced to seek protection under the United States Bankruptcy Code.

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statement, or all such material events have been fully disclosed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Jiangbo Pharmaceuticals, Inc. for the three months and nine months ended March 31, 2011 and 2010 should be read in conjunction with Jiangbo’s financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, and Cautionary Notice Regarding Forward-Looking Statements in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of nine months and three months ended March 31, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of total net sales ($ in thousands):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2011	% of Revenue	2010	% of Revenue	2011	% of Revenue	2010	% of Revenue
SALES	$18,109	100.0%	$25,571	100.0%	$69,200	100.0%	$68,135	100.0%

COST OF SALES	6,071	33.5%	6,974	27.3%	20,332	29.4%	17,902	26.3%

GROSS PROFIT	12,038	66.5%	18,597	72.7%	48,868	70.6%	50,233	73.7%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,845	32.3%	3,799	14.9%	13,950	20.2%	13,400	19.7%

RESEARCH AND DEVELOPMENT	233	1.3%	1,093	4.30%	1,426	2.1%	3,299	4.8%

INCOME FROM OPERATIONS	5,960	32.9%	13,704	53.6%	33,492	48.4%	33,534	49.2%

OTHER INCOME (EXPENSES), NET	637	3.5%	5,055	19.8%	2,069	3.0%	(2,051)	(3.0)%

INCOME BEFORE PROVISION FOR INCOME TAXES	6,597	36.4%	18,760	73.3%	35,561	51.4%	31,483	46.2%

PROVISION FOR INCOME TAXES	1,540	8.5%	3,540	13.8%	8,799	12.7%	8,618	12.6%

INCOME FROM CONTINUING OPERATION	5,058	27.9%	15,220	59.5%	26,762	38.7%	22,864	33.6%

LOSS FROM DISCONTINUING OPERATION	-	0%	36	0.1%	-	0%	201	0.3%

NET INCOME	5,058	27.9%	15,184	59.4%	26,762	38.7%	22,664	33.3%

OTHER COMPREHENSIVE INCOME	1,177	6.5%	33	0.1%	6,596	9.5%	286	0.4%

COMPREHENSIVE INCOME	6,235	34.4%	15,217	59.5%	33,358	48.2%	22,950	33.7%

REVENUES. Revenues by product categories were as follows ($ in thousands):

	Nine Months Ended March 31,		Increase	Increase
Product	2011	2010	(Decrease)	(Decrease)
Western pharmaceutical medicines	$47,910	$45,158	$2,752	6.1%
Chinese traditional medicines	21,290	22,977	(1,687)	(7.3)%
TOTAL	$69,200	$68,135	$1,065	1.6%

	Three Months Ended March 31,
Product	2011	2010	(Decrease)	(Decrease)
Western pharmaceutical medicines	$12,757	$17,416	$(4,659)	(26.8)%
Chinese traditional medicines	5,352	8,155	(2,803)	(34.4)%
TOTAL	$18,109	$25,571	$(7,462)	(29.2)%

REVENUE . During the nine months ended March 31, 2011, we had revenues of $69.2 million as compared to revenues of $68.1 million for the nine months ended March 31, 2010, an increase of $1.1 million or approximately 1.6%. For the three months ended March 31, 2011, we had revenues of $18.1 million as compared to revenues of $25.6 million for the three months ended March 31, 2010, a decrease of $7.5 million or 29.2%.  The slight increase in total revenue in the nine months period ended March 31, 2011 was primarily due to an 2.4% appreciation of the RMB against the US dollar and offset by an approximately 0.8% decrease in the revenue when measured in the operating company Laiyang Jiangbo’s functional currency. We had a decrease in the sales of Itopride Hydrochloride granules and Baobaole Chewable Tables sales of our three top selling products and the sales decrease was offset by the increase in sales of Clarithromycin Sustained-released Tablets, Radix Isatidis Disperable Tablets and Ciprofloxacin Hydrochloride tablets. The newly launched Felodipine Sustained-released tablets also contributed to the sales increase.

For the three months ended March 31, 2011, we had revenues of $18.1 million which is consistent with the revenues of $25.6 million for the three months ended March 31, 2010, a decrease of $7.5 million or 29.2%.We had an average of 34% decrease in the decrease in the revenue generated from our top four products Clarithromycin Sustained-released tablets, Itopride Hydrochloride granules, Baobaole chewable tablets and Radix Isatidis granules. The revenue decrease was offset by the increase in Ciprofloxacin Hydrochloride tablets and Felodipline sustained release tablets. We were able to have manufacture capacities to meet our customers’ special orders on Ciprofloxacin Hydrochloride tablets in the third quarter and the Felodipline sustained release tablets was newly launched in fiscal year 2011. The overall decrease in total revenue in the third quarter of fiscal year 2011 was primarily due to the increased sales in the third quarter of fiscal year 2010 as a result of the loss of production time caused by the Good Manufacture Practice (“GMP”) re-certification procedure in the second quarter fiscal year 2010. Many of our customers were unable to receive shipments in the second quarter of fiscal year 2010; as our production resumed to the normal level in December 2010, customers placed more orders in the third quarter of fiscal year 2010 to make up for the shortage in the second quarter of fiscal year 2010. The GMP re-certification procedure generally is performed by the Chinese State Food and Drug Administration, or SFDA, every five years and it required the production process to be stopped for the production lines under inspection. The re-certification procedure lasted for approximately six weeks at our main facility in the second quarter of fiscal year 2010.

As several of our major products including Clarithromycin Sustained-released Tablets, Itopride Hydrochloride granules and Baobaole chewable tablets have entered into their maturity, we expect to maintain Clarithromycin Sustained-released Tablets sales at its current level and continue experiencing the decrease in sales of Itopride Hydrochloride granules and Baobaole chewable tablets. Additionally, our Hongrui facility renovation work was completed in October 2010 and we have recently received the GMP certificate for this facility. We have relaunched several of the traditional Chinese medicines acquired in the February 2009 Hongrui acquisition and we expect to see more sales being generated from those products for the remaining of the year.

COST OF SALES by product categories were as follows ($ in thousands):

	Nine Months Ended March 31,
Product	2011	2010	Increase	Increase
Western pharmaceutical medicines	$14,439	$12,699	$1,740	13.7%
Chinese traditional medicines	5,893	5,203	690	13.3%
TOTAL	$20,332	$17,902	$2,430	13.6%

	Three Months Ended March 31,
Product	2011	2010	(Decrease)	(Decrease)
Western pharmaceutical medicines	$4,480	$4,986	$(506)	(10.1)%
Chinese traditional medicines	1,591	1,988	(397)	(20.0)%
TOTAL	$6,071	$6,974	$(903)	(12.9)%

Cost of sales for the nine months ended March 31, 2011 increased $2.4 million or 13.6%, from $17.9 million for the nine months ended March 31, 2010 to $20.3 million for the nine months ended March 31, 2011.The increase was primarily attributable to the increase in raw material prices, particularly related our Clarithromycin Sustained-released Tablets and Radix Isatidis Disperable Tablets, and the appreciation of RMB value against the US dollar. For the three months ended March 31, 2011, cost of sales decreased $1.0 million or 12.9%, from $7.0 million for the three months ended March 31, 2010 to $6.1 million for the three months ended March 31, 2011, the decrease in cost of sales was primarily due to decrease in our product quantities sold and offset by the increase in raw material prices, particularly related our Clarithromycin Sustained-released Tablets and Radix Isatidis Disperable Tablets. The overall cost of sales as a percentage of net revenue for the nine months ended March 31, 2011, was approximately 29.4% as compared to 26.3% for the nine months ended March 31, 2010 and 33.5% as compared to 27.3% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

GROSS PROFIT by product categories as a percentage of sales were as follows:

	Nine Months Ended March 31,
Product	2011	2010	(Decrease)
Western pharmaceutical medicines	69.9%	71.9%	(1.8)%
Chinese traditional medicines	72.3%	77.4%	(5.1)%

	Three Months Ended March 31,
Product	2011	2010	(Decrease)
Western pharmaceutical medicines	64.5%	72.9%	(8.4)%
Chinese traditional medicines	70.3%	76.9%	(6.6)%

Gross profit was $48.9 million for the nine months ended March 31, 2011, as compared to $50.2 million for the nine months ended March 31, 2010, and $12.0 million for the three months ended March 31, 2011, as compared to $18.6 million for the three months ended March 31, 2010, representing gross margins of approximately 70.6% and 73.7% for the nine months ended March 31, 2011 and 2010, and  66.5% and 72.7% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the gross profit for the periods ended March 31, 2011 was primarily due to increase in raw material prices, particularly related to Clarithromycin Sustained-released Tablets and Radix Isatidis Disperable Tablets, and more products with lower gross margin were sold in the western pharmaceutical medicines category.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses totaled $14.0 million for the nine months ended March 31, 2011, as compared to $13.4 million for the nine months ended March 31, 2010, a decrease of $0.6 million or approximately 4.1%. Selling, general and administrative expenses totaled $5.8 million for the three months ended March 31, 2011, as compared to $3.8 million for the three months ended March 31, 2010, an increase  of $2.0 million or approximately 53.9% as summarized below ($ in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Advertisement, marketing and promotion	$15	$1,077	$2,172	$4,346
Travel and entertainment - sales related	116	104	319	371
Depreciation and amortization	1,460	492	2,400	1,437
Shipping and handling	112	19	397	126
Salaries, wages, commissions and related benefits	3,655	1,926	7,629	5,397
Travel and entertainment - non sales related	64	147	246	411
Other	423	34	787	1,312
Total	$5,845	$3,799	$13,950	$13,400

The changes in these expenses during the third quarter and first nine months of fiscal year 2011, as compared to the corresponding period in 2010 included the following:

•
A decrease of $1.1 million or approximately 98.6% in advertising, marketing and promotion spending for the third quarter of fiscal year 2011 and a decrease of $2.2 million or 50.0% for the nine months ended March 31, 2011 as compared to the corresponding period in fiscal year 2010. The decrease in advertising, marketing and promotion spending in the third quarter of fiscal year 2011 was due to the change in advertising expenses and commission payout policy starting in January 2011. In January 2011, we have stopped the advertising activities at the corporate level and significantly increased the commission payout percentage to our sales representatives to provide higher incentives to our sales representatives. The decrease in the advertising, marketing and promotion spending for the nine months period ended March 31, 2011 was primarily due to the change in advertising activities and commission payout policy in the third quarter and fewer marketing and promotion expenses were spent for our Chinese traditional medicines in first six months of fiscal year 2011.

•	Travel and entertainment - sales related expenses remained materially consistent for the third quarter and the nine months of fiscal year 2011 and 2010.

•
Depreciation and amortization expenses increased by $1.0 million or 196.7% for the third quarter of fiscal year 2011 and increased by $1.0 million or 67% for the nine months ended March 31, 2011 as compared to the corresponding period in fiscal year 2010. The increase was primarily because we started amortizing two land use rights that were purchased in prior year but yet to be developed for construction in the third quarter of fiscal year 2011.

•
For the three months ended March 31, 2011 and 2010 and for the nine months ended March 2011 and 2010, shipping and handling expenses increased by $0.1 million or 489.5% and $0.3 million or 215.1%, respectively due to increase in fuel costs.

•
Salaries, wages, commissions and related benefits increased by $ 1.7 million or 89.8 % during the third quarter of fiscal year 2011 and increased by $2.2 million or 41.4% during the nine months ended March 31, 2011 as compared to the corresponding period of fiscal year 2010. The increase was primarily due to the accrued compensation to directors and the change in commission payout policy in the third quarter of fiscal year 2011 as mentioned above. We significantly increased the commission payout percentage on our major products to incentivize our sales representatives in the third quarter of fiscal year 2011.

•
Travel and entertainment - non sales related expenses decreased by $0.l million or 56.5% for the third quarter of fiscal 2011 and $0.2 million or 40.1% for the nine months period ended March 31, 2011 due to less traveling and entertainment activities incurred for administrative purposes.

•
Other selling, general and administrative expenses, which include professional fees, utilities, office supplies and expenses increased by $0.4 million or 1144.1% for the third quarter of fiscal 2011 and decreased by $ 0.5million or 40.0% for the nine months ended March 31, 2011 as compared to the corresponding period in fiscal year 2010. The increase in the third quarter of fiscal year 2011 was due to increase in accrued property tax and professional fees. The decrease in the nine months ended March 31, 2011 as compared to the corresponding period of fiscal year 2010 was primarily due to a $0.6 million bad debt expense recovery in fiscal year 2011 as compared to a $0.4 million bad debt expense in fiscal year 2010 and offset by the increased property tax and professional fees.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of fees paid to third parties for research and development related activities conducted for the Company and cost of materials used and salaries paid for the development of the Company’s products, totaled $0.2 million for the three months ended March 31, 2011, were a decrease of $0.9 million or 78.7%  compared with the three months ended March 31, 2010 and totaled $ 1.4  million for the nine months ended March 31, 2011, a decrease of $1.9 million or 56.8%  compared with the nine months ended March 31, 2010.  Research and development expenses mainly related two R&D cooperative agreements which obligated us to make monthly payments to the designated university/institute research and development projects, plus expenses incurred. The decrease in the research and development costs was primarily due to the R&D cooperative agreement with Shandong University completed in September 2010 and we do not have new R&D projects subsequent to the completion.

OTHER INCOME (EXPENSES). Our other expenses consisted of financial expenses, change in fair value of derivative liabilities and other non-operating expenses (income). For the three months ended March 31, 2011, we had other income of $0.6 million as compared to $5.0 million of other income for the three months ended March 31, 2010, a decrease of $4.4 million in other income or 87.3%.We had other income of $2.1 million for the nine months ended March 31, 2011 as compared to other expenses of $2.1million for the nine months ended March 31, 2010, an increase of $4.2 million in expenses, or approximately 191.9%. The decrease in other income for the third quarter of fiscal year 2011 was primarily due to a decrease in gain in change in fair value of derivative liabilities of $8.9 million related to our financings in November 2007 and May 2008 and partially offset by the decrease in interest expenses of $4.1 million. The increase in other expense for the nine months ended March 31, 2011 was primarily due to the decrease of $2.0 million in the debt discount amortization expense and financing interest and penalty expenses related to our financings in November 2007 and May 2008 and offset by the increase of $1.6 million gain in change in fair value of derivative liabilities related to the same financings in November 2007 and May 2008.

NET INCOME. Our net income for the three months ended March 31, 2011 was $5.1 million as compared to $15.2 million for the three months ended March 31, 2011, a decrease of $10.1 million or 66.7%. Our net income for the nine months ended March 31, 2011 was $26.8 million as compared to $22.7 million for the nine months ended March 31, 2011, an increase of $4.1 million or 18.1%. The decrease in net income during the third quarter of fiscal year 2011 was primarily due to decrease in sales and other income and increase in selling, general and administrative expenses. The increase in our net income for the nine months ended March 31, 2011 as compared to the same period in fiscal year 2010 was primarily attributable to significant increase in other income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended March 31, 2011 was $36.1 million as compared to net cash provided by operating activities of $8.5 million for the nine months ended March 31, 2010. The cash provided by operating activities for the nine months ended March 31, 2011 was mainly attributed to the following: 1) net income of $26.8 million, 2) a decrease in accounts receivable of $14.1 million, 3) an add-back of amortization on debt discount and deferred debt costs of $12.1 million, 4) an add-back of depreciation and amortization expenses of $2.8 million  and 5) accrued liabilities of $3.2 million, partially offset by a decrease in other payable of $3.1 million, a decrease in tax payable of $3.6 million and the gain from change in fair value of derivative liabilities of $15.0 million.

Net cash used in investing activities for the nine months ended March 31, 2011 was $0.1 million and mainly attributable to purchases of equipments and building improvements. Net cash used by investing activities for the nine months ended March 31, 2010 was $16.5 million and was mainly attributable to purchase of a land use right for future factory expansion of $17 million.

Net cash used in financing activities for the nine months ended March 31, 2011 was $2.3 million primarily due to payments for bank loans.

We reported a net increase in cash for the nine months ended March 31, 2011 of $38.3 million as compared to a net decrease in cash for the nine months ended March 31, 2010 of $7.8 million.

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At March 31, 2011, almost all of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital requirements in the U.S. The Company’s management is currently evaluating the situation. Our working capital position increased by $51.0 million to $139.6 million at March 31, 2011, from $88.5 million at June 30, 2010. This increase in working capital is primarily attributable to an increase in cash of $38.3 million, decrease in short term bank loans of $2.2 million, decrease in accrued liabilities of $6.0 million, decrease in tax payable of $3.4 million and decrease in derivative liabilities of $17.3 million, and partially offset by decrease in net accounts receivable of $12.4 million and increase in net convertible notes of $3.3 million.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2011 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations :
Convertible debentures	$13,880	$13,880	$-	$-	$-

Total	$13,880	$13,880	$-	$-	$-

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

Risk Factors

Interest Rates. Our exposure to market risk for changes in interest rates primarily relates to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2011, we had approximately $157.3 million in cash and cash equivalent and restricted cash. A hypothetical 2% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statements of shareholders’ equity. We recorded net foreign currency gains (loss) of approximately $6.6 million and $197,000 for the nine months ended March 31, 2011 and 2010, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

Inflation Risk. In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China (NBS) (www.stats.gov.cn), the change in Consumer Price Index (CPI) in China was 4.7%, 5.9% and -0.7% in  2007, 2008 and 2009, respectively. Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Related Party Transactions

Other receivable - related parties

The Company leases two of its buildings to Jiangbo Chinese-Western Pharmacy, a company owned by the Company’s Chairman of the Board and other majority shareholders. For the three months ended March 31, 2011 and 2010, the Company recorded other income of approximately $84,000 and $81,000 from leasing the two buildings to this related party. For the nine months ended March 31, 2011 and 2010, the Company recorded other income of approximately $248,000 and $242,000 from leasing the two buildings to this related party.  As of March 31, 2011 and June 30, 2010, amount due from this related party was approximately $252,000 and $324,000, respectively.

Other payables - related parties

Other payables-related parties primarily consist of accrued salary payable to the Company’s officers and directors, and advances from the Company’s Chairman of the Board. These advances are short-term in nature and bear no interest. The amounts are expected to be repaid in the form of cash.

Other payables - related parties consisted of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)
Payable to Wubo Cao, Chairman of the Board	$204,732	$154,866

Payable to Shandong Hilead Biotechnology Co., Ltd., majority owned by Wubo Cao, Chairman of the Board and former Chief Executive Officer (1)	-	48,609

Payable to Michael Marks, Director	27,500	-

Payable to HaiboXu, Former Chief Operating Officer and Director	-	33,688

Payable to Elsa Sung, Former Chief Financial Officer	11,308	5,932

Payable to JianGe, Director	112,500	-

Payable to Huang Lei, Director	112,500	-

Payable to XiaoweiFeng, Director	22,500	-

Payable to John Wang, Director	35,500	12,500

Total other payable - related parties	$526,540	$255,595

(1)
The Company leases two warehouses from Shandong Hilead Biotechnology Co., Ltd., a company majority owned by the Company’s Chairman and former Chief Executive Officer. The rent expense related to this lease for the periods ended at March 31, 2011 and 2010 were immaterial.

On December 23, 2010, the Company advanced approximately $104,000 to Jiangbo Chinese-Western Pharmacy, an entity that is 90% owned by Wubo Cao, the Company’s Chairman, on an unsecured and interest free basis. The amount was fully repaid by Jiangbo Chinese-Western Pharmacy on December 30, 2010.

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

Recent Accounting Pronouncements

In the third quarter of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-3, which is not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and the breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of the end of the Company's third quarter ended March 31, 2011 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due to the significant deficiencies that we identified in internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended June 30, 2010 (the “Form 10-K”).

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

3.
We have continued to evaluate the internal control function in relation to the Company’s financial resources and requirements. We have established an internal control department and the department have started evaluating the Company’s current internal control over financial reporting process. To the extent possible, we will provide necessary trainings to our internal control staff and implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to insure that the foregoing do not become material weaknesses. We are currently evaluating the date for full implementation of the above remediation plan.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2011. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission

(b) Changes in internal controls over financial reporting. During the nine months covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

The Company is involved in various legal matters arising in the ordinary course of business. The Company currently does not have any pending legal proceedings that expect to have a significant impact on the Company.

Item 1A.  Risk Factors

Except as set forth below, there are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 28, 2010.

We were required to repay the November 2007 Debenture on or prior to February 28, 2011 and are required to repay the May 2008 Notes on or prior to May 30, 2011.

We became delinquent in the payment of principal on our November 2007 Debenture on March 1, 2011. To date, we have remained unable to make these payments. We were required to repay the then outstanding aggregate principal amount of the November 2007 Debentures, together with all accrued interest and penalties.  As of March 31, 2011 and the date of this report, no formal event of default notice has been  presented by the sole holder of the November 2007 Debentures and we are currently in discussions with the sole holder of the November 2007 Debenture to resolve the delinquent situation. However, the sole holder of the November 2007 Debentures may deliver an acceleration notice to us at any time. In the event that an acceleration notice is delivered to us, a cross-default will occur with respect to our May 2008 Notes and the majority holder of the May 2008 Notes will have the right to deliver an acceleration notice with respect to th May 2008 Notes. In such an event, we may be forced to seek protection under the United States Bankruptcy Code. In addition, on May 30, 2011, we will be required to repay the then outstanding aggregate principal amount of the May 2008 Notes, together with all accrued interest.  There can be no assurance that we will be able to make the repayments on time.  In the event that we are unable to repay the May 2008 Notes, when due, the majority holder of the May 2008 Notes may deliver an acceleration notice to the Company with respect to the May 2008 Notes.  In the event that an acceleration notice is delivered to us, we may be forced to seek protection under the United States Bankruptcy Code.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2011, the Company issued 3,250 shares of common stock to a consultant for services. The Company valued these shares at the fair market value on the service contract date of $8.40 per share, or $27,300 in total, based on the trading price of common stock on the contract date. For the nine months ended March 31, 2011, the Company recorded stock-based compensation expense of $27,300 related to this issuance accordingly.

In January 2011, in connection with the settlement (see Note 12) with the November 2007 Debentures and May 2008 Notes holders, the Company issued 886,277 shares of its common stock and the shares were valued at fair market value on the date of settlement at $6.64 per share or $5,884,879 in total, based on the trading price of the common stock. For the nine months ended March, 2011, the Company recorded settlement income of approximately $262,000 related to this settlement.

In March 2011, the Company issued a total of 3,200 shares of common stock to two of the Company’s directors and officers as compensations. The Company valued these shares at the fair market value on the date of grant of $4.38 per share, or $14,016 in total, based on the trading price of common stock. For the nine months ended March 31, 2011, the Company recorded stock based compensation expense of $14,016 related to this issuance accordingly.

Item 3. Defaults Upon Senior Securities

On January 19, 2011, the Company and the sole holder of the November 2007 Debentures and majority holder of the May 2008 Notes (the “ Holder”) entered into a Letter Agreement whereby the Company agreed to issue a total of 886,277 shares of its common stock to the Holder and the other holders of the May 2008 Notes holders by January 20, 2011 for all accrued interest and related interest penalty and the Holder agreed to waive the events of default provisions set forth in the November 2007 Debentures and May 2008 Notes.  The Holder also agreed to extend the due date of the November 2007 Debentures to February 28, 2011. The Company was unable to make the principal payment and became delinquent on the 2007 Debentures on March 1, 2011.  As of March 31, 2011 and the date of this report, no formal event of default notice has been presented by the sole holder of the November 2007 Debentures to the Company and the Company is currently in discussion with the holder to resolve the delinquent situation.

Item 4. (Removed and Reserved.)

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
10.1	Employment Contract between Ms. Ziling Sun, the Company and Laiyang Jiangbo Pharmaceuticals, Co., Ltd., dated May 12, 2011 (1).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIANGBO PHARMACEUTICALS, INC.

Date: May 23, 2011	By:	/s/ Jin Linxian
Jin Linxian
Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2011	By:	/s/ Ziling Sun
Ziling Sun
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

No.	Description
10.1	Employment Contract between Ms. Ziling Sun, the Company and Laiyang Jiangbo Pharmaceuticals, Co., Ltd., dated May 12, 2011 (1).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2011.