Form 10-Q/A
period 2011-03-31
Jiangbo Pharmaceuticals, Inc.
filed 2011-05-27
CIK 1091164

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

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2011, which was originally filed with the Securities Exchange Commission on May 23, 2011 (the “Original Filing”).  This Amendment is being filed to include an additional footnote under Note 19 - Commitments and Contingencies that had been requested by our auditors prior to the Original Filing but had not been included in the Original Filing.  In addition, new officer certifications are filed as exhibits to this Amendment.

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

b.	SEC Investigation

The Company received a letter of informal investigation dated December 22, 2010 from the U.S. Securities and Exchange Commission (“SEC”) requesting the Company to provide certain documents.  The letter indicated that the Company should not construe the investigation as an indication by the SEC or its staff that any violation of law has occurred or any adverse reflection on any person, entity or security.

In February 2011, the Company, through its Audit Committee, commenced an internal investigation into certain transactions.  On March 26, 2011, the staff of the SEC having been informed by the Company of  its internal investigation, notified the Company that it had begun a non-public formal investigation and requested certain information and materials relating to certain aspects of the Company’s public disclosures and operations.  The SEC has advised the Company that its investigation is not intended to suggest that the SEC believes at this time that the Company has done anything wrong and is in fact a fact finding investigation. The Company is committed to cooperating with the SEC Investigation and has responded to the SEC’s request for materials and information.  In light of the SEC’s investigation, the Company, through its Audit Committee, decided that the investigation should be conducted as an independent investigation and that the scope of the independent investigation should cover all issues raised by the SEC Investigation.  To that end the Audit Committee retained an international, U.S.-based law firm and an international professional accounting firm to conduct a comprehensive review of the issues raised by the SEC Investigation.  The SEC Investigation and the Independent Investigation are still in their early stages, and the Company cannot predict the duration or outcome of the investigations, or the impact, if any, those investigations may have on the Company’s financial condition or results of operations.

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

JIANGBO PHARMACEUTICALS, INC.

Date: May 27, 2011	By:	/s/ Jin Linxian
Jin Linxian
Chief Executive Officer
(Principal Executive Officer)

Date: May 27, 2011	By:	/s/ Ziling Sun
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